Form 10-Q
period 1996-03-31
GUILFORD PHARMACEUTICALS INC
filed 1996-05-08
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                               --------------

                       COMMISSION FILE NUMBER 0-23736
                                              -------

                        GUILFORD PHARMACEUTICALS INC.
           (Exact name of registrant as specified in its charter)
- - -------------------------------------------------------------------------------

        DELAWARE                                       52-1841960
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

        6611 TRIBUTARY STREET, BALTIMORE, MARYLAND          21224
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                410-631-6300
- - -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X             No
                             ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                      Outstanding at March 31, 1996
Common Stock, $.01 par value                                  9,093,065
- - ----------------------------                  -----------------------------------------

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                                                                                 Page (s)
                                                                                 ----
PART I.        FINANCIAL INFORMATION (UNAUDITED)

               Item 1.   Financial Statements

                         Balance Sheets -
                         March 31, 1996 and December 31, 1995                        3

                         Statements of Operations -
                         Three months ended March 31, 1996 and
                         March 31, 1995 and the period from
                         July 14, 1993 (date of inception) to
                         March 31, 1996                                              4

                         Statement of Stockholders' Equity -
                         Three months ended March 31, 1996                           5

                         Statements of Cash Flows
                         Three months ended March 31, 1996 and
                         March 31, 1995, and the period from July 14, 1993
                         (date of inception) to March 31, 1996                       6

                         Notes to Financial Statements                               7-8

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                         9-11

PART II.       OTHER INFORMATION                                                     12

               SIGNATURES                                                            13

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                       MARCH 31,          DECEMBER 31,
                                                                         1996                1995
                                                                         ----                ----
                             ASSETS
Current assets:
   Cash and cash equivalents                                          $ 39,118,595        $  4,259,531
   Short-term investments                                                9,360,993          11,552,038
   Short-term investments - restricted                                     238,021             250,000
   Licensing fee receivable                                                100,000             555,500
   Subscription receivable                                               5,640,000                   -
   Other current assets                                                    172,139             291,580
                                                                      ------------        ------------
                      Total current assets                              54,629,748          16,908,649
Investments - restricted                                                 4,094,007           3,392,284
Notes receivable from employees                                             86,653              85,476
Property and equipment, net                                              8,260,543           5,455,791
Other assets                                                               204,099             206,202
                                                                      ------------        ------------
                                                                      $ 67,275,050        $ 26,048,402
                                                                      ============        ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable:
     Trade                                                            $  1,617,002        $  1,149,743
     Construction                                                        1,924,828             489,960
   Bond payable - current portion                                          528,656             293,469
   Accrued consulting and contracted research expense                      371,860             400,909
   Accrued offering costs                                                  254,133             116,000
   Accrued payroll and related costs                                       343,812             681,000
   Accrued  expenses and other current liabilities                         371,987             447,999
                                                                      ------------        ------------
      Total current liabilities                                          5,412,278           3,579,080

Bond payable, less current portion                                       5,462,783           4,695,508

Commitments

Stockholders' equity:
   Convertible preferred stock, par value $.01 per share
        Authorized 4,700,000 shares,  none issued                                -                   -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                                      -                   -
   Common stock, par value $.01 per share.
        Authorized 20,000,000 shares; 9,093,065 and
        6,793,065 issued and outstanding at March 31, 1996
        and December 31, 1995, respectively                                 90,931              67,931
   Additional paid-in capital                                           81,212,826          38,122,463
   Notes receivable on common stock                                       (139,500)           (139,500)
   Deficit accumulated during the development stage                    (24,466,537)        (19,947,437)
   Deferred compensation                                                  (297,731)           (329,643)
                                                                      ------------        ------------
                   Total stockholders' equity                           56,399,989          17,773,814
                                                                      ------------        ------------
                                                                      $ 67,275,050        $ 26,048,402
                                                                      ============        ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                             JULY 14, 1993
                                                         THREE MONTHS ENDED MARCH 31,    (DATE OF INCEPTION) TO
                                                           1996               1995           MARCH 31, 1996
                                                       ------------       ------------   ----------------------
Revenues:
    License fee revenue                                $    100,000                  -                  655,500
    Research and development revenue
        under collaborative agreements                        9,649                  -                   39,919
                                                       ------------       ------------   ----------------------
       Total revenues                                       109,649                  -                  695,419
Operating expenses:
    Research and development                              3,374,127          1,584,467               16,458,774
    Research and development - Gell
       Pharmaceuticals Inc.                                 197,671                  -                  730,298
    General and administrative                            1,344,228            774,953                8,447,518
    Compensation expense - warrants                               -                  -                  991,304
                                                       ------------       ------------   ----------------------
       Total operating expenses                           4,916,026          2,359,420               26,627,894
                                                       ------------       ------------   ----------------------
Loss from operations                                     (4,806,377)        (2,359,420)             (25,932,475)
Other income (expense):
    Interest income                                         358,409            178,788                1,531,681
    Other income                                                  -             29,590                  199,319
    Interest expense                                        (71,132)           (37,965)                (265,062)
                                                       ------------       ------------   ----------------------
          Net loss                                     $ (4,519,100)        (2,189,007)             (24,466,537)
                                                       ============       ============   ======================

Net loss per share                                     $      (0.65)             (0.58)                   (6.28)
                                                       ============       ============   ======================

Shares used in computation of
       net loss per share                                 6,959,072          3,786,276                3,894,585
                                                       ============       ============   ======================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996


                                                                          COMMON STOCK
                                                                          ------------                ADDITIONAL
                                                                   NUMBER                               PAID-IN
                                                                 OF SHARES            AMOUNT            CAPITAL
                                                                 ---------            ------            -------
BALANCE, DECEMBER 31, 1995                                        6,793,065            $67,931         38,122,463
Issuance of common stock in  public offering at $20.00
  per share, net of offering costs                                2,300,000             23,000         42,858,797
Proceeds from Gell Pharmaceuticals relating to the put option                                             231,566
Amortization of deferred compensation
Net loss for the period
                                                                 ----------           --------        -----------
BALANCE, MARCH 31, 1996                                           9,093,065            $90,931         81,212,826
                                                                 ----------           --------        -----------


                                                                                   DEFICIT
                                                                    NOTES        ACCUMULATED
                                                                  RECEIVABLE       DURING                            TOTAL
                                                                  ON COMMON      DEVELOPMENT        DEFERRED      STOCKHOLDERS'
                                                                    STOCK           STAGE         COMPENSATION       EQUITY
                                                                    -----           -----         ------------       ------
BALANCE, DECEMBER 31, 1995                                          (139,500)    (19,947,437)        (329,643)     17,773,814
Issuance of common stock in  public offering at $20.00
  per share, net of offering costs                                                                                 42,881,797
Proceeds from Gell Pharmaceuticals relating to the put option                                                         231,566
Amortization of deferred compensation                                                                  31,912          31,912
Net loss for the period                                                           (4,519,100)                      (4,519,100)
                                                                   ----------   -------------       ----------   ------------
BALANCE, MARCH 31, 1996                                             (139,500)    (24,466,537)        (297,731)    $56,399,989
                                                                   ----------   -------------       ----------   ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED MARCH 31,          JULY 14, 1993
                                                                             ----------------------------     (DATE OF INCEPTION) TO
                                                                             1996                     1995         MARCH 31, 1996
                                                                             ----                     ----         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                             $ (4,519,100)             $ (2,189,007)       $ (24,466,537)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                          230,885                    59,342              842,282
      Noncash compensation expense                                            31,912                    17,064            1,213,172
      Provision for loss related to advance to underwriter                         -                         -              175,000
      Preferred stock issued in exchange for technology acquired
         in the research and development stage                                                               -              300,000
      Preferred stock issued in exchange for various expenses
         paid for by Scios Nova Inc. on behalf of the Company                      -                         -              245,225
   Changes in assets and liabilities:
      Licensing fee receivable                                               455,500                         -             (100,000)
      Notes receivable                                                        (1,177)                   20,392               88,347
      Other current assets                                                   119,441                     1,552             (347,139)
      Other assets                                                             2,103                   (23,359)            (204,099)
      Accounts payable                                                     1,902,128                  (618,504)           3,541,831
      Advance from Gell Pharmaceuticals Inc.                                 (91,852)                        -                    -
      Accrued expenses and other liabilities                                (212,264)                  (90,718)           1,370,001
                                                                        ------------              ------------        -------------
         Net cash used in operating activities                            (2,082,424)               (2,823,238)         (17,341,917)
                                                                        ------------              ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                      (3,035,637)                 (948,299)          (9,102,825)
   Maturities of short-term investments                                    6,684,825                 6,285,503           46,755,412
   Purchases of short-term investments                                    (5,195,503)               (5,589,179)         (60,210,412)
   Restricted cash                                                            11,979                         -             (238,021)
                                                                        ------------              ------------        -------------
         Net cash used in investing activities                            (1,534,336)                 (251,975)         (22,795,846)
                                                                        ------------              ------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                       -                         -            2,964,775
   Net proceeds from issuances of common stock                            37,241,796                   167,017           68,727,101
   Proceeds from bond issuance                                             1,002,462                 1,337,112            5,991,439
   Proceeds from Gell Pharmaceuticals relating to the put option             231,566                         -              958,043
   Proceeds received on subscriptions receivable                                                             -              500,000
   Advances from Scios Nova Inc.                                                   -                         -              115,000
                                                                        ------------              ------------        -------------
         Net cash provided by financing activities                        38,475,824                 1,504,129           79,256,358
                                                                        ------------              ------------        -------------
Net increase (decrease) in cash and cash equivalents                      34,859,064                (1,571,084)          39,118,595
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                       4,259,531                 4,039,856                    -
                                                                        ------------              ------------        -------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                          $ 39,118,595              $  2,468,772        $  39,118,595
                                                                        ============              ============        =============

SUPPLEMENTARY INFORMATION
Noncash transactions:
   Issued shares of common stock in lieu of cash bonus                  $          -              $     28,209        $      28,209
   Issuances of common stock to executive officers                                 -                   182,525              509,850
   Interest paid, net of amount capitalized                                  110,506                    21,922              275,523
   Collateral transferred from unrestricted to restricted investments        701,723                   935,979            4,094,007
   Receivable from over-allotment purchase of 300,000 common shares     $  5,640,000              $          -        $   5,640,000
                                                                        ============              ============        =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K/A2 for the year ended December 31, 1995.

    Except for the historical information contained in this Form 10-Q, the matters discussed in the quarterly report are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from predicted results. Information concerning factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the recently filed registration statement on Form S-3 declared effective on March 21, 1996.

    In the opinion of the Company's management, the accompanying unaudited financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows for the respective periods as set forth in the Index to Financial Information. Interim results are not necessarily indicative of results for the full fiscal year.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of Common Stock outstanding and gives effect to certain adjustments described below. Common equivalent shares from stock options and convertible preferred stock are generally excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission ("SEC") Staff Accounting Bulletins and SEC Staff policy, common and common equivalent shares issued during the 12 month period prior to the June 1994 initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and initial public offering price of $8.00 per share for stock options and the if-converted method for convertible preferred stock through the conversion date, June 24, 1994).

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    The following table sets forth the calculation of total number of shares used in the computation of net loss per common share:

                                                                                                               July 14, 1993
                                                                                                          (date of inception) to
                                                                     Three Months Ended March 31,             March 31, 1996
                                                                   ------------------------------            --------------
                                                                    1996                    1995
                                                                    ----                    ----
Weighted average common shares outstanding  . . . . . . . .       6,890,867                3,723,048               3,363,599

Incremental shares assumed to be outstanding
    related to common stock, stock options
    and warrants granted based on the
    treasury stock method   . . . . . . . . . . . . . . . .          68,205                   63,228                 165,298
Convertible preferred stock (assumed
    converted 1 for 1 basis following the
    1 for 2.3 reverse common stock split
    through June 24, 1994, the date such
    shares were converted)  . . . . . . . . . . . . . . . .               0                        0                 365,688
                                                                -----------              -----------             -----------

Weighted average common and common
    equivalent shares used in computation
    of net loss per share   . . . . . . . . . . . . . . . .       6,959,072                3,786,276               3,894,585
                                                                  =========                =========               =========

3.  EQUITY TRANSACTIONS

    On March 21, 1996, the Company completed a public offering of 2,000,000 shares of its common stock, $.01 par value per share, providing net proceeds of approximately $37.3 million to the Company.

    On March 28, 1996, the underwriters exercised their over-allotment option, related to the above, to purchase 300,000 additional shares of common stock, $.01 par value per share. There were no material contingencies or conditions precedent to closing and accordingly net proceeds of approximately $5.6 million to the Company (which closed on April 3, 1996) were recorded in subscriptions receivable and appropriate equity accounts.

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

    Guilford is a development stage biopharmaceutical company engaged in the development of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases and (ii) therapeutic and diagnostic products for neurological diseases and conditions. Since inception, the Company has received approximately $78.3 million in net cash proceeds from sales of equity securities, $12.9 million from the initial public offering, $60.8 million (including $5.6 million received in April 1996, see Note 3 of Notes to Financial Statements) from two follow-on offerings and $4.6 million (including approximately $700,000 in cash proceeds from management and a founder/director) in private sales of equity securities. To date, the Company has not made any product sales or generated other significant revenues. A substantial part of the Company's activities since inception has been devoted to raising capital, recruiting personnel, initiating product research programs and clinical trials, constructing and validating its GLIADEL manufacturing facility and preparing and filing a Treatment IND and an NDA for its lead product candidate, GLIADEL.

    The Company has incurred net operating losses since its inception and expects such losses to increase substantially as it expands its research and development efforts. The Company will be required to conduct further research, development, clinical trials and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in significant operating losses for the foreseeable future. The Company's ability to achieve profitability will depend upon its ability, either alone or with others, to develop its product candidates successfully, conduct clinical trials, obtain required regulatory approvals, manufacture at reasonable cost and market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt, if ever, of planned regulatory approvals for GLIADEL and other product candidates, future license fees and milestone payments, if any, and the timing and extent of funding of clinical studies with respect to the Company's potential products. The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, and manufacturing will continue to increase for the foreseeable future as the Company develops its potential products.

RESULTS OF OPERATIONS

     The Company recognized $109,649 in revenues for three months ended March 31, 1996, including $100,000 in licensing fee revenue pursuant to the Company's agreement with Orion Farmos related to the filing of the NDA for Gliadel. The Company received no revenues from licensing fees, research and development collaborative income or product sales during the same period ended in 1995.

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)

     Research and development expenses increased to $3,571,798 for three months ended March 31, 1996 compared to $1,584,467 for the same period ended in 1995. The increase is primarily due to the expansion of the Company's research and development programs, scale-up of manufacturing and clinical research related to the treatment IND for Gliadel which resulted in an increase in the number of employees, personnel related costs, laboratory supplies and consumables along with outside services such as contracted research and consulting.

     General and administrative expenses increased to $1,344,228 for three months ended March 31, 1996 compared to $774,953 for the same period ended in 1995. The increase in expenditures is primarily the result of an increase in the number of employees and personnel related costs required to support the Company's ongoing research and development activities and outside services related to patent activities.

     Interest income increased to $358,409 for three months ended March 31, 1996 compared to $178,788 for the same period ended in 1995, primarily due to an increase in the average invested capital resulting primarily from equity offerings. Interest expense increased to $71,132 for three months ended March 31, 1996 compared to $37,965 for the same period in 1995, relating to borrowings under the December 1994 loan agreement with Signet Bank providing for the construction of manufacturing, administrative and research and development facilities and for the purchase of related equipment. The Company received $29,590 in sublease income for three months ended March 31, 1995, compared to none for the same period in 1996.

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company's cash and investments were $52,811,616 at March 31, 1996. Included in this amount is $4,094,007 of restricted cash held as collateral with respect to the Company's indebtedness. The Company has incurred net operating losses since its inception and expects such losses to increase substantially as its expands its research and development efforts and continues to prepare for a planned commercialization and product launch of GLIADEL. The Company does not expect operations either in the short-term or over the next several years to generate positive cash flow. The Company believes that its existing resources, along with the net proceeds from the March 1996 offering of 2,300,000 shares of the Company's common stock will be sufficient to fund the Company's planned activities through at least the end of 1997. There can be no assurance, however, that changes in the Company's research and development plans or other changes will not result in the earlier expenditure of such resources. The Company may need to raise substantial additional capital to fund future operations and to service existing indebtedness. The Company anticipates that it will fund future capital requirements through a combination of public and private financings,

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)


collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public or private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that required future financing arrangements will be available on acceptable terms, or at all.

    Capital expenditures of $3,035,637 were incurred in the first quarter ended March 31, 1996 compared to $948,299 for the same period ended March 31, 1995. These capital expenditures were related to the construction of research and development laboratories, expansion of the manufacturing facility and administrative offices. Additionally, such purchases included capital equipment and computer software to support the Company's activities. The Company expects to utilize, in 1996, available borrowings under its existing $8,000,000 loan agreement with Signet Bank to finance certain in-process tenant improvements related to the construction of research and development laboratories and other related areas. The Company expects additional capital will be required to provide for manufacturing plant capacity expansion and research and development laboratories. To fund such activities, the Company, in February 1996, has obtained a commitment for an additional $4,200,000 term loan with Signet Bank to support tenant improvements. In addition, the Company is negotiating a $5,000,000 lease financing arrangement for the funding of capital equipment.

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)


PART II. - OTHER INFORMATION

Item 1.       Legal Proceedings:
              None

Item 2.       Changes in Securities:
              None

Item 3.       Defaults in Senior Securities:
              None

Item 4.       Submission of Matters to a Vote of Security Holders:
              None

Item 5.       Other Information:
              None

Item 6.       Exhibits and Reports on Form 8-K:

              (a)  Exhibits:
                   None

              (b)  Report on Form 8-K
                   None

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Guilford Pharmaceuticals Inc.




Date: May 8, 1996                  /s/ Craig R. Smith, M.D.
                                   -------------------------------------------
                                   Craig R. Smith, M.D.
                                   President and Chief Executive Officer



Date: May 8, 1996                  /s/ Andrew R. Jordan
                                   -------------------------------------------
                                   Andrew R. Jordan
                                   Vice President and Chief Financial Officer
                                   (Chief Accounting Officer)