Form 10-Q
period 1996-06-30
GUILFORD PHARMACEUTICALS INC
filed 1996-08-14
CIK 918066

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                                 -------------

                         COMMISSION FILE NUMBER 0-23736
                                                -------

                         GUILFORD PHARMACEUTICALS INC.
            (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------

      DELAWARE                                                 52-1841960
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)


       6611 TRIBUTARY STREET, BALTIMORE, MARYLAND                 21224
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 410-631-6300
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes   X       No
                           ------       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                          Outstanding at August 13, 1996
Common Stock, $.01 par value                                    9,307,251
- ----------------------------                            ------------------------------

                         GUILFORD PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                                                                                                  Page (s)
                                                                                                  ----
PART I.     FINANCIAL INFORMATION (UNAUDITED)

            Item 1.  Financial Statements

                     Consolidated Balance Sheets
                     June 30, 1996 and December 31, 1995                                           3

                     Consolidated Statements of Operations
                     Three months ended June 30, 1996 and 1995;
                     Six months ended June 30, 1996 and 1995
                     and the period from July 14, 1993 (date of
                     inception) to June 30, 1996                                                   4

                     Consolidated Statement of Stockholders' Equity
                     Six months ended June 30, 1996                                                5

                     Consolidated Statements of Cash Flows
                     Three months ended June 30, 1996 and 1995;
                     Six months ended June 30, 1996 and 1995
                     and the period from July 14, 1993 (date of
                     inception) to June 30, 1996                                                   6

                     Notes to Consolidated Financial Statements                                    7-9

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           10-13

PART II.    OTHER INFORMATION                                                                      14-16

            SIGNATURES                                                                             17

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                          CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30,           DECEMBER 31,
                                                                     1996                 1995
                                                                     ----                 ----
                                                                 (UNAUDITED)
                  ASSETS
Current assets:
  Cash and cash equivalents                                   $    10,898,687       $     4,259,531
  Short-term investments                                           51,499,407            11,552,038
  Short-term investments - restricted                                 238,021               250,000
  Licensing fee receivable                                                -                 555,500
  Other current assets                                                159,418               291,580
                                                              -----------------     -----------------
         Total current assets                                      62,795,533            16,908,649
Investments - restricted                                            5,143,023             3,392,284
Notes receivable from employees                                        59,658                85,476
Property and equipment, net                                        11,967,070             5,455,791
Other assets                                                          198,937               206,202
                                                              -----------------     -----------------
                                                              $    80,164,221       $    26,048,402
                                                              =================     =================

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                                     $     2,013,051       $     1,149,743
    Construction                                                      724,248               489,960
  Bond & Term Loan payable - current portion                          967,567               293,469
  Advance from Gell Pharmaceuticals Inc.                              189,112                91,852
  Accrued payroll and related costs                                   547,762               681,000
  Accrued expenses and other current liabilities                      442,422               873,056
                                                              -----------------     -----------------
      Total current liabilities                                     4,884,162             3,579,080

Long-term liabilities:
  Bond payable, less current portion                                6,989,620             4,695,508
  Term Loan payable, less current portion                           1,246,621                     -
                                                              -----------------     -----------------
      Total long-term liabilities                                   8,236,241             4,695,508

Commitments

Stockholders' equity:
   Convertible preferred stock, par value $.01 per share
     Authorized 4,700,000 shares,  none issued                              -                     -
   Series A junior participating preferred stock,
     par value $.01 per share. Authorized 300,000
     shares, none issued                                                    -                     -
   Common stock, par value $.01 per share.
     Authorized 20,000,000 shares; 9,301,621 and
     6,793,065 issued and outstanding at June 30, 1996
     and December 31, 1995, respectively                               93,016                67,931
   Additional paid-in capital                                      89,047,555            38,122,463
   Notes receivable on common stock                                  (139,500)             (139,500)
   Deficit accumulated during development stage                   (21,691,433)          (19,947,437)
   Deferred compensation                                             (265,820)             (329,643)
                                                              -----------------     -----------------
        Total stockholders' equity                                 67,043,818            17,773,814
                                                              -----------------     -----------------

                                                              $    80,164,221       $    26,048,402
                                                              =================     =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                      1996             1995                  1996               1995
                                                 ---------------   ---------------    ----------------    ---------------
Revenues:
    Contract revenue                             $    7,500,000    $            -     $     7,500,000     $            -
    License fee revenue                                       -                 -             100,000                  -
    Research and development revenue
        under collaborative agreements                    9,052            12,970              18,701             12,970
                                                 ---------------   ---------------    ----------------    ---------------
       Total revenues                                 7,509,052            12,970           7,618,701             12,970
Operating expenses:
    Research and development                          3,335,334         1,905,782           6,709,461          3,490,249
    Research and development - Gell
       Pharmaceuticals Inc.                             225,551           207,086             423,222            207,086
    General and administrative                        1,852,897         1,040,939           3,197,125          1,815,892
    Compensation expense - warrants                           -                 -                   -                  -
                                                 ---------------   ---------------    ----------------    ---------------
       Total operating expenses                       5,413,782         3,153,807          10,329,808          5,513,227
                                                 ---------------   ---------------    ----------------    ---------------
Income (Loss) from operations                         2,095,270        (3,140,837)         (2,711,107)        (5,500,257)
Other income (expense):
    Interest income                                     795,050           145,502           1,153,459            324,290
    Other income                                          1,076           123,332               1,076            152,922
    Interest expense                                   (116,292)          (32,688)           (187,424)           (70,653)
                                                 ---------------   ---------------    ----------------    ---------------
          Net Income (loss)                      $    2,775,104    $   (2,904,691)    $    (1,743,996)    $   (5,093,698)
                                                 ===============   ===============    ================    ===============

Net Income (loss) per share                               $0.27    $        (0.76)    $         (0.22)            ($1.34)
                                                 ===============   ===============    ================    ===============

Shares used in computation of
 net income (loss) per share                         10,236,759         3,834,867           8,015,569          3,810,706
                                                 ===============   ===============    ================    ===============



                                              JULY 14, 1993
                                         (DATE OF INCEPTION) TO
                                              JUNE 30, 1996
                                         ----------------------
Revenues:
    Contract revenue                        $        7,500,000
    License fee revenue                                655,500
    Research and development revenue
        under collaborative agreements                  48,971
                                            -------------------
       Total revenues                                8,204,471
Operating expenses:
    Research and development                        19,794,108
    Research and development - Gell
       Pharmaceuticals Inc.                            955,849
    General and administrative                      10,300,415
    Compensation expense - warrants                    991,304
                                            -------------------
       Total operating expenses                     32,041,676
                                            -------------------
Income (Loss) from operations                      (23,837,205)
Other income (expense):
    Interest income                                  2,326,731
    Other income                                       200,395
    Interest expense                                  (381,354)
                                            -------------------
          Net Income (loss)                 $      (21,691,433)
                                            ===================

Net Income (loss) per share                         N/M
Shares used in computation of
 net income (loss) per share


N/M = NOT MEANINGFUL

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                                                                                            DEFICIT
                                                           COMMON STOCK                        NOTES      ACCUMULATED
                                                        -------------------     ADDITIONAL   RECEIVABLE      DURING
                                                         NUMBER                  PAID-IN     ON COMMON    DEVELOPMENT
                                                        OF SHARES    AMOUNT      CAPITAL       STOCK         STAGE
                                                        ---------    ------      -------       -----         -----
BALANCE, DECEMBER 31, 1995                              6,793,065   $ 67,931   38,122,463     (139,500)   (19,947,437)
Issuance of common stock in public offering
  at $20.00 per share, net of offering costs            2,300,000     23,000   42,871,741
Other issuances of common stock                           208,556      2,085    7,560,963
Proceeds from Gell Pharmaceuticals relating to
  the put option                                                                  448,802
Amortization of deferred compensation                                              43,586
Net loss for the period                                                                                    (1,743,996)
                                                       ----------  ---------  -----------    ----------  -------------
BALANCE, JUNE 30, 1996                                  9,301,621   $ 93,016   89,047,555     (139,500)   (21,691,433)
                                                       ----------  ---------  -----------    ----------  -------------





                                                                                            TOTAL
                                                                      DEFERRED          STOCKHOLDERS'
                                                                    COMPENSATION            EQUITY
                                                                    ------------            ------
BALANCE, DECEMBER 31, 1995                                             (329,643)       $   17,773,814
Issuance of common stock in public offering at $20.00
  per share, net of offering costs                                                         42,894,741
Other issuances of common stock                                                             7,563,048
Proceeds from Gell Pharmaceuticals relating to the put option                                 448,802
Amortization of deferred compensation                                    63,823               107,409
Net loss for the period                                                                    (1,743,996)
                                                                      ----------      ----------------
BALANCE, JUNE 30, 1996                                                 (265,820)       $   67,043,818
                                                                      ----------      ----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------      -------------------------
                                                                        1996             1995             1996            1995
                                                                        ----             ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                              $   2,775,104   $   (2,904,691)  $   (1,743,996)  $  (5,093,698)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                     258,727          126,710          489,612         186,052
      Noncash compensation expense                                       75,497           31,672          107,409          48,736
      Provision for loss related to advance to underwriter                    -                -                -               -
      Preferred stock issued in exchange for technology acquired
         in the research and development stage                                                 -                                -
      Preferred stock issued in exchange for various expenses
         paid for by Scios Nova Inc. on behalf of the Company                 -                -                -               -
   Changes in assets and liabilities:
      Licensing fee receivable                                          100,000                -          555,500               -
      Notes receivable                                                   26,995            1,802           25,818          22,194
      Other current assets                                               12,721          (64,560)         132,162         (63,008)
      Other assets                                                        5,162              240            7,265         (23,119)
      Accounts payable                                                 (804,532)         237,056        1,097,596        (381,448)
      Advance from Gell Pharmaceuticals Inc.                            189,112          163,750           97,260         163,750
      Accrued expenses and other liabilities                           (351,608)         165,424         (563,872)         74,706
                                                                  --------------  ---------------  ---------------  --------------
         Net cash provided by (used in) operating activities          2,287,178       (2,242,597)         204,754      (5,065,835)
                                                                  --------------  ---------------  ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                 (3,965,254)        (929,519)      (7,000,891)     (1,877,818)
   Maturities of short-term investments                              13,812,796        3,163,231       20,497,621       9,448,734
   Purchases of short-term investments                              (57,000,226)      (1,097,622)     (62,195,729)     (6,686,801)
   Restricted cash                                                            -                -           11,979               -
                                                                  --------------  ---------------  ---------------  --------------
         Net cash provided by (used in) investing activities        (47,152,684)       1,136,090      (48,687,020)        884,115
                                                                  --------------  ---------------  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                  -                -                -               -
   Net proceeds from issuances of common stock                       13,215,993          311,380       50,457,789         478,397
   Proceeds from bond and term loan issuances                         3,290,800          889,273        4,293,262       2,226,385
   Proceeds from Gell Pharmaceuticals relating to the put option        217,236                -          448,802               -
   Principal payments on bond payable                                   (78,431)               -          (78,431)              -
   Proceeds received on subscriptions receivable                                               -                                -
   Advances from Scios Nova Inc.                                              -                -                -               -
                                                                  --------------  ---------------  ---------------  --------------
         Net cash provided by financing activities                   16,645,598        1,200,653       55,121,422       2,704,782
                                                                  --------------  ---------------  ---------------  --------------
Net increase (decrease) in cash and cash equivalents                (28,219,908)          94,146        6,639,156      (1,476,938)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                 39,118,595        2,468,772        4,259,531       4,039,856
                                                                  --------------  ---------------  ---------------  --------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                    $  10,898,687   $    2,562,918   $   10,898,687   $   2,562,918
                                                                  ==============  ===============  ===============  ==============
Supplemental disclosures of cash flow information:
    Interest paid, net of amount capitalized                      $     106,440   $       28,242   $      216,946   $      50,164

Noncash Investing and Financing Activities:
    Collateral transferred from unrestricted to restricted
      investments                                                 $   1,049,016   $      622,491   $    1,750,739   $   1,558,470
    Issued shares of common stock in lieu of cash bonus                    -                   -                -          28,209
    Issuances of common stock to executive officers                        -              51,200                -         236,850

                                                                                      JULY 14, 1993
                                                                                  (DATE OF INCEPTION) TO
                                                                                      JUNE 30, 1996
                                                                                      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                            $         (21,691,433)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                                         1,101,009
      Noncash compensation expense                                                          1,288,669
      Provision for loss related to advance to underwriter                                    175,000
      Preferred stock issued in exchange for technology acquired
         in the research and development stage                                                300,000
      Preferred stock issued in exchange for various expenses
         paid for by Scios Nova Inc. on behalf of the Company                                 245,225
   Changes in assets and liabilities:
      Licensing fee receivable                                                                      -
      Notes receivable                                                                        115,342
      Other current assets                                                                   (334,418)
      Other assets                                                                           (198,937)
      Accounts payable                                                                      2,737,299
      Advance from Gell Pharmaceuticals Inc.                                                  189,112
      Accrued expenses and other liabilities                                                1,018,393
                                                                                ----------------------
         Net cash provided by (used in) operating activities                              (15,054,739)
                                                                                ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                                      (13,068,079)
   Maturities of short-term investments                                                    60,568,208
   Purchases of short-term investments                                                   (117,210,638)
   Restricted cash                                                                           (238,021)
                                                                                ----------------------
         Net cash provided by (used in) investing activities                              (69,948,530)
                                                                                ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                                2,964,775
   Net proceeds from issuances of common stock                                             81,943,094
   Proceeds from bond and term loan issuances                                               9,282,239
   Proceeds from Gell Pharmaceuticals relating to the put option                            1,175,279
   Principal payments on bond payable                                                         (78,431)
   Proceeds received on subscriptions receivable                                              500,000
   Advances from Scios Nova Inc.                                                              115,000
                                                                                ----------------------
         Net cash provided by financing activities                                         95,901,956
                                                                                ----------------------
Net increase (decrease) in cash and cash equivalents                                       10,898,687
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                                -
                                                                                ----------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                  $          10,898,687
                                                                                ======================

Supplemental disclosures of cash flow information:
    Interest paid, net of amount capitalized                                    $             381,963

Noncash Investing and Financing Activities:
    Collateral transferred from unrestricted to restricted
      investments                                                               $           5,143,023
    Issued shares of common stock in lieu of cash bonus                                        28,209
    Issuances of common stock to executive officers                                           509,850


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

        The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K/A2 for the year ended December 31, 1995.

        Except for the historical information contained in this Form 10-Q, the matters discussed in the quarterly report are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ from predicted results. Information concerning factors that could affect the Company's financial results are set forth in the Company's filings with the Securities and Exchange Commission including the Company's registration statement on Form S-3 declared effective on March 21, 1996.

        In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows for the respective periods as set forth in the Index to Financial Information. Interim results are not necessarily indicative of results for the full fiscal year.

2.      PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc, and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

3.      EARNINGS PER SHARE

        The computation of both primary and fully diluted earnings per share was based on the weighted average number of common shares outstanding during the period adjusted to include, when their effect is dilutive, common stock equivalents consisting of warrants, stock options and put rights. Both primary and fully diluted earnings per share are the same for the three months ended June 1996.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 1996, the computation of both primary and fully diluted earnings per share exclude common stock equivalents since their effect on earnings per share is antidilutive.

4.      EQUITY TRANSACTIONS

        On June 13, 1996, the Company entered into a Stock Purchase Agreement with Rhone-Poulenc Rorer Inc. ("RPR Inc."). Under the terms of the agreement, RPR Inc. purchased 187,687 shares of the Company's common stock, $.01 par value per share, providing net proceeds of $7.5 million to the Company.

5.      CONSULTING AGREEMENTS

        Effective as of April 18, 1996, the Company entered into two consulting agreements, each providing for annual cash compensation in the amounts of $115,000, $125,000, $135,000 and $145,000 over a term of four years. In addition to such cash compensation, the Company has granted options to each consultant to purchase up to 150,000 shares of its common stock, valid for 10 years from issuance, with varying exercise prices and varying vesting periods based on either the passage of time or based upon the achievement of certain milestones. Certain milestones, if ever achieved, would result in accelerated vesting of up to 100,000 of the aforementioned options for each consultant based on the agreements. During the second quarter, the Company recognized $48,000 in cash compensation and $45,000 as deferred compensation relating to that portion of the consulting agreements recognizable at June 30, 1996. The Company expects that commencing in the third quarter of 1996 it will be required to take noncash charges related to the aforementioned options which under FAS 123 (Accounting for Stock Based Compensation) require compensation expense to be recognized using a fair value based method. As a result, the Company expects it will charge to operations, in varying amounts per quarter through 2001, between $2.1 million and $3.4 million.

6.      MARKETING, SALES AND DISTRIBUTION RIGHTS AND RELATED AGREEMENTS WITH
        RPR

        On June 13, 1996, the Company entered into a Marketing, Sales and Distribution Rights Agreement and related agreements with RPR Inc. and Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR Pharm."; collectively with RPR Inc., "RPR") granting RPR Pharm. worldwide marketing rights (excluding Scandinavia) for GLIADEL(R) Wafer ("GLIADEL"). The Company received $15.0

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million upon the signing of these agreements ($7.5 million as an equity investment (see note 4) and $7.5 million as a non-refundable rights payment). RPR Pharm. is obligated to make up to an additional $60.0 million in milestone payments including $7.5 million in the form of an additional equity investment only if the Company achieves certain key regulatory approvals. Moreover, RPR Pharm. may also fund up to $17 million for the development of a higher-dose GLIADEL product and to fund certain additional clinical studies related to GLIADEL. The Company will manufacture and supply GLIADEL to RPR Pharm. and will receive a transfer price and royalties based on product sales. RPR Pharm. also has a right of first offer to obtain exclusive rights to certain additional oncology products that may be developed in the future using the Company's proprietary biodegradable polymer implant polymer technologies. In consideration for these rights of first offer, RPR Pharm. has also agreed to make certain additional research and development payments.

        Under the terms of its loan agreement with RPR, the Company has the right to borrow up to an aggregate of $7.5 million, under certain conditions, to expand the Company's manufacturing and related facilities. Not earlier than January 2, 1997, the Company may borrow $4.0 million from RPR under this loan agreement and an additional $3.5 million no earlier than twelve nor later than eighteen months following funding of the initial $4.0 million. Any amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest interest rate paid by RPR from time to time on its most senior indebtedness.

 7.     SHARE OPTION PLANS

        In May 1996, the Company's stockholders approved amendments to the Company's 1993 Employee Share Option and Restricted Share Plan, as amended (the "Employee Plan"), and the Directors' Stock Option Plan (the "Directors' Plan"). The Employee Plan was amended to increase the number of shares of common stock available for issuance under the plan from 600,000 shares to 1,800,000 shares. The Directors' Plan was amended to permit a director who is an officer or employee or a stockholder of the Company that holds less than 20% of the Company's stock to receive options under the Directors' Plan.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") is a development stage biopharmaceutical company engaged in the development of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases and (ii) therapeutic and diagnostic products for neurological diseases and conditions. Since inception, the Company has received approximately $85.8 million in net cash proceeds from sales of equity securities, of which approximately $17.9 million and $42.9 million was received in August 1995 and March 1996, respectively, in follow-on public offerings of common stock. In addition to public equity offerings, the Company has raised $12.1 million since inception (including approximately $700,000 in cash proceeds from management and a founder/director) in private sales of equity securities. A substantial part of the Company's activities since inception has been devoted to raising capital, recruiting personnel, initiating product research programs and clinical trials, constructing and validating its GLIADEL manufacturing facility and preparing and filing an NDA for its lead product candidate, GLIADEL.

        The Company incurred net operating losses from its inception through the first quarter of 1996. The Company realized net income in the second quarter of 1996 due to a one-time non-refundable rights payment from RPR Pharm.The Company expects to experience quarter-to-quarter and year-to- year fluctuations in revenues, expenses, net income and net losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt, if ever, of regulatory approvals for GLIADEL and other product candidates and receipt of any future license fees, milestone payments, transfer prices and royalties related to product sales. The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company seeks to commercialize GLIADEL in conjunction with its partners and to develop its other potential products. The Company's ability to achieve consistent profitability will depend upon its ability, either alone or with others, to develop its product candidates successfully, conduct clinical trials, obtain required regulatory approvals, manufacture at reasonable cost and market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company recognized $7.5 million in revenues for the three months ended June 30, 1996 compared to $13,000 for the same period ended in 1995. For the six months ended June 30, 1996 revenues totaled $7.6 million compared to $13,000 for the same period ended in 1995. The increase in revenues for the quarter is due to a one-time rights payment from RPR Pharm. as part of its agreements with the Company (see note 6 of notes to consolidated financial statements). For the six months ended June 30, 1996, $100,000 in licensing fee revenue was received pursuant to the Company's Licensing and Distribution Agreement with Orion Farmos related to the filing of Guilford's NDA for GLIADEL.

        Research and development expenses increased to $3.6 million for the three months ended June 30, 1996 compared to $2.1 million for the same period ended in 1995. For the six months ended June 30, 1996 expenses increased to $7.1 million compared to $3.6 million for the same period ended 1995. These increases are primarily due to the expansion of the Company's research and development programs, scale-up of its manufacturing capabilities and clinical research related to the Treatment IND for GLIADEL and Phase II(b) clinical trials for DOPASCAN(TM) injection which resulted in an increase in the number of employees, personnel related costs, laboratory supplies and consumables along with outside services including contract research and consulting.

        General and administrative expenses increased to $1.9 million for the three months ended June 30, 1996 compared to $1.0 million for the same period ended in 1995. For the six months ended June 30, 1996 expenses increased to $3.2 million compared to $1.8 million for the same period ended 1995. The increase is primarily the result of an increase in the number of employees and personnel related costs required to support the Company's ongoing research and development activities, royalty payments and outside services related to patent activities and public company costs.

        Interest income increased to $795,000 for the three months ended June 30, 1996 compared to $146,000 for the same period ended in 1995. For the six months ended June 30, 1996 interest income increased to $1.2 million compared to $324,000 for the same period ended in 1995. The increase is primarily due to an increase in the average invested capital resulting from equity offerings and cash received pursuant to the Company's agreements with RPR. Interest expense increased to $116,000 for the three months ended June 30, 1996 compared to $33,000 for the same period in 1995. For the six months ended June 30, 1996 interest expense increased to $187,000 compared to $71,000 for the

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

same period ended 1995. The increase is primarily related to borrowings under the December 1994 loan agreement with Signet Bank providing for the construction of manufacturing, administrative and research and development facilities and for the purchase of related equipment.

     The Company expects that commencing in the third quarter of 1996 it will be required to take noncash charges related to stock options granted to two consultants which under FAS 123 (Accounting for Stock Based Compensation) require compensation expense to be recognized using a fair value based method. As a result, the Company expects it will charge to operations in varying amounts per quarter through 2001, between $2.1 million and $3.4 million (see note 5 of notes to consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and short-term investments were $67.8 million at June 30, 1996. Included in this amount is $5.1 million of restricted cash held as collateral with respect to the Company's indebtedness. The Company has incurred a significant accumulated deficit to date and may continue to incur periodic operating losses. However, the Company believes that its current working capital together with an additional $20 million milestone payment expected from RPR Pharm. upon any approval by the FDA of the Company's GLIADEL NDA will be adequate to fund operations over at least the next two years. To the extent necessary, the Company may be required to raise additional capital through a combination of public and private financings, collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on onditions in the public or private equity markets and the performance of the Company as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that required future financing arrangements will be available on acceptable terms, or at all.

        Capital expenditures of $7.0 million were incurred in the six months ended June 30, 1996 compared to $1.9 million for the same period ended June 30, 1995. These capital expenditures were related to the construction of research and development laboratories, expansion of the Company's GLIADEL manufacturing facility and administrative offices. Additionally, such expenditures included amounts to purchase capital equipment and computer software to support the Company's activities. The Company has utilized its available borrowings under the existing $8.0 million loan

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


agreement with Signet Bank and will continue to finance certain in-process tenant improvements related to the construction of research and development laboratories and other related areas under the additional $4.2 million term loan obtained from Signet Bank in February, 1996. At June 30, 1996, the Company had drawn down $1.3 million under this term loan and anticipates drawing down the remainder by the end of fiscal 1996. The Company expects additional capital will be required to provide for manufacturing plant capacity expansion and research and development laboratories. Such future capital funding is expected to come under the terms of its loan agreement with RPR Inc. (see note 6 of notes to consolidated financial statements). Under the Agreement, the Company has the right to borrow up to an aggregate of $7.5 million under certain conditions to expand the Company's manufacturing and related facilities. The Company has completed negotiations and expects to finalize in the third quarter a $5.0 million lease financing arrangement for the funding of capital equipment. Such financing is expected to provide for the Company's capital equipment needs at least through June 30, 1997. While the Company expects the aforementioned sources to be available as described, the Company may decide to use current cash resources for such purposes on an as needed basis.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings:
            None

Item 2.     Changes in Securities:
            None

Item 3.     Defaults in Senior Securities:
            None

Item 4.     Submission of Matters to a Vote of Security Holders:

            The Company's Annual Meeting of Stockholders was held on May 21, 1996. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:

NOMINEE                                            FOR                         AGAINST
- -------                                            ---                         -------
Craig R. Smith, M.D.                             6,723,276                      3,800
Solomon H. Snyder, M.D.                          6,722,489                      4,587
W. Leigh Thompson, M.D., Ph.D.                   6,723,276                      3,800
Richard L. Casey                                 6,723,276                      3,800
Elizabeth M. Greetham                            6,723,276                      3,800
George L. Bunting, Jr.                           6,723,276                      3,800

In addition the following proposals were approved as follows:

Proposal to amend the Company's 1993 Employee Share Option and Restricted Share
Plan:

In Favor                  Opposed                      Abstained                     Broker non-votes
- --------                  -------                      ---------                     ----------------
3,820,916                197,248                         6,528                          2,134,138

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

PART II. - OTHER INFORMATION

Proposal to amend the Company's Directors' Stock Option Plan:

In Favor                   Opposed                     Abstained                     Broker non-votes
- --------                   -------                     ---------                     ----------------
4,455,820                    35,711                        10,807                        2,134,138

Proposal to ratify the stock option grant to Solomon H. Snyder, M.D.:

In Favor                  Opposed                      Abstained                     Broker non-votes
- --------                  -------                      ---------                     ----------------
4,315,692                 174,146                      12,500                            2,134,138

Proposal to ratify the stock option awards to Richard L. Casey and John H.
Newman:

In Favor                  Opposed                      Abstained                     Broker non-votes
- --------                  -------                      ---------                     ----------------
4,292,190                 197,248                       12,900                          2,134,138

Proposal to ratify the selection of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending December 31, 1996:

In Favor                  Opposed                       Abstained
- --------                  -------                       ---------
6,717,184                 3,700                           6,192

Item 5.          Other Information:
                 None

Item 6.          Exhibits and Reports on Form 8-K:

                 (a)   Exhibits:

Exhibit No.            Description
- -----------            -----------

10.40 Marketing, Sales and Distribution Rights Agreement between RPR Pharm., the Company and GPI Holdings, Inc., dated June 13, 1996

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

PART II. - OTHER INFORMATION

10.41 Manufacturing and Supply Agreement between RPR Pharm. and the Company, dated June 13, 1996

10.42 Stock Purchase Agreement between the Company and RPR Inc., dated June 13, 1996

10.43        Loan Agreement between the Company and RPR Inc., dated June 13,
             1996

10.44 Amendment to the Company's 1993 Employee Share Option and Restricted Share Plan, as amended

10.45        Amendment to the Company's Directors' Stock Option Plan

11.1         Statement Re: Computation of Per Share Earnings

27.2         Financial Data Schedule

             (b)   Report on Form 8-K
                   None

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Guilford Pharmaceuticals Inc.




Date:     August 14, 1996
                                    /s/ Craig R. Smith, M.D.
                                    -------------------------------------------
                                    Craig R. Smith, M.D.
                                    President and CEO



Date:     August 14, 1996           /s/ Andrew R. Jordan
                                    -------------------------------------------
                                    Andrew R. Jordan
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)