Form 10-Q
period 1996-09-30
GUILFORD PHARMACEUTICALS INC
filed 1996-11-12
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                              ------------------

                         COMMISSION FILE NUMBER 0-23736
                                                -------

                         GUILFORD PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------

DELAWARE                                                  52-1841960
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


          6611 TRIBUTARY STREET, BALTIMORE, MARYLAND         21224
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                410-631-6300
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes     X             No
                           ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at November 12, 1996

Common Stock, $.01 par value                                13,978,091
----------------------------                  ------------------------------

                         GUILFORD PHARMACEUTICALS INC.


                                     INDEX

                                                                                         Page (s)
                                                                                         ----
PART I.          FINANCIAL INFORMATION (UNAUDITED)

                 Item 1.          Financial Statements

                                  Consolidated Balance Sheets
                                  September 30, 1996 and December 31, 1995                3

                                  Consolidated Statements of Operations
                                  Three months ended September 30, 1996 and 1995;
                                  Nine months ended September 30, 1996 and 1995           4

                                  Consolidated Statement of Stockholders' Equity
                                  Nine months ended September 30, 1996                    5

                                  Consolidated Statements of Cash Flows
                                  Three months ended September 30, 1996 and 1995;
                                  Nine months ended September 30, 1996 and 1995           6

                                  Notes to Consolidated Financial Statements              7-9

                 Item 2.          Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                     10-14

PART II.         OTHER INFORMATION                                                        15-16

                 SIGNATURES                                                               17

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 1996
                                                                            (UNAUDITED)        DECEMBER 31, 1995
                               ASSETS                                   ------------------    -------------------
                               ------
Current assets:
    Cash and cash equivalents                                              $  28,213,811          $  4,259,531
    Short-term investments                                                    47,168,742            11,552,038
    Short-term investments - restricted                                          777,174               250,000
    Licensing fee receivable                                                         -                 555,500
    Inventory                                                                    135,000                     -
    Other current assets                                                         336,182               291,580
                                                                          ---------------        --------------
                        Total current assets                                  76,630,909            16,908,649
Investments - restricted                                                       7,230,163             3,392,284
Notes receivable from employees                                                   29,925                85,476
Property and equipment, net                                                   12,726,923             5,455,791
Other assets                                                                     209,577               206,202
                                                                          ---------------        --------------
                                                                           $  96,827,497          $ 26,048,402
                                                                          ===============        ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
   Accounts payable:
       Trade                                                               $   1,492,289          $  1,149,743
       Construction                                                              290,827               489,960
   Bond payable - current portion                                                941,176               293,469
   Term loan payable - current portion                                           239,431                   -
   Accrued payroll and related costs                                             702,512               681,000
   Accrued expenses and other current liabilities                              1,012,085               964,908
   Accrued royalties payable                                                     800,000                   -
                                                                          ---------------        --------------
      Total current liabilities                                                5,478,320             3,579,080

Long-term liabilities:
   Bond payable, less current portion                                          6,823,530             4,695,508
   Term loan payable, less current portion                                     3,208,379                   -
                                                                          ---------------        --------------

      Total liabilities                                                       15,510,229             8,274,588


Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares, none issued                                     -                     -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                                          -                     -
   Common stock, par value $.01 per share.
        Authorized 20,000,000 shares; 13,966,877 and
        10,189,598 (6,793,065 pre-split) issued and
        outstanding at September 30, 1996 and
        December 31, 1995, respectively                                          139,668               101,896
   Additional paid-in capital                                                 90,054,175            38,088,498
   Notes receivable on common stock                                             (139,500)             (139,500)
   Accumulated deficit                                                        (8,503,167)          (19,947,437)
   Deferred compensation                                                        (233,908)             (329,643)
                                                                          ---------------        --------------
                     Total stockholders' equity                               81,317,268            17,773,814
                                                                          ---------------        --------------
                                                                           $  96,827,497          $ 26,048,402
                                                                          ===============        ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                            1996             1995               1996                  1995
                                                      ---------------   --------------     --------------        --------------
Revenues:
    Contract and license revenue                       $  20,000,000     $        -         $ 27,600,000         $         -
    Revenues under collaborative agreements                   12,050            9,905             30,751                22,875
                                                      ---------------   --------------     --------------        --------------
       Total revenues                                     20,012,050            9,905         27,630,751                22,875
Operating expenses:
    Research and development                               5,547,737        2,304,684         12,545,953             5,690,739
    Research and development - Gell
       Pharmaceuticals Inc.                                  282,944          237,719            706,166               548,999
    General and administrative                             1,608,078        1,095,009          4,516,448             2,910,901
                                                      ---------------   --------------     --------------        --------------
       Total operating expenses                            7,438,759        3,637,412         17,768,567             9,150,639
                                                      ---------------   --------------     --------------        --------------
Income (loss) from operations                             12,573,291       (3,627,507)         9,862,184            (9,127,764)
Other income (expense):
    Interest income                                          767,317          199,084          1,920,776               523,374
    Other income                                               4,985           33,942              6,061               186,864
    Interest expense                                        (157,327)         (54,564)          (344,751)             (125,217)
                                                      ---------------   --------------     --------------        --------------
          Net income (loss)                            $  13,188,266     $ (3,449,045)      $ 11,444,270         $  (8,542,743)
                                                      ===============   ==============     ==============        ==============

Earnings (loss) per common
  and common equivalent share                          $        0.86     $      (0.43)      $       0.81         $       (1.32)
                                                      ===============   ==============     ==============        ==============

Weighted average common and
  common equivalent shares outstanding                    15,378,086        8,002,796         14,214,433             6,486,681
                                                      ===============   ==============     ==============        ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES



                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (UNAUDITED)




                                               COMMON STOCK                      NOTES
                                               ------------      ADDITIONAL    RECEIVABLE                                 TOTAL
                                         NUMBER                    PAID-IN     ON COMMON   ACCUMULATED    DEFERRED     STOCKHOLDERS'
                                        OF SHARES       AMOUNT     CAPITAL       STOCK       DEFICIT    COMPENSATION      EQUITY
                                        ---------       ------     -------       -----       -------    ------------      ------
BALANCE, DECEMBER 31, 1995              6,793,065     $  67,931   38,122,463   (139,500)   (19,947,437)   (329,643)    $ 17,773,814
Issuance of common stock in  public
  offering at $20.00
  per share, net of offering costs      2,300,000        23,000   42,880,125                                             42,903,125
Other issuances of common stock           218,186         2,181    7,605,660                                              7,607,841
Three-for-two stock split               4,655,626        46,556      (46,556)                                                   -
Proceeds from Gell Pharmaceuticals
  relating to the put option                                         737,999                                                737,999
Amortization of deferred compensation                                754,484                                95,735          850,219
Net income for the period                                                                   11,444,270                   11,444,270
                                      ------------   -----------  -----------  ---------   ------------   ---------    -------------
BALANCE, SEPTEMBER 30, 1996            13,966,877     $ 139,668   90,054,175   (139,500)    (8,503,167)   (233,908)    $ 81,317,268
                                      ------------   -----------  -----------  ---------   ------------   ---------    -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------   -------------------------------
                                                                      1996              1995             1996            1995
                                                                      ----              ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  13,188,266      $ (3,449,045)    $ 11,444,270    $ (8,542,743)
   Adjustments to reconcile net income (loss)
     to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                    307,339           173,894          796,951         359,946
      Noncash compensation expense                                     742,810            41,423          850,219          90,159
   Changes in assets and liabilities:
      Licensing fee receivable                                               -                 -          555,500             -
      Inventory                                                       (135,000)                -         (135,000)            -
      Notes receivable                                                  29,733             1,862           55,551          24,056
      Other current assets                                            (176,764)          (29,397)         (44,602)        (92,405)
      Other assets                                                     (10,640)           (1,798)          (3,375)        (24,917)
      Accounts payable                                                (954,183)          (30,897)         143,413        (412,345)
      Accrued expenses and other liabilities                         1,335,300           256,012          868,688         494,467
                                                                 --------------     -------------    -------------   -------------
         Net cash provided by (used in) operating
           activities                                               14,326,861        (3,037,946)      14,531,615      (8,103,782)
                                                                 --------------     -------------    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                (1,067,192)         (824,357)      (8,068,083)     (2,702,175)
   Maturities of short-term investments                             21,443,054        17,873,258       41,940,675      27,321,992
   Purchases of short-term investments                             (19,199,529)      (25,896,670)     (81,395,258)    (32,583,471)
   Restricted investments                                             (539,153)                -         (527,174)            -
                                                                 --------------     -------------    -------------   -------------
         Net cash provided by (used in) investing activities           637,180        (8,847,769)     (48,049,840)     (7,963,654)
                                                                 --------------     -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                          53,177        18,037,182       50,510,966      18,204,299
   Proceeds from bond and term loan issuances                        2,165,571           545,507        6,458,833       2,771,892
   Proceeds from Gell Pharmaceuticals relating
     to the put option                                                 289,197           237,719          737,999         548,999
   Principal payments on bond payable                                 (156,862)                -         (235,293)            -
                                                                 --------------     -------------    -------------   -------------
         Net cash provided by financing activities                   2,351,083        18,820,408       57,472,505      21,525,190
                                                                 --------------     -------------    -------------   -------------
Net increase in cash and cash equivalents                           17,315,124         6,934,693       23,954,280       5,457,754
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                10,898,687         2,562,917        4,259,531       4,039,856
                                                                 --------------     -------------    -------------   -------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                   $  28,213,811      $  9,497,610     $ 28,213,811    $  9,497,610
                                                                 ==============     =============    =============   =============

Supplemental disclosures of cash flow information:
    Interest paid, net of amount capitalized                     $      99,771      $     51,518     $    316,717    $    101,682

Noncash investing and financing activities:
    Collateral transferred from unrestricted to
      restricted investments                                     $   2,087,140      $    381,855     $  3,837,879    $  1,940,325
    Issued shares of common stock in lieu of cash bonus                    -              28,209              -            28,209
    Issuances of common stock to executive officers                        -                   -              -           233,725


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

    On October 15, 1996, the Company's Board of Directors declared a three-for-two stock split in the form of a common stock dividend on the Company's common stock, payable November 12, 1996, to shareholders of record on October 28, 1996. All applicable common share and per common share data have been adjusted to reflect the stock split as though such split had been effective for all periods presented.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACCOUNTING POLICIES

    During the third quarter, the Company adopted or implemented the following accounting policies.

    INVENTORIES
    Inventories are stated at the lower of cost or market. At September 30, 1996 inventories consist of raw materials acquired subsequent to U.S. Food and Drug Administration ("FDA") clearance on September 23, 1996 of GLIADEL(R) wafer ("GLIADEL") for recurrent glioblastoma multiforme.

    DEVELOPMENT STAGE COMPANY
    Commencing in the second quarter of 1996, the Company has recognized revenue from various corporate partnering activities and expects that it may continue to recognize additional revenue from such sources in the future. In addition, the Company expects product sales and royalty arrangements related to future sales of GLIADEL to commence prior to the end of the first quarter of 1997. Accordingly, the Company believes it is no longer in the development stage and has removed the references and requirements of SFAS 7 (Accounting and Reporting by Development Stage Companies).

4.  EARNINGS PER SHARE

    The computation of earnings per share was based on the weighted average number of common shares outstanding during the periods, adjusted for the Company's 3-for-2 stock split (see note 1 above) and to include, when their effect is dilutive, common stock equivalents consisting of warrants, stock options and put rights.

5.  CONSULTING AGREEMENTS

    Effective April 18, 1996, the Company entered into two consulting agreements. Such agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in oncological indications where local tumor recurrence is likely and controlled release is expected to be more effective than current therapies. Pursuant to these agreements the Company granted options to each of two consultants to purchase up to 225,000 shares of the Company's Common Stock, valid for 10 years from issuance, with varying exercise prices and varying vesting periods based on either the passage of time or based upon the achievement of certain milestones. Certain milestones, if ever achieved, would result in accelerated vesting of up to 150,000 of the aforementioned options for each consultant based on the agreements. The Company recognized $106,000 in cash compensation and, in accordance with FAS

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

123 (Accounting for Stock Based Compensation), $711,000 in non-cash compensation expense relating to that portion of the consulting agreements recognizable during the three months ended September 30, 1996, and recognized $151,000 in cash compensation and $755,000 in non-cash compensation expense for the nine months ended September 30, 1996, relating to the aforementioned charges. The Company expects it will be required to charge varying amounts (up to an additional $2.6 million in the aggregate) of non-cash compensation expense to operations through 2001 relating to such contracts.

6.  CONTRACT REVENUES

    Pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"), the Company recognized non-refundable revenues of $20.0 million for the three months ended September 30, 1996 upon FDA clearance of GLIADEL for recurrent glioblastoma multiforme and $27.5 million for the nine months ended September 30, 1996.

7.  INCOME TAXES

    As of December 31, 1995, the Company had net operating loss ("NOL") carryforwards available in the United States for federal income tax purposes of approximately $18.1 million which will begin to expire at various dates between 2008 to 2010. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be
utilized.   Additionally, through December 31, 1995, the Company had foreign tax credit carryforwards of $56,000 expiring in 2000, and general business tax credit carryforwards of $209,000 expiring between 2008 and 2010.

    Income tax expense for the nine months ended September 30, 1996 differs from the expected rate and hence no provision is shown on the Statement of Operations for the following reasons:

    Computed expected tax provision (in millions)
      - Federal and State                                           $3.9
    Change (reduction) in valuation allowance                       (3.9)
                                                                    -----

                          Income tax expense                           -
                                                                    =====

    Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance was established by the Company equal to its net deferred tax assets resulting in no net deferred tax assets at September 30, 1996.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Any statements made by Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward looking statements involve risks and uncertainties that could cause the actual results to differ from predicted results. Information concerning factors that could affect such results are set forth herein and in the Company's filings with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K filed on September 24, 1996 (the "September 1996 Form 8-K").

                                      ***
GENERAL

    Guilford is a biopharmaceutical company engaged in the development of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases and (ii) therapeutic and diagnostic products for neurological diseases and conditions. Founded in July, 1993, the Company has primarily focused its efforts to date on commercializing GLIADEL, its proprietary biodegradable polymer for delivering the chemotherapeutic agent, BCNU, for brain cancer and on developing its second product candidate, DOPASCAN(TM) injection, a radiolabeled imaging agent for the diagnosis and monitoring of Parkinson's Disease. Additionally, the Company has in-licensed certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions and has accelerated research and development activities with respect to certain of these technologies. In September 1996, the Company received marketing clearance from the FDA of GLIADEL for the treatment of recurrent glioblastoma multiforme following surgery for tumor removal.

    Since inception, the Company has received approximately $86 million in net cash proceeds from sales of equity securities. This amount includes $7.5 million from the sale of equity securities to the parent of RPR pursuant to the RPR Agreements. A substantial part of the Company's activities since inception has been devoted to raising capital, recruiting personnel, initiating product research programs and clinical trials, constructing and validating its GLIADEL manufacturing facility and filing an NDA for GLIADEL. The Company had 78 employees at December 31, 1995, 108 employees at June 30, 1996 and 124 employees at September 30, 1996.

    The Company expects to recognize revenues in the future primarily in the form of transfer prices and royalties related to the sale of GLIADEL and from existing or new corporate collaborators for the Company's existing and future product candidates. As a result of the FDA clearance of GLIADEL and anticipated sales of GLIADEL to its corporate partners, which the Company expects will begin prior to the end of the first quarter of 1997, the Company believes it is no longer in the development stage. These forward looking statements are subject to certain risks and uncertainties

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL (CONTINUED)

discussed below, and there can be no assurance that the Company will recognize revenues from these sources or other sources in the future.

    The Company incurred net operating losses from inception through the first quarter of 1996. The Company realized net income in the second and third quarters of 1996 due to a non-refundable $7.5 million rights payment made in June 1996, and a non-refundable $20 million rights payment made in September 1996 following FDA clearance for GLIADEL, by RPR pursuant to the RPR Agreements.

    While the Company was profitable due to certain payments received from RPR under the RPR Agreements in both the second and third quarters of 1996, the Company's results of operations will vary significantly from quarter-to-quarter and year-to-year and will depend, in part, on the timing and receipt, if ever, of further regulatory approvals for GLIADEL, regulatory approvals for the Company's other product candidates, receipt of any future license fees, milestone payments, transfer prices and royalties related to product sales, including sales of GLIADEL, expenditures related to the Company's research and development and manufacturing efforts, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the preservation and extension of the Company's intellectual property rights. The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company seeks to commercialize GLIADEL in conjunction with its partners and to develop its other technologies and potential products. The Company's ability to achieve consistent profitability will depend, among other things, upon its ability, either alone or with others, to develop its product candidates successfully, conduct clinical trials, obtain required regulatory approvals, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms.

    Future sales of GLIADEL are subject to certain risks, including the following. The RPR Agreements do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and on a single manufacturing facility to produce GLIADEL. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel or plant or equipment problems, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with FDA's Good Manufacturing Practice regulations), and the potential inability to meet future product demand, among others, could adversely affect the timing and extent of any future revenues

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL (CONTINUED)

from GLIADEL sales. For discussion of these and other risks, see the September 1996 Form 8-K, particularly those paragraphs specifically addressing the aforementioned risks.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended September 30, 1996 and
1995.

     The Company recognized $20.0 million in revenues for the three months ended September 30, 1996 compared to $10,000 for the same period in 1995. The increase in revenues for the quarter is due to a $20 million one-time non-refundable rights payment from RPR pursuant to the RPR Agreements related to FDA clearance of GLIADEL. For the nine months ended September 30, 1996 revenues totaled $27.6 million compared to $23,000 for the same period in 1995. For the nine months ended September 30, 1996, in addition to the aforementioned payment, the Company received a $100,000 licensing fee payment pursuant to the Company's Licensing and Distribution Agreement with Orion Farmos related to the filing of Guilford's NDA for GLIADEL and a one-time non-refundable $7.5 million rights payment from RPR pursuant to the RPR Agreements.

     Research and development expenses increased to $5.8 million for the three months ended September 30, 1996 compared to $2.5 million for the same period in 1995. The increase from 1995 to 1996 is due to the expansion of the Company's research and development programs, scale-up of its manufacturing capabilities and costs associated with clinical research related to the Treatment IND for GLIADEL and Phase II(b) clinical trials for DOPASCAN(TM) injection, a $800,000 royalty payment due by the Company on the revenue received, and approximately $711,000 in non-cash compensation expense related to certain options awarded to non-employees (see note 5 of Notes to Consolidated Financial Statements). For the nine months ended September 30, 1996 research and development expenses increased to $13.3 million compared to $6.2 million for the same period in 1995. This increase was the result of the overall increase in activities as described above, including an aggregate of $1.1 million in royalty expenses incurred by the Company related to certain revenue received. These activities resulted in an increase in the number of employees, salaries and other personnel related costs and the purchase of additional laboratory supplies and consumables along with outside services including contract research and consulting services.

     General and administrative expenses increased to $1.6 million for the three months ended September 30, 1996 compared to $1.1 million for the same period in 1995. The increase for the three months is due to an increase in the number of employees, salaries, and other personnel related costs required to support the Company's increasing business activities, and outside services related to patent activities as well as professional fees. For the nine months ended September 30, 1996 general and administrative expenses increased to $4.5 million compared to $2.9 million for the same period in 1995. This increase was the result of the overall increase in activities as described above.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

    Interest income increased to $767,000 for the three months ended September 30, 1996 compared to $199,100 for the same period in 1995. For the nine months ended September 30, 1996 interest income increased to $1.9 million compared to $523,000 for the same period in 1995. The increase is primarily due to an increase in the average invested capital resulting from equity offerings and from cash received pursuant to the Company's agreements with RPR. Interest expense increased to $157,000 for the three months ended September 30, 1996 compared to $55,000 for the same period in 1995. For the nine months ended September 30, 1996 interest expense increased to $345,000 compared to $125,000 for the same period in 1995. The increase in interest expense is primarily related to increased borrowings under the Company's loan agreements providing for the construction of manufacturing, administrative and research and development facilities.

    The Company took a non-cash charge to operations of $711,000 as compensation expense relating to certain consulting agreements recognizable during the quarter ended September 30, 1996. Such agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in oncological indications where local tumor recurrence is likely and controlled release is expected to be more effective than current therapies. The Company expects it will be required to charge varying amounts (up to an additional $2.6 million in the aggregate) of non-cash compensation expense to operations through 2001 relating to such agreements (see note 5 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and short-term investments were $83.4 million at September 30, 1996. Included in this amount is $8.0 million of restricted cash held as collateral with respect to the Company's indebtedness. The Company has incurred an accumulated deficit at September 30, 1996 of $8.5 million and may continue to incur operating losses in the future. The Company expects to fund it operations from its current working capital, interest earned on invested capital, sales of GLIADEL, collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners, and believes such sources will be adequate to fund operations over at least the next two years. However, this forward-looking statement is subject to certain risks and uncertainties, certain of which are outlined above and in the Company's September 1996 Form 8-K, that could result in the need to raise additional capital before that time to fund operations. There can be no assurance that changes in the Company's research and development plans and expenditures, costs related to the Company's patenting activities and other activities related to the preservation and extension of the Company's intellectual property rights, or other changes in the level of anticipated expenditures will not result in the earlier expenditure of the Company's capital reserves and other sources of revenue.

     To the extent necessary, the Company may be required to raise additional capital through a

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

combination of public and private financings. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public or private equity markets and the performance of the Company as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.

    Capital expenditures of $8.1 million were incurred in the nine months ended September 30, 1996 compared to $2.7 million for the same period in 1995. These capital expenditures relate to the construction of research and development laboratories and expansion of the Company's GLIADEL manufacturing facility and administrative offices. Additionally, such expenditures included amounts used to purchase laboratory and manufacturing equipment to support the Company's activities. The Company has utilized its available borrowings under the existing $8.0 million loan agreement with Signet Bank entered into in December 1994 and will continue to finance certain in-process tenant improvements related to the construction of research and development laboratories and other related areas under an additional $4.2 million term loan
obtained from Signet Bank in February, 1996.   At September 30, 1996, the
Company had drawn down $3.4 million under this term loan and anticipates drawing down the remainder by the end of fiscal 1996.

    In September 1996, the Company finalized and entered into a $5.0 million operating lease arrangement with GE Capital Corporation for the financing of certain equipment. Such financing, along with other sources, is expected to provide for the Company's equipment needs at least through the first half of 1997. At September 30, 1996, $4.2 million were available under this arrangement to lease additional equipment.

    Additional capital which may be required to provide for polymer product manufacturing capacity expansion is expected to be available pursuant to a loan agreement with the parent company of RPR as part of the RPR Agreements, as well as other potential sources. Under the RPR Agreements, the Company has the right to borrow up to an aggregate of $7.5 million under certain conditions for such purposes, $4.0 million available no earlier than January 2, 1997, and the remainder no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by the parent of RPR from time to time on its most senior indebtedness. Both principal and interest due under this agreement may, at the Company's election, be repaid by off-setting certain amounts due to the Company under the RPR Agreements

    While the Company expects to use the above-described sources to fund certain of its future capital and operational expenditures, it may elect to fund these expenditures through internal resources or through other sources that may be available to it.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



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

Item 4.          Submission of Matters to a Vote of Security Holders:
                 None

Item 5.          Other Information:

                 None

Item 6.          Exhibits and Reports on Form 8-K:

                 (a)   Exhibits:

10.46 DOPASCAN Supply Agreement, dated July 10, 1996, by and among the Company and Nordion International Inc. and Nordion Europe S.A.*

10.47 Bulk Pharmaceutical Sales Contract, dated September 23, 1994, between the Company and Aerojet-General Corporation*

10.48 Amendments to executive officer employment letter agreements

10.49 Equipment Lease, dated September 18, 1996, between the Company and General Electric Capital Corporation.

11.1                   Statement Re: Computation of Per Share Earnings

27.3                   Financial Data Schedule

-----------------------------------
    *Confidential Treatment has been requested with respect to certain portions of this document

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES




PART II. - OTHER INFORMATION


              (b)   Report on Form 8-K

                    On September 24, 1996, the Company filed a current report on Form 8-K in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Guilford Pharmaceuticals Inc.




Date:     November 12, 1996
                                 /s/ Craig R. Smith, M.D.
                                 -------------------------------------------
                                 Craig R. Smith, M.D.
                                 President and CEO



Date:     November 12, 1996
                                 /s/ Andrew R. Jordan
                                 ---------------------------------------------
                                 Andrew R. Jordan
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting Officer)