Form 10-K
period 1996-12-31
GUILFORD PHARMACEUTICALS INC
filed 1997-03-07
CIK 918066

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER: 0-23736

                               ------------------

                         GUILFORD PHARMACEUTICALS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     52-1841960
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                             6611 TRIBUTARY STREET
                           BALTIMORE, MARYLAND 21224
                                 (410) 631-6300
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                 TITLE OF CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of February 28, 1997, the aggregate value of the 14,038,620 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 3,003,039 shares held by all affiliates of the Registrant, was approximately $292,442,897. This figure is based on the closing sales price of $26.50 per share of the Registrant's Common Stock as reported on the Nasdaq National Market System on February 27, 1997.

     Number of shares of Common Stock outstanding as of February 28, 1997: 14,038,620

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     None
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions.

     The Company's first product in its drug delivery business is GLIADEL(R) wafer ("GLIADEL"), a novel treatment for glioblastoma multiforme, the most common and rapidly fatal form of brain cancer. GLIADEL was cleared for marketing by the United States Food and Drug Administration ("FDA") in September 1996 for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgical resection is indicated. GLIADEL was commercially launched in the United States on February 25, 1997 by the Company's marketing partner, RPR. Rhone-Poulenc Rorer Pharmaceuticals, Inc. (together with its parent, Rhone-Poulenc Rorer, Inc., "RPR") is submitting marketing applications in other countries and the Company and RPR are planning further clinical trials of GLIADEL to seek to expand its labeling. The Company also intends to broaden its line of polymer-based oncology products through the use of other chemotherapeutic agents, different polymer systems and various formulations, and may also consider developing polymer drug delivery for other applications.

     The Company's lead neurological product candidate is DOPASCAN(R) Injection ("DOPASCAN"), a radiolabeled tropane derivative that is being developed for the diagnosis and monitoring of Parkinson's disease. The Company has completed enrollment in a multi-center Phase II clinical trial of DOPASCAN in the United States and is preparing to commence Phase III clinical trials later this year. The Company also is developing other neurological product candidates, including:
(i) neurotrophic drugs to promote nerve growth and repair, which may have applications for spinal cord injuries, peripheral neuropathies and neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease;
(ii) neuroprotective drugs to reduce neuronal damage due to stroke or severe head trauma; and (iii) drugs to treat addictive disorders.

PRODUCT AND DEVELOPMENT PROGRAMS

     The following table summarizes the current status of the Company's product, product candidates and research programs:

PROGRAM/PRODUCT CANDIDATES    DISEASE INDICATIONS/CONDITIONS            STATUS (1)                 CORPORATE PARTNER
---------------------------   ------------------------------    ---------------------------   ---------------------------
DRUG DELIVERY BUSINESS
GLIADEL                       Recurrent glioblastoma            Market                        RPR,
  (3.85% BCNU)                multiforme                                                      Orion Farmos (Scandinavia)
                              Initial treatment of malignant    Phase III(2)                  RPR,
                              glioma                                                          Orion Farmos (Scandinavia)
GLIADEL                       Malignant glioma                  Phase I                       RPR,
  (6.5% up to 20% BCNU)                                                                       Orion Farmos (Scandinavia)
Other polymer-based           Various cancers                   Research                      RPR (3)
  products
NEUROLOGICAL PRODUCTS
DOPASCAN                      Imaging agent to diagnose and     Phase II                      DRL (Asia) (4)
                              monitor Parkinson's disease
  NEUROTROPHIC DRUGS
Neuroimmunophilin ligands     Nerve growth and repair           Preclinical                   --
                              (Parkinson's disease,
                              Alzheimer's disease, multiple
                              sclerosis, stroke, spinal cord
                              injury and peripheral
                              neuropathies)
  NEUROPROTECTIVE DRUGS
Pre-synaptic glutamate        Stroke, severe head trauma,       Research                      --
  inhibitors                  ALS, epilepsy and Parkinson's
                              disease
NOS inhibitor                 Stroke, severe head trauma        Research                      --
PARS inhibitor                Stroke, severe head trauma        Research                      --
  ADDICTION THERAPEUTICS
Dopamine transporter ligand   Cocaine addiction                 Research                      --

---------------
(1) "Research" includes initial research related to specific molecular targets, synthesis of new chemical entities and assay development for the identification of lead compounds. "Preclinical" includes testing of lead compounds in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development prior to the commencement of clinical trials.

(2) Trials are expected to commence in mid-1997.

(3) RPR has certain rights of first offer.

(4) Japan, Korea and Taiwan.

     Development and commercialization of the Company's product and product candidates is subject to numerous risks and uncertainties, certain of which are set forth in this annual report.

DRUG DELIVERY BUSINESS

     The Company's drug delivery business currently involves the use of biodegradable polymers for targeted and controlled drug delivery of chemotherapeutic drugs to treat cancer. Delivering high drug concentrations locally for a sustained period of time may increase the efficacy of chemotherapy in controlling tumor growth and may decrease the side effects associated with systemic drug administration. Guilford has developed expertise in the discovery, clinical development and manufacturing of polymer-based drug delivery products.

  GLIADEL

     The Company's first product in its drug delivery business is GLIADEL, a novel treatment for malignant glioma, the most common and rapidly fatal form of primary brain cancer. GLIADEL is a white wafer about the size of a dime made of a proprietary biodegradable polymer which contains the cancer chemotherapeutic drug BCNU (carmustine). Up to eight GLIADEL wafers are implanted in the cavity created when a neurosurgeon removes the brain tumor. The wafers gradually degrade in the cavity and deliver BCNU directly to the tumor site in high concentrations for an extended period of time without exposing the rest of the body to the toxic side effects of BCNU. GLIADEL is used to complement standard therapy with surgery, radiation therapy and systemic chemotherapy in patients with recurrent glioblastoma multiforme. In a North American Phase III clinical trial GLIADEL was shown to increase the six-month survival rate by more than 50% in these patients. The availability of GLIADEL gives physicians a new treatment option for this rapidly fatal disease.

     In September   , 1996 the FDA cleared the Company's New Drug Application
("NDA") for GLIADEL for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgery is indicated. RPR began commercial sale of GLIADEL in the United States on February 25, 1997 through its existing oncology sales force. Prior to launch, GLIADEL was available to neurosurgeons in the United States through a Treatment Investigation New Drug application ("Treatment IND") cleared by the FDA. The Treatment IND protocol was approved in over 170 hospitals in the U.S. and more than 450 treatments were distributed.

     GLIADEL has been studied in trials involving over 650 patients, including two Phase III multi-center, randomized, double-blind, placebo-controlled clinical trials. The results of a trial conducted in the United States and Canada involving 222 patients undergoing surgery for recurrent malignant glioma were published in the April 22, 1995 issue of The Lancet. Patients received either GLIADEL or a placebo wafer. This trial examined GLIADEL's additive effect to survival, adjunctive to the best treatments currently available for brain cancer, i.e., surgery, radiation therapy and in some cases systemic chemotherapy. The survival rate at six months, the primary endpoint, was 47% in the placebo group and 60% in the GLIADEL group, with an improvement in median survival of 8 weeks (a 35% increase). In the Phase III multi-center, randomized, double-blind, placebo-controlled trial forming the basis for FDA marketing clearance of the NDA for GLIADEL, the survival rate for 145 patients with recurrent glioblastoma multiforme at six months was 36% in the placebo group and 56% in the GLIADEL group (a 56% increase). These results were statistically significant after adjustment for prognostic factors, and no clinically important adverse effects attributable to the drug were reported in either trial.

     In June 1996, the Company entered into a strategic agreement with RPR granting RPR the worldwide (excluding Scandinavia) rights to market, sell and distribute GLIADEL. During 1996, RPR paid Guilford $27.5 million in milestone payments, $7.5 million equity investment in Company Common Stock and extended to the Company a $7.5 million line of credit, which the Company intends to use to expand its annual manufacturing capacity from 8,000 to 30,000 treatments (each consisting of 8 GLIADEL wafers). Under the agreements with RPR, Guilford receives a combined transfer price and royalty of 35% to 40% of the net sales of GLIADEL. GLIADEL could earn additional payments totaling up to $40 million, subject to achievement of certain milestone events, including expanded labeling in the United States to include use of GLIADEL at the time of initial surgery and international marketing approvals. The Company will be required to pay a royalty to MIT on sales of GLIADEL pursuant to the license agreement under which the Company acquired the underlying technology for this product.

     Guilford and RPR have initiated a series of new clinical trials for the purpose of seeking to expand the market for GLIADEL. A Phase III randomized, double-blind, placebo-controlled trial in patients undergoing initial surgery for malignant glioma is planned to commence in mid-1997. In addition, Guilford has initiated a Phase I clinical trial to test the safety of escalating the concentration of BCNU in GLIADEL from 3.85% to 20%, following preclinical studies suggesting that higher concentrations of BCNU in GLIADEL may be even more effective and appear to be safe.

     In October 1995, the Company entered into an agreement with Orion Farmos, a major Scandinavian health care company, for the sales, marketing and distribution of GLIADEL in Scandinavia. The agreement provides for payments to Guilford based on GLIADEL sales made by Orion Farmos in Scandinavia. Orion Farmos has commenced sales of GLIADEL in Scandinavia on a named patient basis.

     Other Polymer-Based Drug Delivery Products. The Company intends to broaden its line of polymer-based products to include drug delivery products for the treatment of tumors outside the central nervous system. Other cancers that may be suitable for this type of targeted therapeutic approach include tumors of the prostate, ovaries, head and neck, breast, esophagus, liver, pancreas, lung and colon. In addition, the Company is investigating other polymer systems and additional configurations such as gels, beads and rods for stereotactic implantation. As part of this effort, the Company has entered into two research collaborations with a biomedical engineering laboratory at Johns Hopkins to discover new polymers and to advise the Company on new product development. In June 1996, the Company entered into a license agreement with MIT and Johns Hopkins relating to a patent application claiming certain biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (Taxol(R)) and camptothecin) for treating solid tumors. In July 1996, the Company entered into a license agreement with Johns Hopkins relating to two issued United States patents relating to polyphosphoesters. In addition, the Company has established a strategic partnership with RPR to commercialize GLIADEL and evaluate the opportunity to incorporate RPR's proprietary chemotherapeutics in Guilford's proprietary polymer systems.

NEUROLOGICAL PRODUCTS PROGRAM

     DOPASCAN. The Company's lead neurological product candidate is DOPASCAN, a radiolabeled tropane derivative that is being developed for the diagnosis and monitoring of Parkinson's disease. DOPASCAN is administered intravenously in very small quantities and allows physicians to obtain images of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain that degenerates in Parkinson's disease. Parkinson's disease is a common neurodegenerative disorder affecting more than 600,000 patients in the United States. In its early stages, Parkinson's disease can be very difficult to clinically distinguish from other diseases with similar symptoms but which do not respond well or at all to specific therapy for Parkinson's disease. In order to properly treat these patients, it is important to establish an early accurate diagnosis. Unfortunately there are no diagnostic tests currently available that can detect the neuronal degeneration and the typical delay between the onset of symptoms and clinical diagnosis is more than two years. The only way to establish the diagnosis at present is through repeated physician visits and the use of therapeutic trials of drugs such as L-Dopa which carry with them the risk of unnecessary, sometimes severe, side effects.

     DOPASCAN is administered by a single intravenous injection. The next day, the patient returns to the hospital and lies under a SPECT camera for about 30 minutes to have images taken. The images obtained with the SPECT camera identify loss of dopamine neurons in the brain. To date, over 1,000 patients have been imaged in the United States and Europe using DOPASCAN. In initial United States Phase II trials DOPASCAN accurately differentiated patients clinically diagnosed with Parkinson's disease from those without the disease. The Company has completed enrollment in a multi-center Phase II clinical trial of DOPASCAN in the United States and expects the study report to be available in the second quarter of 1997. The Company intends to commence Phase III clinical trials in North America prior to the end of 1997. The Company expects to undertake further clinical trials in Europe to support European regulatory filings.

     The Company has entered into an agreement with Daiichi Radioisotope Laboratories, Ltd. ("DRL"), a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN in Japan, Korea and Taiwan. DRL has informed the Company that it has completed Phase I clinical trials, and intends to commence Phase II clinical trials in Japan later this year. The Company intends to seek partners for distribution of this product in other territories, including the United States and Europe.

  Neurotrophic Drugs

     Guilford is developing small molecule, orally bioavailable compounds to promote nerve growth and repair (neurotrophic agents) for the treatment of neurological disorders. The degeneration or damage of nerve cells in the brain and peripheral neurons resulting from certain diseases and conditions causes a loss of either central nervous system function (e.g., Alzheimer's disease, Parkinson's disease, multiple sclerosis, spinal cord injury and stroke) or peripheral nerve function (e.g., diabetic neuropathy and other peripheral neuropathies). Under normal circumstances, damaged nerves have a very limited ability to regrow, which poses a major obstacle for the treatment of these conditions.

     In 1990, scientists at Johns Hopkins led by Dr. Solomon H. Snyder discovered that a binding protein for commonly used immunosuppressive agents such as tacrolimus (FK-506), was enriched 10 to 50 fold higher in the brain than in the immune system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth, and Guilford has exclusively licensed from Johns Hopkins a United States patent application claiming these discoveries. Guilford and Johns Hopkins scientists further discovered that the mechanism of nerve growth promotion is independent of the mechanism responsible for immunosuppression, and is mediated by binding to the major neuroimmunophilin in the brain. This binding was discovered to initiate a previously unknown neurotrophic cascade.

     Based on these discoveries, the Company has synthesized hundreds of proprietary small molecule neuroimmunophilin ligands in several distinct chemical series that promote nerve growth without being immunosuppressive. The Company has filed numerous patent applications in the United States and internationally relating to both novel compositions and methods of treating neurological disorders utilizing these compounds. These compounds induce nerve growth directly, as well as potentiate nerve growth in the presence of nerve growth factors. Several of Guilford's lead compounds have exhibited neurotrophic effects at picomolar and even sub-picomolar concentrations in in vitro nerve cell cultures.

     Experimental results of one of the Company's lead products, GPI-1046, were reported in 1996 and published in the March 4, 1997 issue of the Proceedings of the National Academy of Sciences. In two animal models of Parkinson's disease, GPI-1046 demonstrated neuroprotective and neuroregenerative effects and recovery of behavioral function. In one experiment where a neurotoxin and GPI-1046 were administered simultaneously, the compound produced a 90% protection and/or regeneration of the nigral-striatal dopamine neurons, the dopamine neurons which are selectively lost in Parkinson's disease. In another experiment where GPI-1046 was administered up to one month following the administration of the neurotoxin, a 45% regeneration of functional striatal dopamine neurons and near complete normalization of behavior in the affected animals was observed. In addition to animal models of Parkinson's disease, GPI-1046 has been shown to promote nerve regeneration in a rat model of peripheral nerve injury. In this model, GPI-1046 increased the size and number of axons and also increased the degree of myelination of nerve cells in a damaged sciatic nerve, leading to partial functional improvement in the paralyzed leg. Further, GPI-1046 and other compounds exhibited systemic activity, oral bioavailability, and the ability to cross the blood-brain barrier, unlike many naturally occurring nerve growth factors.

     GPI-1046 is currently undergoing the necessary preclinical toxicology, pharmacokinetic and additional testing, including primate studies, to support clinical trials. The Company intends to commence preliminary clinical trials with one of its lead compounds in late 1997 or early 1998. In addition, Company scientists have designed and synthesized additional compounds from several distinct chemical series with improved potency and efficacy compared to GPI-1046, which are in preclinical development. One such example, GPI-1216, potently promotes neurite outgrowth in chick sensory neurons in cell culture in sub-picomolar concentrations, and is 50% more efficacious than GPI-1046 in an in vivo model of Parkinson's disease. Additional lead compounds from other patent series, such as GPI-1152 and GPI-1234, are also more than 50% more efficacious than GP-1046 in vivo.

     The Company's neuroimmunophilin ligands have produced nerve regeneration following multiple routes of administration, including oral administration. Further, neuroimmunophilin ligands are able to cross the blood-brain barrier, while many naturally-occurring nerve growth factors, proteins and peptides are not orally bioavailable and do not cross the blood-brain barrier. Guilford intends to investigate the utility of its compounds in a range of neurological disorders (Parkinson's disease and Alzheimer's disease), multiple sclerosis, spinal cord injury, and various peripheral neuropathies.

     The Company is currently in discussions with several multinational pharmaceutical companies regarding a collaboration for this program.

  Neuroprotective Drugs

     Guilford is developing novel compounds to protect brain cells against damage from ischemia (the lack of oxygen delivery from reduced blood flow) and other insults and disorders which cause damage due to massive release of excitatory amino acid neurotransmitters such as glutamate. The Company's approach is to identify and clinically test compounds that have the ability to intervene at three distinct, important steps in a biochemical pathway leading to neuronal damage: (i) pre-synaptic inhibition of glutamate; (ii) inhibition of NOS; and (iii) inhibition of PARS.

     In normal brain function, the pre-synaptic release of the neurotransmitter glutamate, resulting in stimulation of post-synaptic glutamate receptors (including NMDA) plays a critical role in many central neuronal functions. However, in conditions such as ischemia, epilepsy and Huntington's disease, there is a massive increase in pre-synaptic glutamate release, which results in excessive activation of post-synaptic glutamate receptors. This in turn causes excess production of the neurotransmitter nitric oxide, mediated by the enzyme NOS, which results in damage to cellular DNA. This in turn causes the nerve cell to attempt to repair such damage, mediated by the enzyme PARS, which leads to depletion of cell energy and cell death.

  Pre-Synaptic Glutamate Inhibitors

     To date, the biopharmaceutical industry has expended significant effort trying to find compounds which might block the effects of excess glutamate on post-synaptic glutamate receptors. However, a number of post-synaptic glutamate antagonists have been associated with toxicities.

     Guilford scientists have succeeded in inhibiting the pre-synaptic release of glutamate, that is, preventing excessive levels of glutamate from being produced and released in the first place. The Company has identified compounds which exhibit nanomolar potency in vitro. The Company has filed both composition of matter patent applications, relating to several series of novel compounds, and method of use patent applications, relating to this novel mechanism to inhibit excess glutamate during conditions of neurodegeneration. GPI-5000, the Company's prototype pre-synaptic glutamate inhibitor, has demonstrated significant neuroprotectant activity in several cell culture and animal models of neurodegeneration. In both in vitro and in vivo models of focal ischemia, GPI-5000 exhibited approximately 90% neuroprotection of cortical neurons. To the Company's knowledge, such a magnitude of neuroprotection is significantly greater than that reported by post-synaptic glutamate receptor antagonists, calcium channel antagonists or pH modulators tested under similar conditions. In addition, because GPI-5000, as well as Guilford's other series of proprietary compounds, do not interact with post-synaptic glutamate receptors, they may not be associated with the toxicities associated with post-synaptic glutamate antagonists.

     The Company is currently testing compounds in animal models of stroke and other disorders believed to be associated with glutamate toxicity, such as ALS, epilepsy, severe head trauma, and Parkinson's disease. Certain of these compounds have shown significant neuroprotective activity in preclinical models.

  NOS Inhibitors

     The Company is also developing drugs to inhibit the formation of nitric oxide, a neurotransmitter that mediates certain important actions of glutamate. When excess glutamate is released (e.g., due to stroke or severe head trauma), a variety of biochemical effects occur, including activation of NOS, an enzyme that synthesizes nitric oxide from the amino acid arginine. In animal models of vascular stroke, treatment with nitroarginine, a NOS inhibitor, blocked out 70% of neuronal damage. Further, there are three distinct known forms of NOS: neuronal NOS (nNOS), inducible NOS (iNOS) and endothelial NOS (eNOS). In animal models of stroke, there is a 50% reduction of neuronal damage in a "knock-out" mouse lacking nNOS. In contrast, inhibition of eNOS will reduce blood flow to the brain during stroke, thus aggravating nerve cell damage. Consequently, there is considerable interest in identifying compounds which selectively inhibit nNOS. The Company is currently investigating novel mechanisms to selectively inhibit nNOS activity. The Company has an exclusive license to an issued United States patent which relates to the use of NOS inhibitors to prevent or treat disease conditions caused by glutamate neurotoxicity.

  PARS Inhibitors

     The Company is developing compounds which inhibit PARS, an intracellular enzyme that is involved in the repair of damaged DNA. Nitric oxide has been shown to damage DNA in nerve cells and to trigger the activation of PARS, which in turn leads to depletion of energy in the cell, resulting in cell death. Guilford and Johns Hopkins scientists have shown that inhibitors of PARS can prevent neurotoxicity in cultures of cerebral cortical neurons, suggesting that they may be effective in treating stroke and neurodegenerative diseases. Using a prototype small molecule PARS inhibitor, GPI-6000, Guilford scientists have demonstrated that administration of that compound significantly decreases nerve cell loss in a rat model of focal ischemia. Guilford scientists are currently designing and synthesizing novel proprietary small molecule PARS inhibitors for the treatment of neurodegenerative disorders. The Company has an exclusive license to an issued United States patent which relates to the use of PARS inhibitors to treat disease conditions caused by NMDA neurotoxicity.

  Addiction Therapeutics

     In February 1995, Guilford formed Gell, a corporate joint venture with Abell focusing on the development of therapeutics for cocaine addiction and other addictive behaviors. On March 5, 1997, Abell exercised its right to put its interest in Gell to Guilford for 750,000 shares of Guilford Common Stock. Thereafter, Gell became a wholly-owned subsidiary of Guilford. See
"-- Technology and Licensing Agreements." Gell seeks to identify and develop selective cocaine antagonists and mixed agonist/antagonists which will have clinical utility in the treatment of cocaine addiction and overdose and other addictive behaviors. It is estimated that 2.1 million people (nearly 1% of the United States population) use cocaine on a weekly basis and that several hundred thousand use it daily. At present, cocaine treatment options are generally limited to counseling, psychotherapy and participation in self-help groups.

     The Company's cocaine addiction therapeutics program focuses on the development of drugs which prevent cocaine from binding to dopamine transporters while minimally affecting normal dopamine transport function. Within the past decade, the mechanism by which cocaine exerts its addictive behaviors has been elucidated. Scientists have found that cocaine facilitates the action of dopamine in the brain by inhibiting the function of the dopamine transporter. Dopamine uptake and cocaine binding occur at distinct sites on the transporter. Therefore it may be possible to design drugs that specifically inhibit cocaine binding while permitting the transporter to maintain its normal function.

     Guilford scientists have identified and synthesized novel compounds with specificity for the cocaine recognition site in the brain and the Company has filed patent applications covering several classes of compounds. A prototype compound, GPI-2138, is 38 times more potent in binding to the cocaine binding site than in inhibiting dopamine uptake, compared to cocaine. In animal experiments, GPI-2138 blocked certain behavioral effects produced by cocaine, including hyperlocomotion and cocaine self-administration. The Company has also entered into a CRADA with the NIDA to identify and develop cocaine antagonists. In addition to cocaine addiction, other forms of addiction, including alcohol and heroin addiction, may result from facilitation of dopaminergic neurotransmission in certain areas of the brain. As a result, Guilford scientists are currently investigating whether GPI-2138, and related compounds, may block the addictive properties of alcohol and heroin in laboratory animals. The Company is currently investigating whether this approach can be applied to other forms of addictive behavior, such as nicotine addiction.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures GLIADEL using a proprietary process at its 12,500 square foot manufacturing facility in Baltimore, Maryland. Approximately 5,500 square feet of packaging, quality control, laboratory, and warehouse space were added in 1996 to support the commercial launch of GLIADEL. The facility has been in operation since April 1995 and was inspected by the FDA in October 1995. The Company's current facilities are designed to enable the Company to produce up to 8,000 GLIADEL treatments annually. During 1997 and 1998, the Company expects to make additional capital expenditures of approximately $3.7 million to expand the Company's GLIADEL manufacturing plant capacity from 8,000 to 30,000 treatments annually. The Company expects to use the capital available under its loan agreement with RPR to fund the expansion. See "Risk Factors -- Limited Manufacturing Capabilities."

     The Company believes that the various materials used in GLIADEL are readily available and will continue to be available at reasonable prices. Nevertheless, the active chemotherapeutic ingredient in GLIADEL, the generic drug BCNU, is currently being supplied by a single vendor. While the Company has entered into an agreement for process development of BCNU with a potential second source of BCNU, any interruption in the ability of the current supplier to deliver this ingredient could prevent the Company from delivering the product on a timely basis. The Company depends upon the availability of certain single-source raw materials in its formulations, but is seeking alternate suppliers for most of these raw materials as well. There can be no assurance that such sources can be secured successfully on terms acceptable to the Company, or at all. Failure of any supplier to provide sufficient quantities of raw material in accordance with GMP could cause delays in clinical trials and commercialization of products. See "Risk Factors -- Dependence on Suppliers."

     In October 1995 and July 1996, the Company entered into development and contract manufacturing agreements with Nordion International Inc., a leading supplier of radiolabeled products based in Canada, and its European subsidiary, Nordion Europe S.A. (collectively, "Nordion"). Pursuant to these agreements, the Company synthesizes the precursor of DOPASCAN and supplies it to Nordion, which then radiolabels DOPASCAN with Iodine-123 for distribution to hospitals involved in the clinical trials in North America and Europe, respectively. During the term of these agreements, Nordion has agreed not to perform development, manufacture or supply services for any competing Iodine-123 radiolabeled imaging diagnostic for Parkinson's disease based on dopamine transporter binding. Nordion's obligations under the October 1995 agreement terminated as of November 30, 1996 and the obligations under the July 1996 agreement will terminate upon the earliest of delivery of all anticipated products, an uncured material breach of the agreement or July 31, 1997. The Company has agreed to terms regarding a new agreement respecting the manufacture and supply of DOPASCAN to support the Company's planned Phase III clinical trials.

GOVERNMENT REGULATION AND PRODUCT TESTING

     All domestic prescription pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local and perhaps foreign governments if products are marketed abroad. Biologics and controlled drug products, such as vaccines and narcotics, and radiolabeled drugs, are regulated more stringently than are other drugs. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of prescription pharmaceutical products. Pharmaceutical manufacturers are also subject to certain recordkeeping and reporting requirements. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve marketing applications and criminal prosecution.

     Upon FDA approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosages. The FDA also may require post-marketing testing and surveillance to monitor the record of the approved product. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with GMP regulations. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable GMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing, seizure of the product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

FULL CLINICAL TESTING REQUIREMENTS

     The steps required before a newly marketed drug may be commercially distributed in the United States include: (a) conducting appropriate preclinical laboratory and animal tests; (b) submitting to the FDA an application for an IND, which must become effective before clinical trials may commence; (c) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (d) filing with the FDA a NDA for non-biological drugs; and (e) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with GMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with GMP requirements, list their products, and are subject to periodic inspection by FDA or by local authorities under agreement with FDA.

     With respect to a drug product with an active ingredient not previously approved by the FDA, the manufacturer must usually submit a full NDA, including complete reports of preclinical, clinical and laboratory studies, to prove that the product is safe and effective. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the method of drug delivery is changed. In addition, the manufacturer of an approved drug may be required to submit for FDA's review and approval a supplemental NDA, including reports of appropriate clinical testing, prior to marketing the drug with additional indications or making other significant changes to the product or its manufacture. A manufacturer intending to conduct clinical trials ordinarily will be required first to submit an IND to the FDA containing information relating to previously conducted preclinical studies.

     Preclinical testing includes formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product formulation. Preclinical tests usually must be conducted in accordance with the FDA regulations concerning Good Laboratory Practices ("GLPs"). The results of the preclinical tests are submitted to the FDA as part of the IND and are reviewed by the FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of one phase of a clinical trial will result in authorization of other phases or that the performance of any clinical trials will result in FDA approval.

     Clinical trials for new drugs typically are conducted in three phases and are subject to detailed protocols. Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted must be submitted for review to the FDA as part of the IND. The FDA's review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns arise, or regulatory requirements are not met.

     The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies for a specific indication generally take at least from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's product candidates.

     Reports of results of the preclinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. User fee legislation enacted in 1992 now requires the submission of $240,000 to cover the costs of FDA review of an NDA. The NDA typically includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes two to three years to complete, although reviews of treatments for cancer and other serious or life-threatening diseases may be accelerated. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests). Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

     Phase III or other clinical studies may be conducted after, rather than before, FDA approval under certain circumstances. For example, the FDA may determine under its expedited or accelerated approval regulations that earlier studies may establish an adequate basis for drug product approval, provided that the sponsor agrees to conduct additional studies after approval to verify safety and effectiveness. Treatment with an experimental drug of patients not in clinical trials may also be allowed under a Treatment IND before general marketing begins and pending FDA approval. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These cost-recovery, treatment and expedited or accelerated approval regulations are limited, for example, to drug products intended to treat AIDS or other serious or life-threatening diseases and that provide meaningful therapeutic benefit to patients over existing treatments or that are for diseases for which no satisfactory alternative therapy exists. No assurances exist that the Company's product candidates will qualify for cost-recovery, expedited or accelerated approvals or for treatment use.

     The full NDA process for newly marketed non-biological drugs takes a number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all or that the Company will have sufficient resources to carry such potential products through the regulatory approval process.

ABBREVIATED TESTING REQUIREMENTS

     The Drug Price Competition and Patent Term Restoration Act of 1984 ("DPC-PTR Act") established abbreviated procedures for obtaining FDA approval for many non-biological drugs which are off-patent and whose marketing exclusivity has expired. Applicability of the DPC-PTR Act means that a full NDA is not required for approval of a competitive product. Abbreviated requirements are applicable to drugs which are, for example, either bioequivalent to brand name drugs, or otherwise similar to brand name drugs, such that all the safety and efficacy studies previously done on the innovator product need not be repeated for approval. Changes in approved drug products, such as in the delivery system, dosage form, or strength, can be the subject of abbreviated application requirements. There can be no assurance that abbreviated applications will be available or suitable for the Company's non-biological drug products or that FDA approval of such applications can be obtained.

     A five year period of market exclusivity is provided for newly marketed active ingredients of drug products not previously approved and a three-year period for certain changes in approved drug products that require for approval the submission of safety and efficacy information (other than bioequivalence studies). A period of five years is available for new chemical entities not previously approved by FDA. A period of three years is available for changes in approved products, such as in delivery systems of previously approved products. Both periods of marketing exclusivity mean that abbreviated applications, which generally rely to some degree on approvals or on some data submitted by previous applicants for comparable innovator drug products, cannot be approved during the period of exclusivity. The market exclusivity provisions of the DPC-PTR Act bar only the marketing of competitive products that are the subject of abbreviated applications, not products that are the subject of full NDAs. The DPC-PTR Act also may provide a maximum time of five years to be restored to the life of any one patent for the period it takes to obtain FDA approval of a drug product, including biological drugs. No assurances exist that the exclusivity or patent restoration benefits of the DPC-PTR Act will apply to any product candidates of the Company.

OTHER REGULATION

     Products marketed outside the United States which are manufactured in the United States are subject to certain FDA regulations, as well as regulation by the country in which the products are to be sold. The Company also would be subject to foreign regulatory requirements governing clinical trials and pharmaceutical sales, if products are marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must usually be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

     The Company also is governed by other federal, state and local laws of general applicability. These laws include, but are not limited to, those regulating working conditions enforced by the Occupational Safety and Health Administration and regulating environmental hazards under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other environmental laws enforced by the United States Environmental Protection Agency ("USEPA"). The DEA regulates controlled substances, such as narcotics. Establishments handling controlled substances must, for example, be licensed and inspected by the DEA, and may be subject to export, import, security and production quota requirements. Radiolabeled products, including drugs, are also subject to regulation by the Department of Transportation and to state and federal licensing requirements. Various states often have comparable health and environmental laws, such as those governing the use and disposal of controlled and radiolabeled products.

     While the Company is not actively involved in product areas involving biotechnology and has no current plans to develop products utilizing modern biotechnology, if the Company were to move in that direction, it would potentially be subject to extensive regulation. The USEPA, the FDA and other federal and state regulatory bodies have developed or are in the process of developing specific requirements concerning products of biotechnology that may affect research and development programs and product lines. The Company is unable to predict whether any governmental agency will adopt requirements, including regulations, which would have a material and adverse effect on any future product applications involving biotechnology.

PATENTS AND PROPRIETARY TECHNOLOGY

     Guilford believes that patent and trade secret protection is crucial to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 1996, the Company owned or had licensed rights to 49 United States and 106 foreign patents and 32 United States and 100 foreign patent applications with claims relating to its biodegradable polymer, imaging, neurotrophic, neuroprotective and cocaine addiction therapeutics programs.

     The role, validity and value of patents, licenses and proprietary technology in the business of the Company are subject to various uncertainties and contingencies. The Company's success will depend in part on its ability to obtain, maintain and enforce patent protection for its products and processes or license rights to patents, maintain trade secret protection and operate without infringing upon the proprietary rights of others. The degree of patent protection afforded to pharmaceutical and biotechnological inventions is uncertain, and a number of Guilford's product candidates are subject to this uncertainty. The Company is aware of a company which has asserted in a public filing that it has patent applications claiming the use of certain of its immunosuppressive compounds and multidrug resistance compounds for nerve growth applications, as well as a patent and patent applications relating to compounds which it claims are useful in nerve growth application. No assurance can be given as to the ability of the Company's patents and patent applications to adequately protect the Company's neurotrophic product candidates, including GPI-1046, or that the Company's neurotrophic product candidates will not infringe or be dominated by this company's patent or patent applications, if issued. There can be no assurance that any patent applications filed by, or assigned or licensed to, the Company will be granted, that the Company will develop additional products or processes that are patentable, or that any patents issued to, or licensed by, the Company will provide the Company with any competitive advantages or adequate protection for its products. In addition, there can be no assurance that any existing or future patents or intellectual property issued to, or licensed by, the Company will not subsequently be challenged, invalidated or circumvented by others.

     It is Guilford's policy to control the disclosure and use of Guilford's know-how and trade secrets under confidentiality agreements with employees, consultants and other parties. There can be no assurance, however, that its confidentiality agreements will be honored, that others will not independently develop equivalent or competing technology, that disputes will not arise concerning the ownership of intellectual property or the applicability of confidentiality obligations, or that disclosure of Guilford's trade secrets will not occur. To the extent that consultants or other research collaborators use intellectual property owned by others in their work with the Company, disputes may also arise as to the rights to related or resulting intellectual property.

     Guilford supports and collaborates in research conducted in universities and in governmental research organizations. There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise as to rights in derivative or related research programs conducted by the Company. In addition, in the event of a contractual breach by the Company, certain of the Company's collaborative research contracts provide for transfer of technology (including any patents or patent applications) to the contract sponsors.

     If the Company is required to defend against charges of infringement of patent or proprietary rights of third parties or to protect its own patent or proprietary rights against third parties, the Company may incur substantial costs and could lose rights to develop or market certain products or be required to pay monetary damages or royalties to license proprietary rights from third parties. In response to actual or threatened litigation, the Company may seek licenses from third parties or attempt to redesign its products or processes to avoid infringement; however, there can be no assurance that the Company will be able to obtain licenses on acceptable terms or at all or redesign its products or processes. In addition to being a party to patent infringement litigation, the Company could be required to participate in patent interference proceedings declared by the United States Patent and Trademark Office, which would be expensive and time-consuming, even if the Company were to prevail in such a proceeding. The Company may also be forced to initiate legal proceedings to protect its patent position or other proprietary rights. These proceedings typically are costly, protracted, and offer no assurance of success.

TECHNOLOGY LICENSING AGREEMENTS

     In March 1994, the Company entered into an agreement with Scios Inc. ("Scios") (the "GLIADEL Agreement") pursuant to which the Company licensed from Scios exclusive worldwide rights to 35 United

States patents and patent applications as well as 208 corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL is covered by a United States patent which expires in 2010 and certain related international patents and patent applications. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL Agreement to MIT. Under the terms of the GLIADEL Agreement, Guilford is obligated to pay a royalty on all net sales of products incorporating such technology as well as a percentage of all royalties received by Guilford from sublicensees and certain advance and minimum annual royalty payments. In 1996, Guilford paid $1.1 million in royalty payments to MIT related to payments made to the Company from RPR and Orion Farmos related to GLIADEL. Guilford has exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL. In addition, Guilford is obligated to spend a minimum dollar amount in developing products resulting from the technology through 1997 and to meet certain development milestones. Although the Company believes that it can comply with such obligations, failure of the Company to perform these obligations could result in the Company losing its right to the new polymer-based product.

     In June 1996, the Company entered into a license agreement with MIT and Johns Hopkins respecting a patent application covering certain biodegradable polymers for use in connection with the controlled local delivery of chemotherapeutic agents for treating solid tumors. Under this agreement, the Company is obligated to make certain annual and milestone payments to MIT and to pay royalties based on any sales of products incorporating the technology licensed to Guilford. Furthermore, under the terms of the agreement, the Company has committed to spend minimum amounts to develop the technology and to meet certain development milestones. Although the Company believes that it can comply with such obligations, failure of the Company to perform these obligations could result in the Company losing its rights to such technology.

     In July 1996, the Company entered into a license agreement with Johns Hopkins for two United States patents respecting certain polyphosphoesters ("PPE") polymers developed at Johns Hopkins. This agreement, among other things, requires Guilford to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for and meet deadlines regarding development of this technology. In the event of termination of these licenses, the Company could lose its rights to use of the licensed technology. The Company has also entered into a sponsored research agreement with Johns Hopkins with respect to this PPE technology and has a right of first negotiation regarding inventions that result from this work.

     The Company obtained exclusive worldwide rights to DOPASCAN pursuant to a March 1994 license agreement (the "RTI Agreement") with Research Triangle Institute ("RTI"), which grants Guilford rights to various United States and international patents and patent applications relating to binding ligands for certain receptors in the brain which are or may be useful as dopamine neuron imaging agents. DOPASCAN and certain related precursors and analogues are covered by United States patents which start expiring in 2009, as well as certain related international patents and patent applications. Under the RTI Agreement, the Company reimbursed RTI for certain past patent-related expenses and agreed to make annual payments to RTI to support mutually agreed upon research to be conducted at RTI through March 1999. In addition, the Company is obligated to pay RTI a royalty on gross revenues to Guilford from products derived from the licensed technology and from sublicensee proceeds and to make certain minimum royalty payments following the first commercial sale of such products. In January 1997, the Company paid RTI $32,000 as a result of a payment received from DRL, the Company's DOPASCAN partner in Japan. Guilford must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. Failure of the Company to perform its obligations under the RTI Agreement in the future could result in termination of the license.

     Guilford and Johns Hopkins are parties to two exclusive license agreements covering the following technologies: (i) neurotrophic use of neuroimmunophilin ligands, which was jointly discovered by scientists at, and is jointly owned by, Johns Hopkins and Guilford; and (ii) inhibition of NOS and PARS for neuroprotective uses. These agreements, among other things, require Guilford to pay certain processing, maintenance, and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for and meet deadlines regarding development of the technologies. In the event of termination of these licenses, the Company could lose its rights to use of the licensed technology (or in the case of joint inventions, exclusive use of such technology).

     Gell, through which the Company conducts its cocaine addiction therapeutics program, was initially formed in February 1995 as a joint venture owned 80% by Abell and 20% by Guilford. The $2,500,000 in capital invested by Abell in Gell has funded the cocaine addiction therapeutics program since inception. On March 5, 1997, Abell exercised its right to put its interest in Gell to Guilford for 750,000 shares of Guilford Common Stock. Thereafter Gell became a wholly-owned subsidiary of the Company.

  United States Government Rights

     Aspects of the technology licensed under the Company's license agreements may be subject to certain rights held by the United States Government (the "Government Rights"). These rights include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the United States government has the right to grant licenses which may be exclusive under any of such inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The government also has the right to take title to a subject invention if there is failure to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the Government Rights include the right to use and disclose without limitation technical data relating to licensed technology that was developed in whole or in part at government expense. Provisions recognizing these Government Rights are contained in the Company's principal technology license agreements.

SALES, MARKETING AND DISTRIBUTION

     In general, the Company's strategy is to seek to establish strategic alliances with larger pharmaceutical companies to develop and promote products that require extensive development, sales and marketing resources. Within the United States, the Company may seek to retain co-promotion rights with respect to some or all compounds or indications in any such strategic alliances, or the Company may elect to market and distribute its products directly where the commercial prospects so warrant.

     In June 1996, the Company entered into a marketing, sales and distribution rights agreement and other related agreements with RPR granting RPR worldwide (excluding Scandinavia) marketing, sales, promotion and distribution rights for GLIADEL. Upon execution of these agreements, the Company received $7.5 million for 281,531 shares of Common Stock. Furthermore, in addition to an aggregate of $27.5 million in rights payments made by RPR upon execution of the agreements in June 1996 and FDA clearance of the GLIADEL NDA in September 1996, the agreements with RPR provide for up to an additional $40 million in payments in the event that certain regulatory and other milestones are achieved, although there can be no assurance that any or all of such milestones will be attained and certain of these payments are contingent on international regulatory filings and clearances, the timing and extent of which are largely within the control of RPR. Moreover, RPR may, under certain circumstances, fund up to $17 million for the development of a higher dose forms of GLIADEL being developed by the Company and for certain additional clinical studies related to GLIADEL. Finally, under these agreements, the Company has the right under certain circumstances to borrow up to an aggregate of $7.5 million to expand the Company's GLIADEL manufacturing and related facilities. In addition to the payments outlined above, the Company will act as the exclusive manufacturer of GLIADEL and will receive transfer price payments and royalties based on any "net sales" (as defined in the agreements with RPR) of GLIADEL. RPR's exclusive rights terminate in a particular country upon the later of the expiration of the last to expire of certain patents applicable in that country or the last commercial sale of GLIADEL in that country. Under the Company's agreements with RPR, RPR has an exclusive six-month period following development of new polymer technology by the Company to make an offer to license such technology for oncology applications.

     In October 1995, the Company entered into an agreement appointing Orion Farmos distributor for GLIADEL in Scandinavia, and in December 1995 the Company entered into an agreement with DRL for the marketing, sale and distribution of DOPASCAN in Japan, Korea and Taiwan.

COMPETITION

     The Company is involved in evolving technological fields in which developments are expected to continue at a rapid pace. Guilford's success depends upon maintaining its competitive position in the research, development and commercialization of products and technologies in its areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities, experience and manufacturing, marketing, financial and managerial resources and represent significant competition for the Company. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those under development by the Company.

     The Company is aware of several competing approaches under development for the treatment of malignant glioma including using radioactive seeds for interstitial radiotherapy, increasing the permeability of the blood-brain barrier to chemotherapeutic agents, sensitizing cancer cells to chemotherapeutic agents using gene therapy and developing chemotherapeutics directed to specific receptors in brain tumors. To the Company's knowledge, none of these approaches has resulted in compounds studied in randomized, controlled trials which have shown them to be superior to conventional therapy.

     The Company believes that two other companies are clinically evaluating imaging agents for dopamine neurons. In addition, a variety of radiolabeled compounds for use with Positron Emission Tomography ("PET") scanners have been used to image dopamine neurons successfully in patients with Parkinson's disease. PET scanning is currently only available in a limited number of hospitals in the United States and Europe.

     A number of companies have shown interest in trying to develop neurotrophic agents to promote nerve growth and repair in neurodegenerative disorders and traumatic central nervous system injuries. However much of this activity has focused on naturally occurring growth factors. Such large molecules generally cannot cross the blood-brain barrier and thus present problems in administration and delivery. One company has announced that certain of its neuroimmunophilin ligands showed positive results in stimulating nerve growth in an animal model of nerve crush, and has disclosed that it has made patent filings covering compounds and uses in connection with nerve growth promotion. In addition, another company announced that IGF-1 showed positive results in clinical trials of a peripheral neurodegenerative disorder.

     There is intense competition to develop an effective and safe neuroprotective drug or biological agent. Calcium channel antagonists, calpain inhibitors, adenosine receptor antagonists, free radical scavengers, superoxide dismutase inducers, proteoloytic enzyme inhibitors, phospholipase inhibitors and a variety of other agents are under active development by others. Glutamate or NMDA receptor antagonists are under development by several other companies.

     In the field of cocaine addiction, most of the investigated compounds to date have been studied by academic and government groups. Further, much of this work has been with known agents, such as carbamazepine, that are commercially available for other indications. Guilford is aware of another company that is investigating the use of butylcholinesterase as a treatment for acute cocaine overdose. The Company is aware of one company that is investigating an immunological approach in an attempt to develop a cocaine vaccine. The Company is not aware of other commercial research programs targeting specific cocaine antagonists, which do not interfere with normal dopamine neuron function.

PRODUCT LIABILITY AND INSURANCE

     Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. While the Company currently maintains $10,000,000 of product liability insurance covering clinical trials and produced sales, there can be no assurance that such or any future insurance coverage obtained by the Company will be adequate or that claims will be covered by the Company's insurance. The Company's insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to the Company in the future on acceptable terms or at all.

EMPLOYEES

     At December 31, 1996, the Company employed 140 individuals. By February 28, 1997 that number was 155. Of these, 130 were employed in the area of research and product development including manufacturing and quality control of GLIADEL. The remaining 25 employees performed general and administrative functions, including executive, finance and administration, legal and business development. To date, the Company has experienced no work stoppages related to labor issues and believes its relations with its employees are good.

     All employees are required to enter into a confidentiality agreement with the Company. Hiring and retaining qualified personnel are important factors for the Company's future success. The Company is likely to continue to add personnel particularly in the areas of research, clinical research and operations, including manufacturing. Intense competition exists for these qualified personnel from other biotechnology and biopharmaceutical companies, academic, research and governmental organizations. There can be no assurance that the Company will be able to continue to hire qualified personnel and, if hired, that the Company will be able to retain these individuals.

SCIENTIFIC ADVISORY BOARD

     Guilford's Scientific Advisory Board consists of individuals with recognized expertise in fields related to Guilford's research and development programs. The Scientific Advisory Board meets with the Company at least twice a year to discuss research priorities and new developments in neuroscience and to consult with and meet informally with the Company on an as-needed basis.

     The following persons are members of Guilford's Scientific Advisory Board:

     SOLOMON H. SNYDER, M.D. has been a Director of the Company and Chairman of the Scientific Advisory Board since the Company's inception in July 1993. Dr. Snyder received his M.D. in 1962 from Georgetown Medical School, trained as a Research Associate with Julius Axelrod at the National Institute of Mental Health and completed his Psychiatry Residency at Johns Hopkins Hospital. He is presently Director of the Department of Neuroscience at Johns Hopkins Medical School and Distinguished Service Professor of Neuroscience, Pharmacology and Molecular Sciences, and Psychiatry. Dr. Snyder has received a number of awards including the Albert Lasker Award in Basic Biomedical Research, the Wolf Prize and the Bower Award. He is a member of the United States National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences. Dr. Snyder is a director of Scios.

     Dr. Snyder has provided consulting services to the Company under consulting agreements since August 1993. In September 1995, the Company and Dr. Snyder entered into a new consulting agreement pursuant to which Dr. Snyder will provide consulting services to the Company through August 1998, unless the agreement is further extended or earlier terminated. Under the agreement, Dr. Snyder performs consulting and advisory services as requested by the Company for a minimum of 24 days and a maximum of 38 days per year, subject to adjustment under certain circumstances. With certain limited exceptions, Dr. Snyder has agreed not to engage in any business activity with or provide any consulting or related services to any organization which directly competes with the Company during the term of the agreement and for a period of one year thereafter.

     JOSEPH COYLE, M.D. is Chairman of the consolidated Department of Psychiatry and Ebens Draper Professor of Psychiatry and Neuroscience at the Harvard Medical School. He obtained his M.D. from Johns

Hopkins in 1969 and completed his Psychiatry Residency at Johns Hopkins. His research involves clinical as well as basic studies of neurotransmitter systems and drug actions in the brain. He has received numerous honors, including the McAlpin Award of the National Mental Health Association, the Gold Medal Award of the Society for Biological Psychiatry and election to the Institute of Medicine of the National Academy of Sciences.

     SAMUEL H. BARONDES, M.D. is the Jeanne and Sanford Robertson Professor of Neurobiology and Psychiatry and Director of the Center for Neurobiology and Psychiatry at the University of California, San Francisco. He received his M.D. from Columbia University in 1958, trained in internal medicine at the Peter Bent Brigham Hospital, in molecular biology at the National Institutes of Health and in psychiatry at the McLean and Massachusetts General Hospitals. Dr. Barondes has received a number of awards including the Royer Award and the Stillmark Medal, is a member of the Institute of Medicine, and also serves as President of the McKnight Endowment Fund for Neuroscience.

     ROBERT LANGER, Ph.D. is presently Germeshausen Professor in the Department of Chemical Engineering at MIT. Dr. Langer obtained his Ph.D. from MIT in 1974 and since then has been a member of the MIT faculty. Dr. Langer is a leading authority on polymer drug delivery systems. He has received numerous awards including election to the United States National Academy of Sciences, the National Academy of Engineering and the Institute of Medicine.

     IRA SHOULSON, M.D. obtained his M.D. from the University of Rochester in 1971 where he completed internal medicine and neurology residencies. He is presently Louis C. Lasagna Professor of Experimental Therapeutics and Professor of Neurology, Pharmacology and Medicine at the University of Rochester. He is the recipient of numerous honors including the Modern Medicine Award for Distinguished Achievement. Dr. Shoulson is a national leader in the design and execution of major clinical trials evaluating drug actions in Parkinson's disease, Huntington's disease and other movement disorders. Dr. Shoulson is also a member of the Peripheral and Central Nervous System Advisory Committee of the FDA.

     ANNE YOUNG, M.D., Ph.D. obtained her M.D. and Ph.D. degrees from Johns Hopkins Medical School in 1973 and 1974, respectively, and completed her Neurology Residency at the University of California in San Francisco. She served on the faculty of the Neurology Department at the University of Michigan and since 1991 has been Julieanne Dorn Professor of Neurology at the Harvard Medical School and Chief of the Neurology Service at the Massachusetts General Hospital. She has received numerous honors including election to the American Academy of Arts and Sciences. Her laboratory research focuses on the actions of excitatory amino acids in the brain, while her clinical research deals with movement disorders.

ITEM 2.  PROPERTIES.

FACILITIES

     In August 1994, the Company entered into a master lease for an approximately 83,000 square foot building in Baltimore, Maryland. The Company currently occupies 23,000 square feet for office space, 12,500 square feet for manufacturing space, and 35,000 square feet of research and development laboratories. The remaining 12,500 square feet is available for additional laboratories or manufacturing facilities. The master lease expires in July 2005. Two five-year renewal options are available to the Company or the Company may exercise a purchase option any time after the ninth year for the then current fair market value.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "GLFD." The following table sets forth the range of high and low bid prices for the Common Stock as reported on the Nasdaq National Market for the periods indicated below.

                                                                                 HIGH      LOW
                                                                                ------    -----
1995
----
Fourth Quarter...............................................................   $10.67    $7.33
Third Quarter................................................................     9.17     4.08
Second Quarter...............................................................     4.08     3.17
First Quarter................................................................     4.17     2.83
1996
----
Fourth Quarter...............................................................    22.25    16.00
Third Quarter................................................................    19.67    11.33
Second Quarter...............................................................    23.33    13.33
First Quarter................................................................    16.17    10.17
1997
----
First Quarter (through March 6, 1997)........................................    29.00    21.25

     As of February 28, 1997, there were approximately 144 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company currently intends to retain all earnings, if any, to finance the development of its business. Under the Company's loan agreements with Signet Bank, during the term of the loans, the Company may not declare any cash dividends on its Common Stock without the prior written consent of Signet Bank and the Maryland Industrial Development Financing Authority.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data with respect to the Company for the period from inception on July 14, 1993 through December 31, 1993 and for each of the years in the three year period ended December 31, 1996 have been derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP, the Company's independent auditors. The Company's consolidated financial statements as of December 31, 1995 and 1996, and for the years ended December 31, 1994, December 31, 1995, and December 31, 1996, including the Notes thereto, are included elsewhere in this Prospectus. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                  JULY 14, 1993
                               (DATE OF INCEPTION)                      YEARS ENDED DECEMBER 31,
                                 TO DECEMBER 31,     ---------------------------------------------------------------
                                      1993                  1994                  1995                  1996
                               -------------------   -------------------   -------------------   -------------------
STATEMENT OF OPERATIONS DATA:
Total revenues...............        $    --               $    --              $     586              $28,020
Expenses:
     Research and
       development...........          1,061                 2,869                  9,688               18,761
     General and
       administrative........            367                 2,369                  4,367                6,736
     Compensation --
       warrants..............             --                   991                     --                   --
                                  ----------            ----------         ---------------          ----------
          Total operating
            expenses.........          1,428                 6,229                 14,055               25,497
                                  ----------            ----------         ---------------          ----------
     Income (loss) from
       operations............         (1,428)               (6,229)               (13,469)               2,523
     Other income (expenses),
       net...................             15                   332                    832                2,550
                                  ----------            ----------         ---------------          ----------
          Net income
            (loss)...........        $(1,413)              $(5,897)             $ (12,637)             $ 5,073
                                  ===========           ===========        ==============        ==============
Primary earnings (loss) per
  common share (1)...........        $ (0.50)              $ (1.36)             $   (1.70)             $  0.35
                                  ===========           ===========        ==============        ==============
Weighted average common and
  common equivalent shares
  used to compute earnings
  (loss) per share (1).......          2,834                 4,332                  7,436               14,634
Fully diluted earnings (loss)
  per share (1)..............        $ (0.50)              $ (1.36)             $   (1.70)             $  0.34
                                  ===========           ===========        ==============        ==============
Weighted average common and
  common equivalent shares
  used to compute fully
  diluted earnings (loss) per
  share (1)..................          2,834                 4,332                  7,436               15,140

                                                                   DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                      1993                  1994                  1995                  1996
                               -------------------   -------------------   -------------------   -------------------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments (2)............        $ 2,562               $11,834              $  19,454              $77,439
Total assets (2).............          3,258                14,562                 26,048               93,659
Long-term debt...............             --                 1,431                  4,696               10,905
Total stockholders' equity...          2,887                11,421                 17,774               75,877

---------------
(1) For information concerning the calculation of earnings (loss) per share, see
    Note 2 of Notes to Consolidated Financial Statements.

(2) Includes restricted investments of $10.1 million at December 31, 1996. See
    Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this annual report.

GENERAL

     Guilford, founded in 1993, is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions.

     In 1996, the Company reported net earnings of $5.1 million. However, prior to the second quarter of 1996, the Company had incurred net operating losses from its inception through the first quarter of 1996 and again in the fourth quarter of 1996. Through December 31, 1996, the Company had an accumulated deficit of $14.9 million. To date, substantially all of the Company's revenues have been recognized as research and development or milestone payments under the Company's collaborations. Except for GLIADEL, the Company's product candidates are not expected to generate revenues for at least the next several years, if at all, and the recognition of material revenues for GLIADEL sales is subject to significant uncertainty. While the Company reported net income for the second and third quarters of 1996, this was the result of significant and non-recurring milestone payments from RPR with respect to GLIADEL. The Company does not anticipate that 1997 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and other existing and potential collaborations as well as expenses relating to the Company's research and development, clinical and manufacturing activities. See "Risk Factors -- History of Losses; Uncertainty of Future Profitability" and "-- Dependence on GLIADEL and RPR."

RESULTS OF OPERATIONS

  Years Ended December 31, 1996, 1995 and 1994

     In 1996, the Company recognized $28.0 million in revenues, primarily consisting of a total of $27.5 million in non-recurring milestone payments made by RPR in June and September 1996. In 1995, the Company recognized $0.6 million in revenues, primarily consisting of a non-refundable license fee payment pursuant to the Company's agreement with DRL related to DOPASCAN. The Company recognized no revenues in 1994. The Company will be required to pay a royalty to MIT on sales of GLIADEL pursuant to the license agreement under which the Company acquired the underlying technology for this product. The Company anticipates reporting these amounts upon commencement of GLIADEL sales as cost of goods sold in future periods.

     Research and development expenses increased to $18.8 million in 1996 as compared to $9.7 million in 1995 and $2.9 million in 1994. The increase in these costs from 1995 to 1996 of $9.1 million was primarily attributable to expenses related to increased personnel costs and contracted research, consulting and laboratory supplies. During 1996, the Company accelerated its neuroimmunophilin, neurotrophic and addictive therapeutics research and development programs, initiated and completed enrollment of a multi-center Phase II clinical trial in the United States for DOPASCAN, finalized preparation of its new drug application for GLIADEL (submitted in February 1996) and prepared for the commercial launch of GLIADEL. In 1996, research and development expenses also included a non-cash charge of $1.2 million as compensation expense relating to certain consulting agreements intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release is expected to be more effective than current therapies. The Company expects it will be required to record varying amounts quarterly of up to an additional

$2.2 million in the aggregate of non-cash compensation charges in research and development expenses through 2001 relating to such agreements. The increase in research and development costs from 1994 to 1995 of $6.8 million was primarily attributable to the filing of a Treatment IND for GLIADEL, preparation for the filing of an NDA for GLIADEL, undertaking and completing certain Phase II clinical trials for DOPASCAN and research costs primarily related to the Company's neurotrophic, neuroprotective and cocaine addiction therapeutics programs as well as continued scale-up of the Company's research and development programs. The Company anticipates that its research and development expenses will continue to increase significantly in future periods.

     General and administrative expenses increased to $6.7 million in 1996 as compared to $4.4 million in 1995 and $2.4 million in 1994. The increase in general and administrative expenses in 1996 and 1995 was attributable to higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of employees has increased. Increases in costs related to patenting and other activities related to establishment and preservation of the Company's intellectual property and costs related to operations as a public company also contributed to increased general and administrative expenditures over the periods covered. The Company anticipates that its general and administrative expenses will continue to increase in future periods.

     Other income and expense relates primarily to interest income and interest expense. Interest income increased to $3.1 million in 1996 compared to $0.8 million in 1995 and $0.3 million in 1994. The increases were primarily attributable to an increase in the average invested capital resulting from the Company's equity offerings and in 1996 from revenues from RPR. In 1996 and 1995, the Company incurred interest expense of $0.5 million and $0.2 million, respectively, relating to borrowings under its loan agreements with Signet Bank providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment. In 1994, interest expense was negligible.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and investments were $77.4 million at December 31, 1996. Included in this amount is $10.1 million of restricted cash held as collateral with respect to certain of the Company's indebtedness. The Company had incurred an accumulated deficit at December 31, 1996 of $14.9 million and expects to continue to incur additional operating losses from time to time in the future.

     The Company incurred capital expenditures of $9.1 million in 1996 compared to $3.7 million in 1995 and $2.3 million in 1994. These capital expenditures were related to the construction of the Company's GLIADEL manufacturing facility and related tenant improvements for research and development laboratories and administrative offices. Additionally, other purchases included capital equipment, including laboratory and manufacturing equipment, and computer hardware and software to support the Company's activities.

     The Company had available approximately $1.8 million at December 31, 1996 under its existing loan agreements with Signet Bank to finance the remaining in process tenant improvements related to the construction of research and development laboratories and related areas. To finance capital equipment, the Company in September 1996, finalized a $5.0 million operating lease arrangement with GE Capital Corporation for the financing of certain equipment. Such financing, along with other sources, is expected to provide for the Company's equipment needs at least through the second quarter of 1997. At December 31, 1996, $3.0 million was available under this arrangement to lease additional equipment.

     During 1997 and 1998, the Company expects to make additional capital expenditures of approximately $3.7 million to expand the Company's GLIADEL manufacturing plant capacity from 8,000 to 30,000 treatments annually. The Company expects to use the capital available under its loan agreement with RPR to fund the expansion. Under this loan agreement, the Company has the right to borrow up to an aggregate of $7.5 million under certain conditions for such purposes. As of January 2, 1997, $4.0 million was available under the agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. Both principal and interest due under this arrangement may, at the Company's election, be repaid by off-setting certain amounts due to the Company under the agreements with RPR. No amounts were outstanding under this loan at December 31, 1996.

     The Company will require substantial funds in order to continue its research and development programs and preclinical and clinical testing and to manufacture and, where applicable, market its products. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of collaborative and licensing agreements and other arrangements and the progress of manufacturing scale-up efforts.

     The Company believes that its existing resources will be sufficient to fund the Company's activities for at least the next twelve months. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions will not result in the expenditure of these proceeds and the Company's other resources before that time.

     The Company anticipates that it will fund future capital requirements through a combination of its existing working capital coupled with the net proceeds from this offering, revenues generated under its agreements with RPR relating to GLIADEL, public or private financings (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that required future financing arrangements will be available on acceptable terms, or at all.

ITEM 8.  FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report..........................................................   F-2
Consolidated Balance Sheets...........................................................   F-3
Consolidated Statements of Operations.................................................   F-4
Consolidated Statements of Stockholders' Equity.......................................   F-5
Consolidated Statements of Cash Flows.................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Guilford Pharmaceuticals Inc.:

     We have audited the accompanying consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP

Baltimore, Maryland
February 28, 1997

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1996
                                                                        --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................   $  4,260      $ 16,560
  Short-term investments.............................................     11,552        20,097
  Short-term investments -- restricted...............................        250         1,608
  Collaborative research receivable..................................        556           376
  Inventory..........................................................         --         1,533
  Other current assets...............................................        291           435
                                                                        ---------     ---------
          Total current assets.......................................     16,909        40,609
Investments..........................................................         --        30,653
Investments -- restricted............................................      3,392         8,521
Property and equipment, net..........................................      5,456        13,455
Other assets.........................................................        291           421
                                                                        ---------     ---------
          Total assets...............................................   $ 26,048      $ 93,659
                                                                        =========     =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $  1,640      $  2,038
  Bond payable -- current portion....................................        293           941
  Term loan payable -- current portion...............................         --           540
  Accrued expenses and other current liabilities.....................      1,646         3,358
                                                                        ---------     ---------
          Total current liabilities..................................      3,579         6,877
Long-term liabilities:
  Bond payable, less current portion.................................      4,696         6,588
  Term loan payable, less current portion............................         --         4,317
                                                                        ---------     ---------
          Total liabilities..........................................      8,275        17,782
Stockholders' equity:
  Preferred stock, par value $.01 per share. Authorized 4,700,000
     shares, none issued.............................................         --            --
  Series A junior participating preferred stock, par value $.01 per
     share. Authorized 300,000 shares, none issued...................         --            --
  Common stock, par value $.01 per share. Authorized 20,000,000 shares; 10,189,598 (6,793,065 pre-split) and 13,979,490 issued
     and outstanding at December 31, 1995 and 1996...................         68           140
  Additional paid-in capital.........................................     38,121        90,880
  Notes receivable on common stock...................................       (139)         (129)
  Accumulated deficit................................................    (19,947)      (14,874)
  Unrealized gain on available for sale securities...................         --            62
  Deferred compensation..............................................       (330)         (202)
                                                                        ---------     ---------
          Total stockholders' equity.................................     17,773        75,877
                                                                        ---------     ---------
          Total liabilities and stockholders' equity.................   $ 26,048      $ 93,659
                                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              1994          1995          1996
                                                           ----------    ----------    -----------
Revenues:
  Contract and license revenue..........................   $       --    $      556    $    27,600
  Revenues under collaborative agreements...............           --            30            420
                                                           ------------  ------------  ------------
          Total revenues................................           --           586         28,020
Operating expenses:
  Research and development..............................        2,869         9,155         17,850
  Research and development -- Gell Pharmaceuticals
     Inc................................................           --           533            911
  General and administrative............................        2,369         4,367          6,736
  Compensation expense -- warrants......................          991            --             --
                                                           ------------  ------------  ------------
          Total operating expenses......................        6,229        14,055         25,497
                                                           ------------  ------------  ------------
Income (loss) from operations...........................       (6,229)      (13,469)         2,523
Other income (expense):
  Interest income.......................................          336           823          3,070
  Other income..........................................           --           199              8
  Interest expense......................................           (4)         (190)          (528)
                                                           ------------  ------------  ------------
          Net income (loss).............................   $   (5,897)   $  (12,637)   $     5,073
                                                           ============  ============  ============
Primary earnings (loss) per common share:...............   $    (1.36)   $    (1.70)   $      0.35
                                                           ============  ============  ============

Weighted average common and common equivalent shares
  outstanding -- primary................................        4,332         7,436         14,634
                                                           ============  ============  ============

Fully diluted earnings (loss) per common share:.........   $    (1.36)   $    (1.70)   $      0.34
                                                           ============  ============  ============
Weighted average common and common equivalent shares
  outstanding -- fully diluted..........................        4,332         7,436         15,140
                                                           ============  ============  ============

          See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         PREFERRED STOCK       COMMON STOCK                   NOTES                   UNREALIZED
                                       -------------------  ------------------  ADDITIONAL  RECEIVABLE                  GAIN ON
                                         NUMBER               NUMBER             PAID-IN    ON COMMON  ACCUMULATED   AVAILABLE FOR
                                       OF SHARES   AMOUNT   OF SHARES   AMOUNT   CAPITAL      STOCK      DEFICIT    SALE SECURITIES
                                       ----------  -------  ----------  ------  ----------  ---------  -----------  ---------------
Balance, December 31, 1993............  2,423,333   $  24      582,608   $  6    $  4,378     $(108)    $  (1,413)       $  --
Issuance of common stock in initial
  public offering at $8.00* per share,
  net of offering costs...............                       1,875,000     19      12,848
Issuance of warrants..................                                                 10
Issuance of common stock..............                          39,129      1          89       (90)
Issuance of Series A Convertible
  Preferred Stock.....................     50,000       1                             249
Compensation related to issuance of
  common stock and grant of common
  stock options.......................                                                273
Amortization of deferred
  compensation........................
Conversion of Series A Preferred
  Stock............................... (2,473,333)    (25)   1,075,361     10          15
Exercise of warrants..................                          85,217      1         195
Reduction in notes receivable on
  common stock........................                                                           49
Compensation expense -- warrants......                                                991
Net loss for the year.................                                                                     (5,897)
                                       ------------ -----   ----------- -----    --------    ------     ---------         ----
Balance, December 31, 1994............     --       $  --    3,657,315   $ 37    $ 19,048     $(149)    $  (7,310)       $  --
Issuance of common stock in secondary
  public offering at $6.50* per share,
  net of offering costs...............                       3,000,000     30      17,901
Other issuances of common stock.......                          63,286      1         280
Exercise of warrants by Scios Nova....                          72,464                166
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                                                726
Amortization of deferred
  compensation........................
Reduction in notes receivable on
  common stock........................                                                           10
Net loss for the year.................                                                                    (12,637)
                                       ------------ -----   ----------- -----    --------    ------     ---------         ----
Balance, December 31, 1995............     --       $  --    6,793,065   $ 68    $ 38,121     $(139)    $ (19,947)       $  --
Issuance of common stock in secondary
  public offering at $20.00* per
  share, net of offering costs........                       2,300,000     23      42,880
Other issuances of common stock.......                         226,595      2       7,679
Three-for-two stock split.............                       4,659,830     47         (47)
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                                              1,076
Amortization of stock option
  compensation........................                                              1,171
Amortization of deferred
  compensation........................
Reduction in notes receivable on
  common stock........................                                                           10
Unrealized gain on available for sale
  securities..........................                                                                                      62
Net income for the year...............                                                                      5,073
                                       ------------ -----   ----------- -----    --------    ------     ---------         ----
Balance, December 31, 1996............     --       $  --   13,979,490   $140    $ 90,880     $(129)    $ (14,874)       $  62
                                       ============ =====   =========== =====    ========    ======     =========         ====


                                                          TOTAL
                                          DEFERRED    STOCKHOLDERS'
                                        COMPENSATION     EQUITY
                                        ------------  -------------
Balance, December 31, 1993............     $   --       $   2,887
Issuance of common stock in initial
  public offering at $8.00* per share,
  net of offering costs...............                     12,867
Issuance of warrants..................                         10
Issuance of common stock..............                         --
Issuance of Series A Convertible
  Preferred Stock.....................                        250
Compensation related to issuance of
  common stock and grant of common
  stock options.......................       (273)             --
Amortization of deferred
  compensation........................         68              68
Conversion of Series A Preferred
  Stock...............................                         --
Exercise of warrants..................                        196
Reduction in notes receivable on
  common stock........................                         49
Compensation expense -- warrants......                        991
Net loss for the year.................                     (5,897)
                                           ------        --------
Balance, December 31, 1994............     $ (205)      $  11,421
Issuance of common stock in secondary
  public offering at $6.50* per share,
  net of offering costs...............                     17,931
Other issuances of common stock.......       (237)             44
Exercise of warrants by Scios Nova....                        166
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                        726
Amortization of deferred
  compensation........................        112             112
Reduction in notes receivable on
  common stock........................                         10
Net loss for the year.................                    (12,637)
                                           ------        --------
Balance, December 31, 1995............     $ (330)      $  17,773
Issuance of common stock in secondary
  public offering at $20.00* per
  share, net of offering costs........                     42,903
Other issuances of common stock.......                      7,681
Three-for-two stock split.............                         --
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                      1,076
Amortization of stock option
  compensation........................                      1,171
Amortization of deferred
  compensation........................        128             128
Reduction in notes receivable on
  common stock........................                         10
Unrealized gain on available for sale
  securities..........................                         62
Net income for the year...............                      5,073
                                           ------        --------
Balance, December 31, 1996............     $ (202)      $  75,877
                                           ======        ========

---------------

* Per share prices are pre-stock split

          See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1994        1995        1996
                                                                 --------    --------    --------
Cash Flows From Operating Activities:
  Net income (loss)...........................................   $ (5,897)   $(12,637)   $  5,073
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization............................         44         567       1,102
     Noncash compensation expense.............................      1,059         122       1,309
     Provision for loss related to advance to underwriter.....        175          --          --
  Changes in assets and liabilities:
     Collaborative research receivable........................         --        (556)        180
     Inventory................................................         --          --      (1,533)
     Other current assets.....................................       (288)       (177)       (144)
     Other assets.............................................       (120)          4        (130)
     Accounts payable.........................................        964         428         398
     Accrued expenses and other liabilities...................        375       1,177       1,712
                                                                 ---------   ---------   ---------
  Net cash provided by (used in) operating activities.........     (3,688)    (11,072)      7,967
                                                                 ---------   ---------   ---------
Cash Flows From Investing Activities:
  Investment in purchases of property and equipment...........     (2,343)     (3,706)     (9,101)
  Maturities of investments...................................         --      40,071      48,368
  Purchases of investments....................................     (7,544)    (47,470)    (92,633)
  Restricted investments......................................       (250)         --      (1,358)
                                                                 ---------   ---------   ---------
  Net cash used in investing activities.......................    (10,137)    (11,105)    (54,724)
                                                                 ---------   ---------   ---------
Cash Flows From Financing Activities:
  Net proceeds from issuances of common stock.................     13,372      18,113      50,584
  Proceeds from bond and term loan issuances..................      1,431       3,558       7,867
  Equity proceeds from Gell Pharmaceuticals Inc. relating to
     the put option...........................................         --         726       1,076
  Principal payments on bond payable..........................         --          --        (470)
  Proceeds received on subscriptions receivable...............        500          --          --
                                                                 ---------   ---------   ---------
  Net cash provided by financing activities...................     15,303      22,397      59,057
                                                                 ---------   ---------   ---------
Net increase in cash and cash equivalents.....................      1,478         220      12,300
Cash and cash equivalents at the beginning of year............      2,562       4,040       4,260
                                                                 ---------   ---------   ---------
Cash and cash equivalents at the end of year..................   $  4,040    $  4,260    $ 16,560
                                                                 =========   =========   =========
Supplemental disclosures of cash flow information:
  Net interest paid...........................................   $     --    $    165    $    470
  Unrealized gain on available for sale securities............         --          --          62
  Issued shares of common stock in lieu of cash bonus.........         --          28          --
  Issuances of common stock to executive officers.............        273         237          --
  Collateral transferred from unrestricted to restricted
     investments, net.........................................   $    902    $  2,490    $  5,129
                                                                 =========   =========   =========

          See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996

(1)  ORGANIZATION AND BUSINESS ACTIVITIES

     Guilford Pharmaceuticals Inc. along with its subsidiaries, ("Guilford" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. and subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions are eliminated in consolidation.

  Development Stage Company

     During 1996, the Company received regulatory clearance from the U.S. Food and Drug Administration ("FDA") to commence sales of GLIADEL(R). In addition, the Company entered into a major strategic alliance with a corporate partner to market and sell the product on a worldwide basis (excluding Scandinavia) and recognized revenue from various corporate partnering activities. The Company expects to recognize additional revenue from similar sources in the future and from future sales of GLIADEL commencing in 1997. Accordingly, the Company believes it is no longer in the development stage and has removed the references and reporting requirements of SFAS No. 7, "Accounting and Reporting by Development Stage Companies".

  Investment in Gell Pharmaceuticals Inc.

     The Company has a 20% equity interest in Gell Pharmaceuticals Inc. ("Gell") and exercises significant influence over both operations and financial matters of Gell (see Notes 14 and 15). In addition, the 80% stockholder has a currently exercisable put option to exchange such equity interest for 750,000 shares of common stock of the Company. The equity contributed to Gell by the 80% stockholder approximated the fair value of the 750,000 shares of common stock of the Company at the inception of Gell as determined by an independent investment banker. Accordingly, the Company records substantially all of the contributions of Gell by such stockholder as equity relating to the put option, which is deemed by the Company and its investment banker to be an equity instrument of the Company. In addition, the Company charges to operations approximately 100% of the costs incurred from Gell's activities. The Company includes the dilutive effect of the Company's common shares that would be issued under this currently exercisable put option (using the treasury stock method) in its calculation of primary and fully diluted earnings per share.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Investments

     Investments consist primarily of debt securities backed by the U.S. government and commercial paper of U.S. companies. Investments may include financial instruments which the Company believes will be held-to-maturity or may be held available-for-sale. Classification of investments is made at the time these investments are purchased. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

     Available-for-sale securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from the results of operations and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary would result in a reduction in the carrying amount of such security to fair value. Such impairment would be charged to operations in the period in which the decline in value is deemed to be other than temporary. The Company has not recorded any such permanent impairments since its inception.

  Concentration of credit risk

     The Company invests its excess cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The policy limits investments to certain instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer. The Company has not realized any significant losses on its investments.

  Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair values of financial instruments approximate their recorded value.

  Property and equipment

     Property and equipment are recorded at cost, including interest on funds borrowed to finance the construction of tenant improvements. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally three to seven years for furniture and equipment, and over the shorter of the estimated useful life of improvements or lease term for such leasehold improvements. Expenditures for repairs and maintenance are expensed as incurred.

  Revenue Recognition -- collaborative research, contract and license agreements

     Collaborative research revenue from cost-reimbursement agreements is recorded as the related expenses are incurred, up to the contractual limits and when the company meets its performance obligations under the respective agreements. Contract and licensing revenue is recognized when milestones are met and the Company's significant performance obligations have been satisfied in accordance with the terms of the respective agreements. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

  Research and development, patent and royalty costs

     Research and development, patent, and royalty costs are expensed as incurred.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Inventories

     Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method.

  Accounting for income taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

  Stock-based compensation

     The Company accounts for share option issuances in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, deferred compensation is recorded to the extent that the current market price of the underlying stock exceeds the exercise price on the date of grant. Such deferred compensation is amortized over the respective vesting periods of such option grants. On January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" which allows entities to continue to apply the provisions of APB No. 25 for financial statement reporting purposes and provide pro forma net income (loss) and pro forma earnings (loss) per share footnote disclosures for employee stock option grants made in 1995 and 1996 as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the financial statement reporting provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123 (see Note 9). Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair-value based method defined in SFAS No. 123 (see Note 9).

  Stock split

     On October 15, 1996, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock. Earnings (loss) per share data has been adjusted to reflect the stock split for all periods presented.

  Earnings Per Share

     The computation of earnings per share for 1996 and 1995 was based on the weighted average common shares outstanding during the year, and includes, when their effect is dilutive, common stock equivalents consisting of warrants, stock options and put rights.

     The computation of loss per share in 1994 was based on the weighted average common shares outstanding and includes common and common equivalent shares issued during the 12 month period prior to the Company's June 1994 initial public offering.

  Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 financial statement presentation.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS

     Investments available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 1995 and 1996, are as follows:

                                                                  GROSS         GROSS
                                                                UNREALIZED    UNREALIZED
                                                                 HOLDING       HOLDING       FAIR
                         1995                         COSTS       GAINS         LOSSES       VALUE
    ----------------------------------------------   -------    ----------    ----------    -------
                                                                     (IN THOUSANDS)
    Held-to maturity:
      U.S. Treasury Securities....................   $ 9,681       $  1         $   --      $ 9,682
      Corporate Debt Securities...................     5,513         --             (2)       5,511
      Other Debt Securities.......................        --         --             --           --
                                                     -------    ----------    ----------    -------
                                                     $15,194       $  1         $   (2)     $15,193
                                                     =======    ========      ========      =======
    1996
    ----

    Available-for-sale:
      U.S. Treasury Securities....................   $33,459       $167         $ (106)     $33,520
      Corporate Debt Securities...................     1,190          4             (1)       1,193
      Other Debt Securities.......................     1,427         13            (15)       1,425
                                                     -------    ----------    ----------    -------
                                                     $36,076       $184         $ (122)     $36,138
                                                     -------    ----------    ----------    -------
    Held-to-maturity:
      U.S. Treasury Securities....................   $23,051       $ 83         $  (88)     $23,046
      Corporate Debt Securities...................     1,690         18             (2)       1,706
      Other Debt Securities.......................        --         --             --           --
                                                     -------    ----------    ----------    -------
                                                     $24,741       $101         $  (90)     $24,752
                                                     -------    ----------    ----------    -------
                                                     $60,817       $285         $ (212)     $60,890
                                                     =======    ========      ========      =======

     Maturities of debt securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1996 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

                                                        HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                                      --------------------    --------------------
                                                       DECEMBER 31, 1996       DECEMBER 31, 1996
                                                      --------------------    --------------------
                                                      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                        COST        VALUE       COST        VALUE
                                                      ---------    -------    ---------    -------
                                                         (IN THOUSANDS)          (IN THOUSANDS)
    Due in 1 year or less (1)......................    $20,935     $20,975     $ 9,177     $ 9,291
    Due in 1-2 years...............................      3,806       3,777      14,945      14,885
    Due in 2-5 years...............................         --          --      11,954      11,962
                                                      --------     -------     -------     -------
                                                       $24,741     $24,752     $36,076     $36,138
                                                      ========     =======     =======     =======

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS -- (CONTINUED)
---------------
(1) Includes $8,521 of restricted securities (see Note 6) included in "Investments -- restricted."

(4)  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1995         1996
                                                                      -------      -------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
    Inventory:
      Raw materials................................................   $    --      $   600
      Work in process..............................................        --          432
      Finished goods...............................................        --          501
                                                                      --------     -------
                                                                      $    --      $ 1,533
                                                                      ========     =======
    Property and Equipment:
      Laboratory equipment.........................................   $   978      $ 1,322
      Manufacturing equipment......................................       528        1,677
      Computer and office equipment................................     1,258        2,126
      Leasehold improvements.......................................     2,253        9,767
      Construction in process......................................     1,050          276
                                                                      --------     -------
                                                                      $ 6,067      $15,168
      Less accumulated depreciation and amortization...............      (611)      (1,713)
                                                                      --------     -------
                                                                      $ 5,456      $13,455
                                                                      ========     =======
    Accrued Expenses and Other Current Liabilities:
      Consulting and contracted research...........................   $   401      $   935
      Payroll and related costs....................................       681        1,238
      Other current liabilities....................................       564        1,185
                                                                      --------     -------
                                                                      $ 1,646      $ 3,358
                                                                      ========     =======

(5)  SIGNIFICANT CONTRACTS AND LICENSING AGREEMENTS

  Agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc.

     In June 1996, the Company entered into a Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. and its parent corporation (collectively "RPR") granting RPR worldwide marketing rights (excluding Scandinavia) for GLIADEL. The Company received $15 million upon the signing of these agreements ($7.5 million as an equity investment and $7.5 million as a non-refundable rights payment). On September 24, 1996 the Company obtained clearance from the FDA for GLIADEL for recurrent glioblastoma multiforme where surgical tumor removal is indicated and, accordingly, received a $20 million non-refundable milestone payment from RPR. RPR is obligated to make up to $40 million in additional milestone payments, including $7.5 million in the form of an equity investment, only if the Company achieves certain regulatory approvals. In addition, RPR may also fund up to $17 million for the development of a higher-dose GLIADEL product and to fund certain additional clinical studies related to GLIADEL. The Company will manufacture and supply GLIADEL to RPR and receive a transfer price and royalties based on sales.

     Under the RPR Agreements, the Company has the right to borrow up to an aggregate of $7.5 million under certain conditions, $4.0 million is available no earlier than January 2, 1997, and the remainder no earlier than 12 nor later than 18 months following funding of the initial tranche. The loan proceeds would be used to

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  SIGNIFICANT CONTRACTS AND LICENSING AGREEMENTS -- (CONTINUED)

provide additional polymer product manufacturing capacity expansion. Any principal amounts borrowed under this loan agreement are due five (5) years from the date borrowed and will carry an interest rate equal to the lowest rate paid by of RPR on its most senior indebtedness. Both the principal and interest due under this agreement may, at the Company's election, be repaid by offsetting certain amounts due to the Company under the RPR Agreements.

  Other Contracts and Agreements

     In October 1995, the Company entered into a license and distribution agreement with Orion Corporation Farmos ("Orion Farmos") which provides that Orion Farmos pay to the Company a licensing fee of $100,000, which amount was received in 1996, and $100,000 upon Orion Farmos' first submission to a governmental regulatory authority in Finland, Denmark, Norway or Sweden. Additionally, the Company will receive both a transfer price on materials shipped to Orion Farmos and royalties on future product sales, if any.

     In December 1995, the Company entered into an agreement with Daiichi Radioisotope Laboratories, Ltd. ("DRL") which provides that DRL pay to the Company a non-refundable license fee of $555,500, which amount was earned in 1995, and a milestone payment of $555,500 upon the filing of the first application for the regulatory approval in certain foreign countries. Additionally the Company receives both a transfer price on materials shipped to DRL and royalties on future product sales, if any.

     The Company has entered into licensing, technology transfer and development agreements with The Johns Hopkins University under which it is required to make certain payments for patent maintenance costs, processing fees, license payments and development payments aggregating approximately $995,000 through 1999. The Company has agreed to spend $500,000 per year through 2003 with respect to their internal research and development activities on advancing such technologies and may be required to make certain payments, as defined, to the Johns Hopkins University should agreed-upon milestones be attained. In addition, the Company is required to pay a royalty on the net sales of all licensed products, if any, as well as a percentage of all royalties received by the Company from sublicensees, if any.

     The Company has also entered into various other licensing, research and development agreements whereby they are committed to fund certain mutually agreed-upon research and development projects, either on a best efforts basis or upon attainment of certain performance milestones, as defined, or both, for various periods unless canceled by the respective parties. Such future amounts to be paid are approximately $1.4 million through 1998. In addition, the Company is required to pay a royalty on the net sales of all licensed products, if any, as well as a percentage of all royalties received by the Company from sublicensees, if any.

     Royalty expenses relating to certain sublicensing agreements aggregated approximately $32,000 in 1995 and $1.1 million in 1996.

(6)  FINANCING AGREEMENTS

  Bond Agreements

     In December 1994, the Company entered into a bond financing arrangement with Signet Bank under which the Company could borrow up to $8,000,000 for capital improvements and for the purchase of certain equipment and furniture. The bond was issued by the Maryland Economic Development Corporation with a 30% guaranty of the outstanding borrowings by the Maryland Industrial Development Financing Authority ("MIDFA"). The bond is to be repaid monthly, together with interest at the London Interbank Overseas Rate ("LIBOR") plus 75 basis points adjusted monthly (6.7% at December 31, 1996) over 102 months commencing July 1996. The Company is required to meet certain financial covenants, the most restrictive of which requires the Company to maintain cash collateral equal to 50% of its outstanding indebtedness under the bond less $100,000. The amount of the Company's cash collateral under the bond will be reduced

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  FINANCING AGREEMENTS -- (CONTINUED)

quarterly beginning in October 1996 by an amount equivalent to 50% of the principal repaid during the prior quarter. The Company may not declare any cash dividends on its capital stock without the prior written consent of Signet Bank and MIDFA. During 1996, the Company borrowed the remaining available principal amount under the Signet Bank bond financing of $8 million. The outstanding balance adjusted for principal payments was $5.0 million and $7.5 million at December 31, 1995 and 1996, respectively.

  Term Loan Agreements

     The Company has entered into a $6.7 million term loan agreement with Signet Bank for other tenant improvements. Under the terms of the loan agreement, interest is charged monthly on the outstanding balance using LIBOR plus five-eighths percent (.625%) per annum. Principal payments are to be repaid based on seventy-two (72) monthly installments commencing May, 1997. The Company is required to maintain cash collateral equal to the outstanding principal balance over the life of the loan. The Company had outstanding $4.9 million under this loan at December 31, 1996.

     Under the bond and term loan agreements, the Company has set aside $3.4 million and $8.5 million at December 31, 1995 and 1996, respectively, as collateral (together with the Bank's security interest in tenant improvements and equipment) which is included in the accompanying consolidated balance sheets as noncurrent assets under "Investments -- restricted".

  Revolving Line of Credit

     The Company has available a $250,000 revolving line of credit agreement with a bank which requires interest at the bank's internal cost of funds plus 1% and is payable on demand. The line of credit is fully secured by a U.S. Treasury Note which is recorded under "Short-term investments -- restricted". There were no amounts outstanding under the line of credit at December 31, 1995 and 1996.

  Master Lease Agreement

     In September 1996, the Company entered into a $5.0 million, 49 month Master Lease Agreement ("Agreement") with General Electric Capital Corporation ("GECC"). The Company is required to post an irrevocable letter of credit issued from a banking institution equal to seventy percent (70%) of the equipment cost, which percentage decreases upon the annual anniversary of each lease under the Agreement. The Company has leased $2.0 million in equipment under operating leases as of December 31, 1996 collateralized by U.S. Treasury notes aggregating approximately $1.4 million which are recorded under "Short-term investments -- restricted".

(7)  CAPITAL TRANSACTIONS

     On October 15, 1996, the Board of Directors declared a three for two stock split. All of the following transactions have been adjusted to reflect the stock split. In June 1996, the Company entered into a stock purchase agreement with RPR (see Note 5) whereby, RPR purchased 281,531 shares of the Company's common stock for $7.5 million. In March 1996, the Company completed a public equity offering of 3,450,000 shares of its common stock, $.01 par value providing net proceeds of approximately $42.9 million to the Company. In August 1995, the Company completed an additional public offering of 4,500,000 shares of common stock, $.01 par value per share, providing net proceeds of approximately $17.9 million to the Company. In June 1994, the Company completed its initial public offering of 2,812,500 shares of common stock providing approximately $12.9 million in net proceeds. In connection with the offering, the Company granted warrants to purchase 312,934 shares, as adjusted, of common stock to the underwriter exercisable at $7.19 per share through June 24, 1999.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  CAPITAL TRANSACTIONS -- (CONTINUED)

     The Company has awarded or sold 67,500, 58,694 and 39,129 shares of its common stock to certain officers during 1995, 1994 and 1993, respectively. Such shares are subject to the terms of the 1993 Employee Share Option and Restricted Share Plan (see Note 9). As a result, the Company recorded deferred compensation of approximately $510,000, which amount is being charged ratably to operations over the various vesting periods.

(8)  STOCKHOLDER RIGHTS PLAN

     In September 1995, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights ("Rights") were granted at the rate of one Right for each share of common stock. All rights expire on October 10, 2005. At December 31, 1996, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company's common stock or announces a tender or exchange offer which would result in its ownership of 20% or more of the Company's common stock. Each holder of a Right, other than the acquiring person, would be entitled to purchase $120 worth of common stock of the Company for each Right at the exercise price of $60 per Right, which would effectively enable such Rights holders to purchase common stock at one-half of the then current price.

     If the Company is acquired in a merger, or 50% or more of the Company's assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase $120 worth of common stock of the acquiring company at the exercise price of $60 per Right. At any time after a person or group of persons becomes the beneficial owner of 20% or more of the common stock, the Board of Directors, on behalf of all stockholders, may exchange one share of common stock for each Right, other than Rights held by the acquiring person.

(9)  SHARE OPTION AND RESTRICTED SHARE PLANS

  The 1993 Employee Share Option and Restricted Share Plan

     The 1993 Employee Share Option and Restricted Share Plan, (the "1993 Plan"), was established to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Share options are granted at the fair market value of the stock on the day immediately preceding the date of grant or date of initial employment, if later. Share options are exercisable for a period not to exceed ten years from the date of grant. In general, share options vest over four years.

     Shares awarded under the restricted share provisions of the 1993 Plan are valued at the fair market value of the stock on the day immediately preceding the date of award and require a vesting period determined by the Board of Directors. Should an individual leave the employment of the Company for any reason, the award recipient would forfeit their ownership rights for all shares not otherwise fully vested.

     At December 31, 1996, the maximum shares issuable under the 1993 Plan is 2,700,000, of which up to 300,000 may be issuable under the restricted share provisions.

  The Directors' Plan

     The Director's Stock Option Plan (the "Directors' Plan") was established to provide non-employee directors an opportunity to acquire or increase an equity interest in the Company. Under the Directors' Plan, 300,000 shares of common stock are reserved for issuance at an exercise price not less than fair value of the Company's common stock on the day immediately preceding the date of grant. Such options vest 50% at the end of year one and 100% at the end of year two. Under the Directors' Plan 60,000 and 37,500 options were granted during 1995 and 1996, of which 30,000 are exercisable as of December 31, 1996. In 1996, the

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SHARE OPTION PLANS -- (CONTINUED)

Company granted 120,000 options outside of the Directors' Plan to two directors with an exercise price of $13.54 (market value at date of grant). Approximately 90,000 options vested in 1996 and the remaining 30,000 options vest in equal amounts in 1997 and 1998.

  Consultants

     In 1996, the Company granted options to each of two consultants to purchase up to 225,000 (post-split) shares of the Company's common stock, valid for 10 years from issuance, with varying exercise prices. Vesting periods are based on either the passage of time or based upon the achievement of certain milestones, which, if ever achieved, would result in accelerated vesting of up to 150,000 (post-split) of the aforementioned options for each consultant. In 1996, the Company recognized $1.2 million in non-cash compensation expense in accordance with SFAS 123 relating to the value of such stock options (as established using the Black Scholes pricing model) and it expects to charge varying amounts (up to an additional $2.2 million in the aggregate) of non-cash compensation expense to operations through 2001 relating to such agreements.

     Additional information with respect to the Company's option activity is summarized as follows:

                                                                                   WEIGHTED-
                                                                      SHARE         AVERAGE
                                                                     OPTIONS     EXERCISE PRICE
                                                                    ---------    --------------
    Balance, December 31, 1993...................................      42,392        $  .77
      Granted....................................................     219,452          3.01
      Exercised..................................................          --            --
      Canceled...................................................     (40,217)         5.69
                                                                    ---------       -------
    Balance, December 31, 1994...................................     221,627          2.09
      Granted....................................................     586,725          5.28
      Exercised..................................................     (19,565)          .77
      Canceled...................................................      (6,750)         3.75
                                                                    ---------       -------
    Balance, December 31, 1995...................................     782,037          4.50
      Granted....................................................   1,777,740         15.61
      Exercised..................................................     (58,363)         3.02
      Canceled...................................................      (6,658)        10.82
                                                                    ---------       -------
    Balance, December 31, 1996...................................   2,494,756        $12.43
                                                                     ========    ==========

     Options outstanding and exercisable by price range as of December 31, 1996 are as follows:

                           OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
-------------------------------------------------------------------------     -------------------------------
                    OUTSTANDING     WEIGHTED-AVERAGE                          EXERCISABLE
    RANGE OF           AS OF           REMAINING         WEIGHTED-AVERAGE       AS OF        WEIGHTED-AVERAGE
EXERCISE PRICES     12/31/1996      CONTRACTUAL LIFE      EXERCISE PRICE      12/31/1996      EXERCISE PRICE
----------------    -----------     ----------------     ----------------     ----------     ----------------
 $  0.0 - $10.00       721,349             8.8                $ 4.62            141,651           $ 4.58
 $10.01 - $20.00     1,712,656             9.5                $15.41            135,000           $13.58
 $20.01 - $30.00        60,751             9.3                $21.34                  0           $    0
                                            --
                    ----------      ----------             ---------          ---------       ----------
                     2,494,756             9.3                $12.43            276,651           $ 8.97
                    ==========      ==========             =========          =========       ==========

     At December 31, 1996, there were 743,433 additional shares available for grant under the 1993 Plan and 202,500 shares available for grant under the Directors' Plan.

  Pro Forma Option Information

     The per share weighted-average fair value of all stock options granted during 1995 and 1996 was $2.35 and $7.16 on the date of grant using the Black Scholes option-pricing model with the following weighted-

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SHARE OPTION PLANS -- (CONTINUED)

average assumptions: 1996 -- expected dividend yield 0%, risk-free interest rate of 6.1%, volatility of 50% and an expected life of 4 years; 1995 -- expected dividend yield 0%, risk-free interest rate of 5.3%, volatility of 50% and an expected life of 4 years. The per share weighted-average fair value of stock options granted during 1996 to consultants was $6.12 using similar assumptions.

     The Company applies APB No. 25 in accounting for share options granted to employees and, accordingly, no compensation expense has been recognized related to such options to the extent that such options were granted at an exercise price that equaled the fair market value at the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, (using the Black-Scholes option-pricing model), the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                                                            1995        1996
                                                                          --------     ------
                                                                            (IN THOUSANDS)
                                                                          (EXCEPT SHARE DATA)

    Net income (loss)..................................   As reported     $(12,637)    $5,073
                                                          Pro forma        (12,740)     4,383
    Primary earnings (loss) per share..................   As reported        (1.70)      0.35
                                                          Pro forma          (1.71)      0.30
    Fully diluted earnings (loss) per share............   As reported        (1.70)      0.34
                                                          Pro forma          (1.71)      0.29

     Pro forma net income (loss) reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(10)  INCOME TAXES

     As of December 31, 1996, the Company had net operating loss ("NOL") carryforwards available for Federal income tax purposes of approximately $10.3 million which expire at various dates between 2008 to 2010. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized. As of December 31, 1996, the Company had foreign tax credit carryforwards of approximately $61,000 expiring in 2000 and 2001, and general business tax credit carryforwards of $450,000 expiring between 2008 and 2011.

     Provision for income taxes aggregated $179,000 (current) and ($179,000) (deferred) in 1996 (none in 1995 and 1994).

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  INCOME TAXES -- (CONTINUED)
     Actual income tax expense differs from the expected income tax expense computed at the effective federal rate as follows:

                                                                 1994       1995       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
    Computed "expected" tax expense at statutory rate........   $(2,004)   $(4,296)   $ 1,725
    State income tax, net of federal benefit.................      (265)      (567)       230
    Research collaboration revenue...........................        --         --        557
    Compensatory stock grants................................       397         --         --
    Change in valuation allowance increase (decrease)........     1,871      5,552     (2,552)
    Tax credits and carryforwards not used...................        --       (703)        --
    Other....................................................         1         14         40
                                                                -------    -------    -------
                                                                $    --    $    --    $    --
                                                                =======    =======    =======

     Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which are not likely to be realized in the future, resulting in net deferred tax assets of approximately $179,000 at December 31, 1996.

     Significant components of the Company's deferred tax assets as of December 31, 1995 and 1996 are shown below. A valuation allowance of $5.4 million has been recognized at December 31, 1996 to offset the deferred tax assets as realization of such assets is uncertain. The change in the valuation allowance was an increase of approximately $5.6 million in 1995 and a decrease of approximately $2.6 million in 1996.

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                          1995       1996
                                                                         -------    -------
                                                                           (IN THOUSANDS)
    Deferred tax assets:
         Net operating loss carryforwards.............................   $ 7,261    $ 3,971
         Research and experimentation credits.........................       447        450
         Compensatory stock grants....................................       197        861
         Alternative minimum tax credit carryforward..................        --        179
         Accrued expenses.............................................        67        257
         Contribution carryover and capitalized start-up costs........        48         38
                                                                         -------    -------
                                                                           8,020      5,756
    Deferred tax liabilities:
         Prepaid expenses and depreciation............................        44        153
                                                                         -------    -------
    Net deferred tax assets...........................................     7,976      5,603
         Valuation allowance..........................................    (7,976)    (5,424)
                                                                         -------    -------
    Net deferred tax assets reported..................................   $    --    $   179
                                                                         =======    =======

(11)  RELATED PARTY TRANSACTIONS

     In September 1995, the Company entered into a three year consulting agreement with the Chairman of its Scientific Advisory Board (the "Consultant") who is also a nonemployee director whereby the Consultant is to provide consulting and advisory services as requested by the Company. The Company is obligated to pay an annual consulting fee of $150,000 (1st year), $160,000 (2nd year), and $170,000 (3rd year) and has

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  RELATED PARTY TRANSACTIONS -- (CONTINUED)

granted the Consultant 90,000 stock options at fair market value. These options will vest one-third upon each anniversary of the grant date so long as the individual remains a consultant under the agreement.

     Notes receivable on common stock aggregating $139,500 and $129,750 at December 31, 1995 and 1996, respectively, represent amounts due from officers of the Company and are reflected as a reduction from stockholders' equity.

     Scios, Inc., a significant stockholder, has billed the Company for certain services and equipment purchases related to the Company's research and development activities aggregating $173,000, $233,000 and $295,000 in 1994, 1995 and 1996, respectively.

(12)  LEASE AGREEMENTS

     The Company has a master lease arrangement related to the land and building which it presently occupies which expires in July 2005 with options to renew for two five-year periods. The Company has the option to purchase the building after the ninth year for its then current fair market value. The annual rental aggregates approximately $306,000 and the Company pays for substantially all occupancy related costs.

     The Company's future minimum lease payments under operating leases for years subsequent to December 31, 1996 are as follows:

                            YEAR ENDING DECEMBER 31                           (IN THOUSANDS)
    -----------------------------------------------------------------------   --------------
           1997............................................................       $  870
           1998............................................................          797
           1999............................................................          798
           2000............................................................          764
           2001............................................................          331
           2002 and thereafter.............................................        1,123
                                                                                 -------
                                                                                  $4,683
                                                                              ===========

     Facility and equipment rent expense aggregated approximately $37,000, $452,000, and $680,000 in 1994, 1995 and 1996, respectively.

(13)  401(K) PROFIT SHARING PLAN

     The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") available to all employees meeting certain eligibility criteria which permits participants to contribute up to 15% of their compensation not to exceed the limits established by the Internal Revenue Code. The Company may make "matching contributions" equal to a percentage of a participant's contribution or may contribute a discretionary amount to the Plan. The Company's contributions to the 401(k) Plan were approximately $6,000, $9,000 and $11,000 for 1994, 1995, and 1996 respectively.

     Effective January 1, 1997, the Company has elected to make "matching contributions" in the Company's common stock equal to 50% of the first 6% of an employee's salary contributed to such employees 401(k) Plan account. Such amounts vest 25% per year based on a participant's years of service with the Company.

(14)  GELL PHARMACEUTICALS INC.

     In February 1995, the Company and The Abell Foundation, Inc., a Baltimore-based not-for-profit corporation ("Abell"), established Gell. Gell was formed primarily to track Abell's $2.5 million equity investment that, in substance, was intended to purchase 750,000 shares of the Company's common stock at the transaction date, which shares had an approximate fair market value of $2.4 million. Abell received an

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14)  GELL PHARMACEUTICALS INC. -- (CONTINUED)

80% equity interest in Gell for $2,500,000 while Guilford received a 20% equity interest for nominal cash consideration and technology "know-how," which had a net carrying value of zero at the transaction date.

     Under a master services agreement with Gell (the "Gell Agreement"), the Company provides all of the personnel, resources and related administration and research services for appropriate reimbursement of such costs incurred by the Company on behalf of Gell.

     Accordingly, as the Company receives the $2.5 million from Gell, it will recognize as paid-in-capital the cash received attributable to the fair value of Abell's "put option" (which fair value has been established as approximately $2.4 million by independent investment bankers). The excess cash of approximately $100,000 is recorded as a reimbursement of certain costs incurred by the Company on behalf of Gell. The Company has recorded approximately 100% of the costs incurred from Gell's operations.

     Abell has a put right, immediately effective upon closing of the Gell Agreement in 1995, which requires the Company to issue 750,000 shares of the Company's common stock (which amount was fixed at closing) in exchange for Abell's shares in Gell (Note 15).

     The Company has received $1.9 million from Gell through December 31, 1996 and has recorded the derived fair value of the equity instrument (put option) as paid in capital ($726,000 and $1.8 million at December 31, 1995 and 1996, respectively). Certain costs incurred by the Company on behalf of Gell ($30,000 in 1995 and $45,000 in 1996) have been reimbursed by Gell and such reimbursement has been recorded in the accompanying consolidated statement of operations. Actual expenditures incurred by the Company on behalf of Gell aggregated $1.9 million through December 31, 1996.

(15)  SUBSEQUENT EVENT (UNAUDITED)

     On March 5, 1997, Abell exercised its put option to receive the 750,000 shares of the Company's common stock to which it was entitled. This number of shares was fixed and agreed to at the inception of the Gell transaction.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the annual and long-term compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                    ANNUAL COMPENSATION                ----------------------
                                       ---------------------------------------------   RESTRICTED  SECURITIES
                                                                      OTHER ANNUAL       STOCK     UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)   COMPENSATION($)   AWARDS(1)   OPTIONS(#)   COMPENSATIONS($)
-------------------------------------  ----   ---------   --------   ---------------   ---------   ----------   ----------------
Craig R. Smith, M.D. ................  1996   $ 260,417   $150,000(2)          --             --      100,000        $ 61,890(3)
  President and Chief                  1995     248,334     75,000             --             --      150,000        $ 11,306
  Executive Officer                    1994     213,333     50,000             --             --           --          42,920(3)
Andrew R. Jordan.....................  1996     170,981     40,000(2)          --             --       40,000              --
  Senior Vice President, Chief         1995     164,583     35,000             --             --       71,250              --
  Financial Officer                    1994     153,125     30,000             --             --           --          89,324(4)
  and Treasurer
John P. Brennan......................  1996     169,223     45,000(2)          --             --       40,000              --
  Senior Vice President,               1995     160,000     37,000             --             --       82,500          31,421
  Operations                           1994     135,273(5)   42,250(6)         --             --       39,131          50,780(4)
Earl W. Henry........................  1996     205,833     35,000(2)      48,647(7)          --       25,000              --
  Vice President,                      1995     197,693(5)   40,000            --         18,750       52,500         136,967(4)
  Clinical Research
Nicholas Landekic....................  1996     150,037     50,000(2)      47,422(7)          --       45,000              --
  Vice President,                      1995     114,327(5)   61,000            --         15,000       61,250              --
  Business Development

---------------

(1) Pursuant to Stock Purchase Agreements with the Company, Dr. Smith and Messrs. Jordan and Brennan purchased 254,348 shares, 39,129 shares and 39,129 shares of Common Stock, respectively, for purchase prices equal to $.15, $.77 and $1.53 per share, the fair value of the Common Stock on the dates of the purchases as determined by the Board of Directors. The shares purchased by each of these individuals, until vested as described below (the "Unvested Shares"), are subject to the Company's right to repurchase for 90 days at the original price per share plus interest at the applicable federal rate following termination of each individual's employment with the Company, except in the case of Dr. Smith where such repurchase right is triggered (a) in the event that Dr. Smith's employment is terminated for cause, other than for "Good Reason" (as defined in his stock purchase agreement), or (b) as a result of Dr. Smith's death or disability. The Unvested Shares are released from such repurchase options and become vested (the "Vested Shares") at a rate of 1/48 per month on the last calendar day of each month beginning on the last calendar day of each month following August 20, 1993 in the case of Dr. Smith, October 31, 1993 in the case of Mr. Jordan and February 28, 1994 with respect to Mr. Brennan. As of December 31, 1996, the aggregate value of the Vested Shares and Unvested Shares held by Dr. Smith and Messrs. Jordan and Brennan were $4,927,983 and $985,597; $739,171 and $170,578; and
    $665,359 and $246,390, respectively, based on the closing price for the Company's Common Stock of $23.25 per share as reported on the NASDAQ National Market on December 31, 1996. Each of Dr. Henry and Mr. Landekic was granted 18,750 shares and 15,000 shares of restricted Common Stock upon his respective employment with the Company which under the original terms of the grants were to be released from the Company's repurchase option annually as to 25% of the shares over a four year period beginning in January and March 1995, respectively. At December 31, 1996 the aggregate value of the Vested Shares and Unvested Shares held by Dr. Henry and Mr. Landekic was $108,984 and $326,953 and $87,188 and $261,563, respectively. In January 1997, the Compensation Committee of the Board voted to accelerate the vesting of all of the remaining unvested shares issued to Dr. Henry and Mr. Landekic effective as of January 15, 1997.

                                      III-1

(2) Cash bonuses in the amounts set forth above relating to performance for 1996 were paid in January 1997.

(3) 1994 payments consist of certain expenses related to Dr. Smith's relocation to Baltimore amounting to $31,095 and $11,825 related to forgiveness of debt; the 1996 payment consist of forgiveness of debt and amounts paid to cover anticipated tax liabilities related to a portion of the debt forgiven.

(4) Consists of relocation costs.

(5) Mr. Brennan began his employment with the Company in February 1994. Each of Dr. Henry and Mr. Landekic began his employment with the Company in January and March 1995, respectively.

(6) Of the total bonus amounts paid to Mr. Brennan in fiscal 1994, $23,750 represents the aggregate fair market value as of the date of grant of shares of the Company's Common Stock issued to Mr. Brennan as a bonus under the Company's 1993 Employee Shares Option and Restricted Share Plan, as amended (the "1993 Employee Plan").

(7) Consists of non-cash compensation related to the vesting in 1996 of a portion of the restricted share awards granted to Dr. Henry and Mr. Landekic upon his respective employment with the Company.

     Option Grants

     The following table sets forth certain information concerning the grant of stock options under the 1993 Employee Plan to the Company's Chief Executive Officer and the Named Executive Officers for the fiscal year ended December 31, 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                          POTENTIAL REALIZABLE
                                                           PERCENTAGE                                       VALUE AT ASSUMED
                                                            OF TOTAL                                        ANNUAL RATES OF
                                            NUMBER OF       OPTIONS                                           STOCK PRICE
                                            SECURITIES     GRANTED TO                                       APPRECIATION FOR
                                            UNDERLYING    EMPLOYEES IN    EXERCISE OR                        OPTION TERM(1)
                                             OPTIONS      FISCAL YEAR     BASE PRICE     EXPIRATION    --------------------------
            NAME AND POSITION               GRANTED(#)      1996(%)        ($/SHARE)        DATE         5%($)           10%($)
-----------------------------------------   ----------    ------------    -----------    ----------    ----------      ----------
Craig R. Smith, M.D......................     100,000         15.1%         $17.625        12/06       $1,108,427      $2,808,971
  President and Chief Executive Officer        75,000(2)                    $14.917        02/06          703,577       1,783,003
Andrew R. Jordan.........................      40,000          7.0%         $17.625        12/06          443,371       1,123,588
  Senior Vice President, Chief                 41,250(2)                    $14.917        02/06          386,968         980,652
  Financial Officer and Treasurer
John P. Brennan..........................      40,000          7.3%         $17.625        12/06          443,371       1,123,588
  Senior Vice President, Operations            45,000(2)                    $14.917        02/96          422,146       1,069,802
Earl W. Henry............................      25,000          3.4%         $17.625        12/06          277,107         702,243
  Vice President, Clinical Research            15,000(2)                    $14.917        02/06          140,715         356,601
Nicholas Landekic........................      45,000          5.9%         $17.625        12/06          498,792       1,264,037
  Vice President, Business Development         23,750(2)                    $14.917        02/06          222,795         564,606

---------------

(1) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the ten year option term. The assumed 5% and 10% rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission and may not accurately reflect the appreciation of the price of the Common Stock from the date of grant until the end of the option term. These assumptions are not intended to forecast future price appreciation of the Common Stock.

(2) Represents options granted in February 1996 to the Named Executive Officers in respect of fiscal year 1995.

                                      III-2

Option Exercises and Holdings

     Options with respect to 58,363 shares were exercised during the fiscal year ended December 31, 1996. The following table sets forth information with respect to the Company's Chief Executive Officer and the Named Executive Officers concerning the exercise of options during the fiscal year ended December 31, 1996 and unexercised options held as of the end of that fiscal year:

       AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                   OPTIONS HELD AT                IN-THE-MONEY OPTIONS
                                                                DECEMBER 31, 1996 (#)         AT DECEMBER 31, 1996 ($)(1)
                                                           -------------------------------    ----------------------------
                          NAME                             EXERCISABLE     UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
--------------------------------------------------------   -----------    ----------------    -----------    -------------
Craig R. Smith, M.D.....................................         --            250,000         $      --      $ 2,468,745
Andrew R. Jordan........................................      9,783            121,033           219,954        1,301,202
John P. Brennan.........................................         --            142,066                --        1,665,529
Earl W. Henry...........................................         --             77,500                --          995,513
Nicholas Landekic.......................................         --            106,250                --        1,181,439

---------------

(1) Total value of unexercised in-the-money options is based on the closing price of the Common Stock of $23.25 per share on December 31, 1996 minus the exercise price of the options.

DIRECTOR COMPENSATION

     In 1996, Directors received no compensation for their attendance at Board meetings but received reimbursement for expenses related to attendance at meetings. In February 1997, the Compensation Committee of the Board adopted a policy effective as of the date of the Company's 1997 Annual Meeting of Stockholders, currently scheduled for May 21, 1997, to pay non-employee directors an annual retainer of $10,000 quarterly in advance, plus $1,500 for each regular meeting of the Board attended either in person or by telephone and $1,500 for each special meeting of the Board attended in person.

     In 1994, the Company initiated a Directors' Stock Option Plan, as amended (the "Director Plan") to attract outside directors with an increased incentive to make significant contributions to the long-term performance and growth of the Company and to directly align their interests with those of the Company's stockholders. Board members who are not officers or employees (i) of the Company, (ii) of any subsidiary of the Company, or (iii) of any entity which owns twenty percent or more of the capital stock of the Company are eligible to receive options under the Director Plan.

     The Company has reserved 300,000 shares of the Company's Common Stock for issuance under the Director Plan and 97,500 options to purchase shares have been granted to date. Options issued under the Director Plan are nonqualified stock options for tax purposes. The exercise price of options granted under the Director Plan are not less than the closing price of a share of Common Stock on the date immediately prior to the date the option is granted. Options are exercisable one year from the date of grant and remain exercisable for a period of ten years from the date the option is granted. Options vest 50% on the first anniversary of the date of grant and the remainder on the second anniversary date. Each eligible director who begins serving on the Board of Directors receives an option to purchase 30,000 shares of stock on the date such service commences and also is entitled to an option to purchase 7,500 shares of stock immediately following each of the next four annual elections of directors, provided such Director has served for at least one year and continues to be a director at the time of such issuance. The Director Plan is intended to qualify for the exemption provided by Rule 16 b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Solomon H. Snyder, M.D., a director of the Company, has provided consulting services to the Company under consulting agreements since August 1993. Under the terms thereof, Dr. Snyder receives no other compensation outside those provided therein (other than reimbursement of expenses), and thus does not participate in the Director Plan. For a description of the Company's current consulting arrangement with Dr. Snyder, see "Certain Transactions -- Snyder Consulting Agreement".

                                      III-3

     Richard L. Casey, who has served on the Board of Directors since the inception of the Company, has never received any compensation from the Company for his services as a director. In March 1996, the Compensation Committee granted Mr. Casey a non-qualified stock option outside the Director Plan to purchase 75,000 shares of Company Common Stock at $13.54 per share. This option became exercisable as to 60% of the shares subject to the option on September 27, 1996 and will become exercisable with respect to an additional 20% on March 27, 1997. The remaining 20% will become exercisable on March 27, 1998 so long as Mr. Casey remains a director of the Company.

     John H. Newman served on the Board of Directors from the Company's inception until May 21, 1996. In March 1996, the Compensation Committee granted Mr. Newman a non-qualified stock option outside the Director Plan to purchase 45,000 shares of Company Common Stock at $13.54 per share. This option became fully exercisable on September 27, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Until May 1995, Messrs. Casey and Newman comprised the Compensation Committee of the Board of Directors. In May 1995, Dr. Thompson replaced Mr. Casey as a member of the Compensation Committee. Effective May 21, 1996, Mr. Newman resigned from the Compensation Committee. Mr. Casey is the Chairman, President and Chief Executive Officer of Scios, a principal stockholder of the Company. Mr. Newman is Vice President of Legal Affairs, General Counsel and Secretary of Scios. In January 1995, Scios exercised a warrant issued to it to acquire 108,696 shares of Common Stock for an aggregate exercise price of $166,667.

     In fiscal years 1994, 1995 and 1996, Guilford paid approximately $173,000, $233,000 and $295,000, respectively, for services and equipment purchases from, and lease payments to, Scios.

     In March 1994, the Company entered into an agreement with Scios to license certain technologies related to the Company's lead product, GLIADEL. The terms of this agreement require the Company to pay to Scios a royalty on all net sales of licensed products covered by the agreement as well as a percentage of royalties received by the Company from sublicensees in each country until the later of (i) the last to expire of the relevant patents in each country or (ii) 15 years after market introduction of GLIADEL. The agreement also contains provisions requiring payment of minimum annual royalties following commercial sale of GLIADEL. Scios assigned this agreement to the Massachusetts Institute of Technology in 1994.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with Dr. Smith, Mr. Jordan, Mr. Brennan, Mr. Laderman, Dr. Henry, Dr. Suzdak, Mr. Landekic, and Mr. Seoh shortly before each of these individuals joined the Company. Under the original terms of these agreements in the event one or more of these individuals were required to leave the Company's employment at the Company's request, other than for cause, the Company would be required to continue paying a salary to such individual(s) until the earlier of commencement of other suitable employment or three months (six months in the case of Messrs. Landekic and Seoh), if terminated within the first twelve months of employment, or six months (nine months in the case of Messrs. Landekic and Seoh), if terminated thereafter. In 1996, these agreements were amended to provide for such severance payments for 12 months following termination of employment except in the case of Dr. Smith where the severance payment period was set at 36 months following employment termination.

401(K) PROFIT SHARING PLAN

     The Company adopted a defined contribution plan (the "401(k) Plan") effective January 1, 1994 which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company hired on or before the effective date of the 401(k) Plan are eligible to participate as of January 1, 1994. Employees hired after January 1, 1994 will be eligible to participate as of the first day of the calendar quarter following completion of three months of service and attainment of age 21. The 401(k) Plan permits participants to contribute up to 15% of compensation, excluding fringe benefits, not to exceed the limits of Section 402g(1) of the Code (i.e., $9,500 in 1996). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant vest immediately in the participant's account while contributions made by the Company vest over a four year

                                      III-4
period in the participant's account based on the participant's term of service with the Company. Effective January 1, 1997, the Company has elected to make "matching contributions" in newly issued shares of Common Stock equal in value to fifty percent (50%) of the first six percent (6%) of an employee's salary contributed to such employee's 401(k) Plan account. In addition, discretionary payments of approximately $6,000, $9,000 and $11,000 were made in 1994, 1995 and 1996, respectively.

1993 EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN

     In September 1993, the Company's Board of Directors adopted the 1993 Employee Plan. The Stockholders of the Company approved the 1993 Employee Plan in March 1994. In December 1994, the Company's Board of Directors approved amending the 1993 Employee Plan to increase the number of shares of Common Stock issuable under the plan from 430,434 to 900,000 shares, which amendment was approved by the Company's stockholders in May 1995. In February, 1996 approved amending the 1993 Employee Plan to increase the number of shares of Common Stock issuable under the plan from 900,000 to 2,700,000 shares, which amendment was approved by the Company's stockholders in May 1996. As of December 31, 1996, options to purchase 1,729,756 shares were outstanding under the 1993 Employee Plan, and options to purchase an additional 102,700 shares were approved for grant by the Compensation Committee of the Board in February 1997. The purposes of the 1993 Employee Plan is to improve business results by providing eligible individuals with an opportunity to acquire an increased financial interest in the Company. Payment of the exercise price for options granted under the 1993 Employee Plan may be made in cash, shares of Common Stock or a combination of the two.

     All full-time employees of the Company or any subsidiary, or other individuals whose participation the Board of Directors shall determine is in the best interests of the Company, are eligible to receive options or restricted shares of Common Stock ("Restricted Shares") under the 1993 Employee Plan (collectively, "Incentive Awards"). The 1993 Employee Plan is currently administered by the Compensation Committee. The 1993 Employee Plan is intended to qualify for the exemption provided by Rule 16b-3 under the Exchange Act. The Compensation Committee selects recipients for Incentive Awards and determines the nature of the Incentive Award granted, the number of shares granted or subject to each option, the option vesting schedule and other terms and conditions of each Option or Restricted Share award. The Board of Directors may modify, amended, suspend or terminate the 1993 Employee Plan, provided that such action may not affect outstanding options, and stockholder approval is required to amend the 1993 Employee Plan if such amendment would cause the 1993 Employee Plan not to comply with the Code.

     The number of shares that may be issued pursuant to Incentive Awards under the 1993 Employee Plan shall not exceed in the aggregate 2,700,000 shares of Common Stock, of which number 300,000 shares may be awarded as Restricted Shares, and the maximum number of shares subject to options that can be granted under the 1993 Employee Plan to any executive officer or other employee of the Company is 215,217 shares. All options granted pursuant to the 1993 Employee Plan are exercisable in accordance with a vesting schedule which is set at the time of the issuance of the Option and, except as indicated below, may not be exercised more than ten years from the date of grant. Options granted under the 1993 Employee Plan may be incentive stock options intended to qualify under
Section 422 of the Code (an "Incentive Option") or options not intended to so qualify (a "Nonqualified Option"). The 1993 Employee Plan generally requires the exercise price of Incentive Options to be at least equal to the closing price of a share of the Company's Common Stock on the date immediately prior to the date of the grant. In the case of Nonqualified Options, applicable provisions of the Code provide that the exercise price may not be less than 85% of the closing price of the Company's Common Stock on the date immediately prior to the date of the grant. In the case of Incentive Options granted to a stockholder, either directly or indirectly, holding in excess of 10% of the Company's outstanding Common Stock, the option exercise price must be at least equal to 110% of the fair market value of the Company's Common Stock on the date of grant and such option may not be exercised more than five years from the date of grant.

     Generally, all unexercised options terminate three months following the date an optionee ceases to be employed by the Company or any affiliate or subsidiary of the Company other than by reason of disability or death (but not later than the expiration date) whether or not such termination is voluntary. Generally, any option held by an employee who dies or who ceases to be employed because of disability must be exercised by

                                      III-5
the employee or his representative within one year after the employee dies or ceases to be an employee (but not later than the expiration date). The Board may, however, provide that an option may be exercised over a longer period of time following termination of employment (but not later than the option expiration date). Options and Restricted Shares are not transferable, except in the event of death to the decedent's estate or during the lifetime of an optionee to (i) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership in which such Immediate Family members are the only partners, provided that there may be no consideration for any such transfer. In addition, Restricted Shares may be transferred or assigned after the applicable restriction on the shares has terminated. The 1993 Employee Plan has no termination date, provided however that no Incentive Option may be granted on or after the tenth anniversary of the effective date of the 1993 Employee Plan (i.e., September 2003).

KEY PERSON LIFE INSURANCE

     The Company is the owner and beneficiary of, term life insurance policies in the amount of $1,000,000 covering Dr. Smith. Similar policies have been issued with respect to Messrs. Jordan and Brennan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and certain beneficial holders of common stock to file reports about their ownership of the Company's Common Stock. Based solely on its review of the copies of such reports furnished to the Company by its directors and officers during and with respect to the year 1996, the Company believes that all reports required by Section 16(a) of the Exchange Act were timely filed, except (a) that Forms 4 reporting the grant of certain stock options under the Company's 1993 Employee Plan to Dr. Smith and Messrs. Brennan, Jordan and Laderman in August 1995 were inadvertently not filed in a timely manner and (b) a Form 4 related to an open market purchase of shares of Common Stock of the Company by certain funds over which Ms. Greetham may be deemed to have voting or investment control was filed one month late.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the principal stockholders of Common Stock as of March 6, 1997, including each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, the Company's Chief Executive Officer and the four other

                                      III-6
most highly compensated executive officers of the Company for the fiscal year ended December 31, 1996, each of the directors of the Company, certain other holders and all officers and directors of the Company as a group.

                    NAME AND ADDRESS                        SHARES BENEFICIALLY
                OF PRINCIPAL STOCKHOLDERS                        OWNED (1)         PERCENTAGE OF OWNERSHIP
---------------------------------------------------------   -------------------    -----------------------
Scios....................................................        1,450,000                   9.8%
     2450 Bayshore Parkway
     Mountain View, CA 94043
The Abell Foundation, Inc. ..............................          937,500                   6.3%
     111 South Calvert Street
     Baltimore, MD 21202
FMR Corp. ...............................................          738,250(2)                5.0%
     82 Devonshire Street
     Boston, Massachusetts 02109
Arnold H. Snider
     Deerfield Capital, L.P. ............................          703,575(3)                4.8%
     Deerfield Management Company........................           46,425(3)                0.3%
     450 Lexington Avenue, Suite 1930
     New York, NY 10017
T. Rowe Price Associates, Inc. ..........................          813,450(4)                5.5%
     100 East Pratt Street
     Baltimore, Maryland 21202
Rhone-Poulenc Rorer Pharmaceuticals, Inc. ...............          281,531                   1.9%
     500 Arcola Road
     Collegeville, Pennsylvania 19426
Craig R. Smith, M.D. ....................................          460,897(5)                3.1%
Andrew R. Jordan.........................................          187,359(6)                1.3%
John P. Brennan..........................................          120,234                    *
Nicholas Landekic........................................           33,603                    *
Earl W. Henry............................................           45,170(7)                 *
Solomon H. Snyder, M.D. .................................          605,217(8)                4.1%
Richard L. Casey.........................................        1,519,900(9)               10.2%
     c/o Scios
     2450 Bayshore Parkway
     Mountain View, CA 94043
George L. Bunting, Jr. ..................................               --                     --
Elizabeth M. Greetham....................................          225,950(10)               1.5%
W. Leigh Thompson, M.D., Ph.D. ..........................           15,000                    *
All directors and officers as a group (13 persons).......        3,338,878                  22.1%

---------------
   * Less than one percent.

 (1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of the Company's Common Stock subject to options or warrants currently exercisable within 60 days of March 6, 1997 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of the Company's Common Stock shown as beneficially owned by them.

 (2) Based on a Schedule 13G filed by this holder on February 14, 1997 which disclosed that various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock.

                                      III-7

 (3) Based on a Schedule 13D dated July 16, 1996, Mr. Snider has reported beneficial ownership of 750,000 shares of Common Stock, 703,575 of which are held by Deerfield Capital, L.P. ("DCLP"), and 46,425 of which are held by Deerfield Management Company ("DMC"). According to the Schedule 13D, Mr. Snider is the President, Director and sole shareholder of Snider Capital Corp., which is the general partner of DCLP, and the President, Director and sole shareholder of Snider Management Corporation, which is the general partner of DMC.

 (4) Based on a Schedule 13G filed on February 12, 1997 disclosing that these securities are owned by various individual and institutional investors including the T. Rowe Price New Horizons Fund, Inc. (which owns 700,500 shares of Common Stock representing 5.0% of the shares outstanding as of February 14, 1997), for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with the power to direct investments and/or sole power to vote securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities, however, Price Associates expressly disclaims that it is in fact, the beneficial owner of such securities.

 (5) Includes 1,578 shares of Common Stock and options to acquire 3,583 shares of Common Stock held by Dr. Smith's spouse, an employee of the Company. Dr. Smith disclaims beneficial ownership of the securities held by his spouse.

 (6) Includes 150 shares owned by a child sharing Mr. Jordan's household, of which Mr. Jordan disclaims beneficial ownership. Does not include 750 shares owned by another child of Mr. Jordan who does not share Mr. Jordan's household, as to which shares Mr. Jordan disclaims beneficial ownership.

 (7) Includes 9,375 shares of Common Stock and options to acquire 719 shares of Common Stock held by Dr. Henry's wife, an employee of the Company. Dr. Henry disclaims beneficial ownership of the securities held by his spouse.

 (8) Does not include 1,450,000 shares owned by Scios. Dr. Snyder is a member of the Board of Directors of Scios and may be deemed to have shared voting and investment power over these shares. Dr. Snyder disclaims beneficial ownership of the shares owned by Scios.

 (9) Mr. Casey is an executive officer and Chairman of the Board of Directors of Scios. He may be deemed to have voting and investment power over the shares held by Scios. Mr. Casey disclaims beneficial ownership of these shares. Mr. Casey has direct ownership over an additional 9,900 shares and options to acquire 60,000 shares exercisable within 60 days of March 6, 1997.

(10) Represents shares held by WPG-Life Sciences Fund, L.P. (the "Fund") and WPG-Institutional Life Sciences Fund, L.P. (the "Institutional Fund"). Ms. Greetham serves as Portfolio Manager of both the Fund and the Institutional Fund. Ms. Greetham is a controlling person of Libracorn Financial Consultants ("Libracorn"), a limited partner of the Fund which, through its interest in the Fund, has a 1.55% interest in the shares held by the Fund. Ms. Greetham disclaims beneficial ownership of the shares held by the Fund and the Institutional Fund except to the extent of her beneficial interest through Libracorn.

                                      III-8

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Snyder Consulting Agreement

     In September 1995, the Company entered into a consulting agreement with Dr. Snyder (the "Consulting Agreement"), pursuant to which Dr. Snyder provides certain consulting services to the Company, including, but not limited to, serving as Chairman of the Company's scientific advisory board ("SAB"), recommending candidates for SAB membership, assisting the Company in preparing its business plan and in the recruitment of scientific staff, advising the Company with respect to the purchase of laboratory equipment and acquisition of new technologies and participating in such business meetings as the President of the Company may reasonably request. Dr. Snyder has agreed to make himself available to render such services for a minimum of 24 and a maximum of 38 days per year. Under certain very limited circumstances, the Company has rights to inventions that may be developed by Dr. Snyder. As consideration for these services, the Company is obligated to pay Dr. Snyder annual fees during each of the 12 month periods beginning on September 1, 1995, 1996 and 1997 of $150,000, $160,000 and $170,000, respectively, payable in equal monthly installments. Dr. Snyder is also (i) entitled to a one-time bonus of $25,000 upon identification of a lead compound in the Company's nitric oxide synthase research program and
(ii) received non-qualified stock options to purchase 90,000 shares of Common Stock at an exercise price of $5.917 per share which vest at a rate of one-third each year beginning on the first anniversary of the date of the Consulting Agreement.

     Loans to Officers and Directors

     Under the terms of its employment agreement with Dr. Smith, the Company granted an interest free bridge loan in the principal amount of $175,000 to Dr. Smith (the "Bridge Loan") shortly after he began his employment with the Company in July 1993 to assist Dr. Smith in relocating to the Baltimore area. Dr. Smith repaid the Bridge Loan in October 1994. In August 1994, the Company granted to Mr. Jordan an interest free bridge loan of $110,000 for use in connection with the purchase of a residence in Maryland. Mr. Jordan repaid this loan in full in September 1994. In October 1994, Dr. Smith was granted an interest free loan related to the sale of his former residence in the amount of $47,733. In 1996, the Company forgave the balance of this loan and paid to Dr. Smith $23,370 to cover the anticipated income taxes due related to the loan forgiveness. A note from Dr. Snyder in the amount of $39,000, related to his purchase of founders stock in August 1993, was paid in full during 1994.

     In connection with the sale of 34,129 shares and 19,565 shares of Common Stock to Messrs. Brennan and Laderman, respectively, in February 1994, full-recourse notes bearing interest of 5.32% annually in the amounts of $60,000 and $30,000, respectively, were delivered to the Company by these individuals. These notes are due in February 1999. In addition, in connection with his subscription to purchase of 32,609 shares of the Common Stock in December 1993, Mr. Jordan delivered to the Company a full-recourse note in the amount of $50,000, bearing interest at the rate of 5.32% annually. Mr. Jordan paid this note in full in March 1994.

     Exercise of Warrants

     In December 1994, Drs. Smith and Snyder and Mr. Jordan exercised certain warrants to purchase 30,000 shares, 65,217 shares and 32,609 shares, respectively of the Company's Common Stock. The unexercised portions of these warrants expired on December 31, 1994.

     Tax Indemnity Agreements

     In March 1994, the Company entered into tax indemnity agreements (the "Tax Agreements") with Drs. Snyder and Smith and Messrs. Jordan, Brennan and Laderman (the "Indemnitees") with respect to their purchases of Common Stock, warrants and/or grants of stock options in August, November and December 1993 and January and February 1994, respectively. Under the terms of these agreements, the Company has agreed to indemnify the Indemnities against any tax deficiency (including any interest, additions to tax or penalties attributable thereto) they may incur as the result of a challenge by the Internal Revenue Service, or any state or local authority, to the valuation of the Common Stock purchased by the Indemnitees or the amount of the exercise price of the options granted to the Indemnitees.

                                      III-9

     Gell Pharmaceuticals Inc.

     In February 1995, the Company and The Abell Foundation, Inc., a Maryland philanthropy, formed Gell Pharmaceuticals, Inc. ("Gell"), a new company dedicated to the development of compounds to treat cocaine and other addictions. Abell purchased an 80% interest in Gell for $2.5 million, and the Company owns the remaining 20%. On March 5, 1997, Abell exercised its rights to exchange its interest in Gell for 750,000 shares of Common Stock of the Company. Prior to the exchange, the Company conducted all of Gell's research and development under a services agreement.

     Certain Transactions with Scios Inc.

     For a description of certain transactions with Scios, see "Compensation Committee Interlocks and Insider Participation" above.

     Option Grants to Mr. Casey and Mr. Newman

     On March 27, 1996, the Corporation granted to Messrs. Casey and Newman non-qualified stock options to purchase 75,000 and 45,000 shares of Common Stock, respectively. See "Director Compensation" above for a description of the terms of these option grants.

     Employment of Certain Spouses of Executive Officers

     The spouses of Drs. Smith and Henry are employees of the Company.

                                     III-10

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     All required financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

     (a)(2) Financial Statement Schedules

     All schedules are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

     (a)(3) Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

     EXHIBIT
     NUMBER                                       DESCRIPTION
   -----------   -----------------------------------------------------------------------------
    3.01(1)      Amended and Restated Certificate of Incorporation of the Company.
    3.02(1)      Amended and Restated By-laws of the Company.
    3.03(2)      Amendments to Amended and Restated By-laws of the Company.
    4.01(1)      Specimen Stock Certificate.
    4.02(5)      Stockholder Rights Agreement dated September 26, 1995.
   10.01A(1)     1993 Employee Share Option and Restricted Share Plan ("Option Plan").
   10.01B(6)     Amendment to Option Plan, adopted by the Board of Directors Effective May 16,
                 1995.
   10.01C(7)     Amendment to Option Plan, adopted by the Board of Directors Effective May 21,
                 1996.
   10.01D        Amendment to Option Plan, adopted by the Board of Directors Effective
                 February 18, 1997.
   10.02(1)      Series A Preferred Stock Purchase Agreement, dated September 30, 1993, as amended between the Company and holders of its Series A Preferred Stock
                 ("Series A Agreement").
   10.02A(4)     Amendment, dated August 25, 1994, to Series A Agreement.
   10.02B(3)     Amendment, dated February 15, 1995, to Series A Agreement.
   10.02(1)+     License Agreement, effective March 18, 1994, between the Company and Research
                 Triangle Institute, a not-for-profit corporation existing under the laws of
                 North Carolina.
   10.02A(1)     Appendix A to Exhibit 10.04.
   10.03(1)+     License Agreement, dated March 15, 1994, between the Company and Scios Nova.
   10.04(1)      Employment Agreement between the Company and Craig R. Smith, M.D.
   10.05(1)      Employment Agreement between the Company and Andrew R. Jordan.
   10.06(1)      Employment Agreement between the Company and John P. Brennan.
   10.07(1)      Employment Agreement between the Company and Ross S. Laderman.
   10.08(3)      Employment Agreement between the Company and Earl W. Henry, M.D.
   10.09(3)      Employment Agreement between the Company and Peter D. Suzdak.
   10.10(3)      Employment Agreement between the Company and Nicholas Landekic.
   10.11(6)      Employment Agreement between the Company and Thomas C. Seoh.
   10.12(7)      Amendments to executive officer employment letter agreements
   10.13(1)      Stock Purchase Agreement, dated August 20, 1993, between the Company and
                 Solomon H. Snyder, M.D.
   10.14(1)      Stock Purchase Agreement, dated August 20, 1993, between the Company and
                 Craig R. Smith, M.D.
   10.15(1)      Stock Purchase Agreement, dated November 15, 1993, between the Company and
                 Andrew R. Jordan.

     EXHIBIT
     NUMBER                                       DESCRIPTION
   -----------   -----------------------------------------------------------------------------
   10.16(1)      Restricted Share Agreement, dated February 14, 1994, between the Company and
                 John P. Brennan.
   10.17(1)      Restricted Share Agreement, dated February 21, 1994, between the Company and
                 Ross S. Laderman.
   10.18A(1)     Consulting Agreement, dated August 1, 1993, as amended on February 28, 1994, between the Company and Solomon H. Snyder, M.D (the "Snyder Consulting
                 Agreement").
   10.18B(8)     September 1, 1995 amendment to Snyder Consulting Agreement.
   10.19A(1)+    License Agreement, dated December 20, 1993, between the Company and The Johns
                 Hopkins University ("JHU Agreement").
   10.19B(1)     Appendix B to JHU Agreement.
   10.20(1)      Form of Director and Officer Indemnification Agreement.
   10.21(1)      Form of Tax Indemnity Agreement.
   10.22A(1)     Guilford Pharmaceuticals Inc. Directors' Stock Option Plan.
   10.22B(7)     Amendment, Effective May 21, 1996, to Directors' Stock Option Plan
   10.23(1)      License Agreement, effective April 6, 1994, between the Company and Yale
                 University.
   10.24(4)      Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the
                 Company.
   10.25(6)      Subscription and Stockholders Agreement, dated February 17, 1995, among Gell
                 Pharmaceuticals Inc., the Company and the Abell Foundation, Inc.
   10.26(3)      Exchange and Registration Rights Agreement, dated February 17, 1995, among the Company and the Abell Foundation, Inc., and the several holders named in
                 Appendix I.
   10.27(3)      Master Services Agreement, dated February 17, 1995, between the Company and
                 Gell Pharmaceuticals Inc.
   10.28(3)      Standard Form of Agreement (AIA Document A111), dated September 28, 1994, between the Company and Riparius Construction, Inc.
   10.29(3)      Loan and Financing Agreement between the Maryland Economic Development
                 Corporation ("MEDCO"), the Company and Signet Bank/Maryland ("Signet").
   10.30(3)      Leasehold Deed of Trust by and between the Company and Janice E. Godwin and
                 Ross Chaffin (as trustees) for the benefit of MEDCO and Signet.
   10.31A(3)     Insurance Agreement between the Maryland Industrial Development Financing
                 Authority and Signet.
   10.31B        Letter, dated April 2, 1996, amending Insurance Agreement.
   10.32(8)+     License Agreement, dated December 9, 1995, by and between the Company and
                 Daiichi Radioisotope Laboratories, Ltd.
   10.33(9)+     License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos.
   10.33(10)+    DOPASCAN Supply Agreement, dated July 10, 1996, by and among the Company and
                 Nordion International Inc. and Nordion Europe S.A.
   10.34(10)+    Bulk Pharmaceutical Sales Contract, dated September 23, 1994, between the
                 Company and Aerojet-General Corporation.
   10.35(10)     Equipment Lease, dated September 18, 1996, between the Company and General
                 Electric Capital Corporation
   10.36         Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank.
   10.37(7)      Marketing, Sales and Distribution Rights Agreement between Rhone-Poulenc
                 Rorer Pharmaceuticals Inc. ("RPR"), the Company and GPI Holdings, Inc., dated
                 June 13, 1996.

     EXHIBIT
     NUMBER                                       DESCRIPTION
   -----------   -----------------------------------------------------------------------------
   10.38(7)      Manufacturing and Supply Agreement between RPR and the Company, dated June
                 13, 1996.
   10.39(7)      Stock Purchase Agreement between the Company and Rhone-Poulenc Rorer Inc.
                 ("RPR Inc."), dated June 13, 1996.
   10.40(7)      Loan Agreement between the Company and RPR Inc., dated June 13, 1996
   11.           Statement re: Computation of Per Share Earnings
   21.           Subsidiaries of Registrant
   23.01         Consent of KPMG Peat Marwick LLP.
   24.01         Power of Attorney (contained in signature page).
   27.           Financial Data Schedule

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-76938) declared effective June 16, 1994.

 (2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 333-17833) declared effective December 13, 1996.

 (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

 (5) Incorporated by reference from the Registrant's Form 8-K filed October 10, 1995.

 (6) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-94530) declared effective August 16, 1995.

 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (8) Incorporated by reference from the Registrant's Form 10-K, filed February 23, 1996.

 (9) Incorporated by reference from the Registrant's Form 10-KA, filed March 4, 1996.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

  + Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

     (b) Report on 8-K:

     The Company filed a current report on Form 8-K on October 16, 1996 announcing the Company's 3-for-2 stock split.

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GUILFORD PHARMACEUTICALS INC.

Date: March 7, 1997              By:        /s/ CRAIG R. SMITH
                                     ---------------------------------------
                                           CRAIG R. SMITH, M.D.
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints, Craig R. Smith, M.D., Andrew R. Jordan, Thomas
C. Seoh, Jordan P. Karp and Michael J. Silver, and each of them, his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person's name, place and stead, in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                               TITLE                   DATE
---------------------------------------------  ------------------------------------------------

          /s/ CRAIG R. SMITH, M.D.              Chief Executive Officer,          March 7, 1997
---------------------------------------------    President and Director
            CRAIG R. SMITH, M.D.                  (Principal Executive
                                                        Officer)

            /s/ ANDREW R. JORDAN                Sr. Vice President, Chief         March 7, 1997
---------------------------------------------    Financial Officer, and
              ANDREW R. JORDAN                    Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                        Officer)

         /s/ SOLOMON H. SNYDER, M.D.                    Director                  March 7, 1997
---------------------------------------------
           SOLOMON H. SNYDER, M.D.

            /s/ RICHARD L. CASEY                        Director                  March 7, 1997
---------------------------------------------
              RICHARD L. CASEY

         /s/ GEORGE L. BUNTING, JR.                     Director                  March 7, 1997
---------------------------------------------
           GEORGE L. BUNTING, JR.

     /s/ W. LEIGH THOMPSON, M.D., PH.D.                 Director                  March 7, 1997
---------------------------------------------
       W. LEIGH THOMPSON, M.D., PH.D.

          /s/ ELIZABETH M. GREETHAM                     Director                  March 7, 1997
---------------------------------------------
            ELIZABETH M. GREETHAM