Form 10-K/A
period 1996-12-31
GUILFORD PHARMACEUTICALS INC
filed 1997-03-14
CIK 918066

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                  FORM 10-K/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No __


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     As of March 7, 1997, the aggregate value of the 14,803,393 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 3,003,839 shares held by all affiliates of the Registrant, was approximately $333,337,401. This figure is based on the closing sales price of $28.25 per share of the Registrant's Common Stock as reported on the Nasdaq National Market System on February 27, 1997.



     Number of shares of Common Stock outstanding as of February 28, 1997: 14,803,393


                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     None
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW


     Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions.


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


     Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and on a single manufacturing facility to produce GLIADEL. Inability to secure timely, sufficient, or Good Manufacturing Practices ("GMP") quality supply of BCNU, unforeseen plant shutdowns due to personnel or plant or equipment problems, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's GMP regulations), and the potential inability to meet future product demand, among others, could adversely affect the timing and extent of any future revenues from GLIADEL sales. For discussion of these and other risks, see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, as amended (File No. 333-23001), initially filed on March 7, 1997 (the "March 1997 Form S-3"), particularly those paragraphs specifically addressing the aforementioned risks.



     Any statements made by the Company in this annual report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward looking statements involve risks and uncertainties that could cause the actual results to differ from predicted results. Information concerning factors that could affect such results are set forth herein and in the Company's filings with the Securities and Exchange Commission, including the March 1997 Form S-3.

PRODUCT AND DEVELOPMENT PROGRAMS

     The following table summarizes the current status of the Company's product, product candidates and research programs:


PROGRAM/PRODUCT CANDIDATES    DISEASE INDICATIONS/CONDITIONS            STATUS (1)                   CORPORATE PARTNER
---------------------------   ------------------------------    ---------------------------   -------------------------------
DRUG DELIVERY BUSINESS
GLIADEL                       Recurrent glioblastoma            Market                        RPR,
  (3.85% BCNU)                multiforme                                                      Orion Farmos (Scandinavia)
                              Initial treatment of malignant    Phase III(2)                  RPR,
                              glioma                                                          Orion Farmos (Scandinavia)
GLIADEL                       Malignant glioma                  Phase I                       RPR,
  (6.5% up to 20% BCNU)                                                                       Orion Farmos (Scandinavia) (3)
Other polymer-based           Various cancers                   Research                      RPR (4)
  products
NEUROLOGICAL PRODUCTS
DOPASCAN                      Imaging agent to diagnose and     Phase II                      DRL (Asia) (5)
                              monitor Parkinson's disease
NEUROTROPHIC DRUGS
Neuroimmunophilin ligands     Nerve growth and repair           Preclinical                   --
                              (Parkinson's disease,
                              Alzheimer's disease, multiple
                              sclerosis, stroke, spinal cord
                              injury and peripheral
                              neuropathies)
NEUROPROTECTIVE DRUGS
Pre-synaptic glutamate        Stroke, severe head trauma,       Research                      --
  inhibitors                  ALS, epilepsy and Parkinson's
                              disease
NOS inhibitor                 Stroke, severe head trauma        Research                      --
PARS inhibitor                Stroke, severe head trauma        Research                      --
ADDICTION THERAPEUTICS
Dopamine transporter ligand   Cocaine addiction                 Research                      --


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


(2) A trial is expected to commence in mid-1997.



(3) Orion Farmos has certain rights of first refusal.



(4) RPR has certain rights of first offer.



(5) Japan, Korea and Taiwan.



     Development and commercialization of the Company's product and product candidates is subject to numerous risks and uncertainties, certain of which are set forth in this annual report and in the Section entitled "Risk Factors" in the March 1997 Form S-3.


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

  GLIADEL


     The Company's first product in its drug delivery business is GLIADEL, a novel treatment for malignant glioma, the most common and rapidly fatal form of primary brain cancer. GLIADEL is a white wafer about the size of a dime made of a proprietary biodegradable polymer which contains the cancer chemotherapeutic drug BCNU (carmustine). Up to eight GLIADEL wafers are implanted in the cavity created when a neurosurgeon removes the brain tumor. The wafers gradually degrade in the cavity and deliver BCNU directly to the tumor site in high concentrations for an extended period of time without exposing the rest of the body to the toxic side effects of BCNU. GLIADEL is used to complement standard therapy with surgery, radiation therapy and systemic chemotherapy in patients with recurrent glioblastoma multiforme. In a North American Phase III clinical trial, GLIADEL was shown to increase the six-month survival rate by more than 50% in these patients. The availability of GLIADEL gives physicians a new treatment option for this rapidly fatal disease.



     On September 23, 1996 the FDA cleared the Company's New Drug Application ("NDA") for GLIADEL for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgery is indicated. RPR began commercial sale of GLIADEL in the United States on February 25, 1997 through its existing oncology sales force. Prior to launch, GLIADEL was available to neurosurgeons in the United States through a Treatment Investigation New Drug application ("Treatment IND") cleared by the FDA. A Treatment IND protocol is a clinical trial that allows the use of a product prior to FDA marketing clearance. The Treatment IND protocol was approved in over 170 hospitals in the United States and more than 450 treatments were distributed.



     GLIADEL has been studied in trials involving over 650 patients, including two Phase III multi-center, randomized, double-blind, placebo-controlled clinical trials. The results of a trial conducted in the United States and Canada involving 222 patients undergoing surgery for recurrent malignant glioma were published in the April 22, 1995 issue of The Lancet. Patients received either GLIADEL or a placebo wafer. This trial examined GLIADEL's additive effect to survival, adjunctive to the best treatments currently available for brain cancer, i.e., surgery, radiation therapy and in some cases, systemic chemotherapy. The survival rate at six months, the primary endpoint, was 47% in the placebo group and 60% in the GLIADEL group, with an improvement in median survival of eight weeks (a 35% increase). In this trial which formed the basis for FDA marketing clearance of the NDA for GLIADEL, the survival rate for 145 patients with recurrent glioblastoma multiforme at six months was 36% in the placebo group and 56% in the GLIADEL group (a greater than 50% increase) with an improvement in median survival of eight weeks. These results were statistically significant after adjustment for prognostic factors, and no clinically important adverse effects attributable to the drug were reported in either trial.



     In June 1996, the Company entered into a strategic agreement with RPR granting RPR the worldwide (excluding Scandinavia) rights to market, sell and distribute GLIADEL. During 1996, RPR paid Guilford $27.5 million in milestone payments, $7.5 million in an equity investment in Company Common Stock and extended to the Company a $7.5 million line of credit, which the Company intends to use to expand its annual manufacturing capacity from 8,000 to 30,000 treatments (each consisting of eight GLIADEL wafers). Under the agreements with RPR, Guilford receives a combined transfer price and royalty of 35% to 40% of the net sales of GLIADEL. GLIADEL could earn additional payments totaling up to $40.0 million (including $7.5 million in the form of an equity investment), subject to achievement of certain milestone events, including expanded labeling in the United States to include use of GLIADEL at the time of initial surgery and international marketing approvals. The Company will be required to pay a royalty to MIT on sales of GLIADEL pursuant to the license agreement under which the Company acquired the underlying technology for this product.


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


     In October 1995, the Company entered into an agreement with Orion Farmos, a major Scandinavian health care company, for the sales, marketing and distribution of GLIADEL in Scandinavia. The agreement provides for payments to Guilford based on GLIADEL sales made by Orion Farmos in Scandinavia. Orion Farmos has commenced sales of GLIADEL in Scandinavia on a named hospital basis.


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

NEUROLOGICAL PRODUCTS PROGRAM


     DOPASCAN. The Company's lead neurological product candidate is DOPASCAN, a radiolabeled tropane derivative that is being developed for the diagnosis and monitoring of Parkinson's disease. DOPASCAN is administered intravenously in very small quantities and allows physicians to obtain images of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain that degenerates in Parkinson's disease. Parkinson's disease is a common neurodegenerative disorder affecting more than 600,000 patients in the United States. In its early stages, Parkinson's disease can be very difficult to clinically distinguish from other diseases with similar symptoms but which do not respond well or at all to specific therapy for Parkinson's disease. In order to properly treat these patients, it is important to establish an accurate early diagnosis. Unfortunately there are no diagnostic tests currently available that can detect the neuronal degeneration in Parkinson's disease and the typical delay between the onset of symptoms and clinical diagnosis is more than two years. The only way to establish the diagnosis at present is through repeated physician visits and the use of therapeutic trials of drugs such as L-Dopa, which carry with them the risk of unnecessary, sometimes severe, side effects.



     DOPASCAN is administered by a single intravenous injection. The next day, the patient returns to the hospital and lies under a SPECT camera for about 30 minutes to have images taken. The images obtained with the SPECT camera identify loss of dopamine neurons in the brain. To date, over 1,000 patients have been imaged in the United States and Europe using DOPASCAN. In initial United States Phase II trials DOPASCAN accurately differentiated patients clinically diagnosed with Parkinson's disease from those without the disease. The Company has completed enrollment in a multi-center Phase II clinical trial of DOPASCAN in the United States and expects the study report to be available in the second quarter of 1997. The Company intends to commence Phase III clinical trials in North America prior to the end of 1997. In addition, the Company expects to undertake further clinical trials in Europe to support European regulatory filings.


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


     In 1990, scientists at Johns Hopkins led by Dr. Solomon H. Snyder discovered that a binding protein for commonly used immunosuppressive agents such as tacrolimus (FK-506), was concentrated 10 to 50 fold higher in the brain than in the immune system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth, and Guilford has exclusively licensed from Johns Hopkins a United States patent application claiming these discoveries. Guilford and Johns Hopkins scientists further discovered that the mechanism of nerve growth promotion is independent of the mechanism responsible for immunosuppression, and is mediated by binding to the major neuroimmunophilin in the brain. This binding was discovered to initiate a previously unknown neurotrophic cascade.


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


     GPI-1046 is currently undergoing the necessary preclinical toxicology, pharmacokinetic and additional testing, including primate studies, to support clinical trials. In addition, Company scientists have designed and synthesized additional compounds from several distinct chemical series with improved potency and efficacy compared to GPI-1046, and several of these compounds are in preclinical development. One such example, GPI-1216, potently promotes neurite outgrowth in chick sensory neurons in cell culture in sub-picomolar concentrations, and is 50% more efficacious than GPI-1046 in an in vivo model of Parkinson's disease. Additional lead compounds from other patent series, such as GPI-1152 and GPI-1234, are also more than 50% more efficacious than GP-1046 in vivo. The Company intends to commence preliminary clinical trials with one of its lead compounds in late 1997 or early 1998.

     The Company's neuroimmunophilin ligands have produced nerve regeneration following multiple routes of administration, including oral administration. Further, neuroimmunophilin ligands are able to cross the blood-brain barrier, while many naturally-occurring nerve growth factors, proteins and peptides are not orally bioavailable and do not cross the blood-brain barrier. Guilford intends to investigate the utility of its compounds in a range of neurological disorders (Parkinson's disease and Alzheimer's disease), multiple sclerosis, spinal cord injury and various peripheral neuropathies.



     The Company is currently in discussions with several multinational pharmaceutical companies regarding a collaboration for this program, however there can be no assurance that the Company will enter into any such collaboration.


  Neuroprotective Drugs


     Guilford is developing novel compounds to protect brain cells against damage from ischemia (the lack of oxygen delivery from reduced blood flow) and other insults and disorders which cause damage due to massive release of excitatory amino acid neurotransmitters such as glutamate. The Company's approach is to identify and clinically test compounds that have the ability to intervene at three distinct steps in a biochemical pathway leading to neuronal damage: (i) pre-synaptic inhibition of glutamate; (ii) inhibition of NOS; and
(iii) inhibition of PARS.



     In normal brain function, the pre-synaptic release of the neurotransmitter glutamate, resulting in stimulation of post-synaptic glutamate receptors (including n-methyl-D-aspartate (NMDA)), plays a critical role in many central neuronal functions. However, in conditions such as ischemia, epilepsy and Huntington's disease, there is a massive increase in pre-synaptic glutamate release, which results in excessive activation of post-synaptic glutamate receptors. This, in turn, causes excess production of the neurotransmitter nitric oxide, mediated by the enzyme NOS, which results in damage to cellular DNA. The nerve cell then attempts to repair such damage, mediated by the enzyme PARS, which leads to depletion of cell energy and cell death.


  Pre-Synaptic Glutamate Inhibitors


     To date, a number of biopharmaceutical companies have attempted to find compounds which might block the effects of excess glutamate on post-synaptic glutamate receptors. However, a number of post-synaptic glutamate antagonists have been associated with toxicities.



     Guilford scientists have succeeded in inhibiting the pre-synaptic release of glutamate, that is, preventing excessive levels of glutamate from being produced and released in the first place. The Company has identified compounds which exhibit nanomolar potency in vitro. The Company has filed both composition of matter patent applications, relating to several series of novel compounds, and method of use patent applications, relating to this novel mechanism to inhibit excess glutamate during conditions of neurodegeneration. GPI-5000, the Company's prototype pre-synaptic glutamate inhibitor, has demonstrated significant neuroprotectant activity in several cell culture and animal models of neurodegeneration. In both in vitro and in vivo models of focal ischemia, GPI-5000 exhibited approximately 90% neuroprotection of cortical neurons. To the Company's knowledge, such a magnitude of neuroprotection is significantly greater than that reported by post-synaptic glutamate receptor antagonists, calcium channel antagonists or pH modulators tested under similar conditions. In addition, because GPI-5000, as well as Guilford's other series of proprietary compounds, do not interact with post-synaptic glutamate receptors, they may not be associated with the toxicities associated with post-synaptic glutamate antagonists. "Prototype" as used here and elsewhere in this document designates a compound which the Company uses to establish proof of principle of the relevant mechanism of action, but which it does not intend to develop into a product because of pharmacokinetic characteristics of the compound, the Company's proprietary position with respect to such compound or for other reasons. The Company is currently seeking to develop proprietary lead compounds in this program through medicinal chemistry around GPI-5000 and other compounds.


     The Company is currently testing compounds in animal models of stroke and other disorders believed to be associated with glutamate toxicity, such as ALS, epilepsy, severe head trauma, and Parkinson's disease. Certain of these compounds have shown significant neuroprotective activity in preclinical models.

  NOS Inhibitors


     The Company is developing drugs to inhibit the formation of nitric oxide, a neurotransmitter that mediates certain important actions of glutamate. When excess glutamate is released (e.g., due to stroke or severe head trauma), a variety of biochemical effects occur, including activation of NOS, an enzyme that synthesizes nitric oxide from the amino acid arginine. In animal models of vascular stroke, treatment with nitroarginine, a NOS inhibitor, blocked 70% of neuronal damage. Further, there are three distinct known forms of NOS: neuronal NOS (nNOS), inducible NOS (iNOS) and endothelial NOS (eNOS). In animal models of stroke, there is a 50% reduction of neuronal damage in a "knock-out" mouse lacking nNOS. In contrast, inhibition of eNOS will reduce blood flow to the brain during stroke, thus aggravating nerve cell damage. Consequently, there is considerable interest in identifying compounds which selectively inhibit nNOS. The Company is currently investigating novel mechanisms to selectively inhibit nNOS activity. The Company has an exclusive license to an issued United States patent which relates to the use of NOS inhibitors to prevent or treat disease conditions caused by glutamate neurotoxicity.


  PARS Inhibitors


     The Company is developing compounds which inhibit PARS, an intracellular enzyme that is involved in the repair of damaged DNA. Nitric oxide has been shown to damage DNA in nerve cells and to trigger the activation of PARS, which in turn leads to depletion of energy in the cell, resulting in cell death. Guilford and Johns Hopkins scientists have shown that inhibitors of PARS can prevent neurotoxicity in cultures of cerebral cortical neurons, suggesting that they may be effective in treating stroke and neurodegenerative diseases. Using a prototype small molecule PARS inhibitor, GPI-6000, Guilford scientists have demonstrated that administration of that compound significantly decreases nerve cell loss in a rat model of focal ischemia. The Company is using GPI-6000 to establish proof of principle of the relevant mechanism of action but does not intend to further develop this compound into a product. The Company is currently seeking to develop proprietary lead small molecule PARS inhibitors for the treatment of neurological disorders through medicinal chemistry around GPI-6000 and other compounds. The Company has an exclusive license to an issued United States patent which relates to the use of PARS inhibitors to treat disease conditions caused by NMDA neurotoxicity.


  Addiction Therapeutics


     In February 1995, Guilford formed Gell, a corporate joint venture with Abell focusing on the development of therapeutics for cocaine addiction and other addictive behaviors. On March 5, 1997, Abell exercised its right to put its interest in Gell to Guilford for 750,000 shares of Guilford Common Stock. Thereafter, Gell became a wholly-owned subsidiary of Guilford. See
"-- Technology Licensing Agreements." Gell seeks to identify and develop selective cocaine antagonists and mixed agonist/antagonists which will have clinical utility in the treatment of cocaine addiction and overdose and other addictive behaviors. It is estimated that 2.1 million people (nearly 1% of the United States population) use cocaine on a weekly basis and that several hundred thousand use it daily. At present, cocaine treatment options are generally limited to counseling, psychotherapy and participation in self-help groups.


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


     Guilford scientists have identified and synthesized novel compounds with specificity for the cocaine recognition site in the brain and the Company has filed patent applications covering several classes of compounds. A prototype compound, GPI-2138, is 17 times more potent in binding to the cocaine binding site than in inhibiting dopamine uptake, compared to cocaine. In animal experiments, GPI-2138 blocked certain behavioral effects produced by cocaine, including hyperlocomotion and cocaine self-administration. Company scientists have synthesized other compounds which exhibit a binding-to-uptake ratio in vitro of as high as 38 times greater than cocaine. The Company has also entered into a cooperative research and development agreement with the National Institute of Drug Abuse to identify and develop cocaine antagonists. In addition to cocaine addiction, other forms of addiction, including alcohol and heroin addiction, may result from facilitation of dopaminergic neurotransmission in certain areas of the brain. As a result, Guilford scientists are currently investigating whether GPI-2138 and related compounds may block the addictive properties of alcohol and heroin in laboratory animals. The Company is using GPI-2138 to establish proof of principle of the relevant mechanism of action but does not intend to further develop this compound into a product. The Company is currently seeking to develop proprietary lead compounds in this program through medicinal chemistry around GPI-2138 and other compounds.


MANUFACTURING AND RAW MATERIALS


     The Company manufactures GLIADEL using a proprietary process at its 12,500 square foot manufacturing facility in Baltimore, Maryland. Approximately 5,500 square feet of packaging, quality control, laboratory, and warehouse space were added in 1996 to support the commercial launch of GLIADEL. The facility has been in operation since April 1995 and was inspected by the FDA in October 1995. The Company's current facilities are designed to enable the Company to produce up to 8,000 GLIADEL treatments annually. During 1997 and 1998, the Company expects to make additional capital expenditures of approximately $3.7 million to expand the Company's GLIADEL manufacturing plant capacity from 8,000 to 30,000 treatments annually. The Company expects to draw on the capital available under its $7.5 million loan agreement with RPR to fund the expansion.



     The Company believes that the various materials used in GLIADEL are readily available and will continue to be available at reasonable prices. Nevertheless, the active chemotherapeutic ingredient in GLIADEL, the generic drug BCNU, is currently being supplied by a single vendor. While the Company believes that it has an adequate supply of BCNU to meet current demand and has entered into an agreement for process development of BCNU with a potential second source of BCNU, any interruption in the ability of the current supplier to deliver this ingredient could prevent the Company from delivering the product on a timely basis. The Company depends upon the availability of certain single-source raw materials in its formulations, but is seeking alternate suppliers for most of these raw materials as well. There can be no assurance that such sources can be secured successfully on terms acceptable to the Company, or at all. Failure of any supplier to provide sufficient quantities of raw material in accordance with GMP could cause delays in clinical trials and commercialization of products.



     In October 1995 and July 1996, the Company entered into development and contract manufacturing agreements with Nordion International Inc., a leading supplier of radiolabeled products based in Canada, and its European subsidiary, Nordion Europe S.A. (collectively, "Nordion"). Pursuant to these agreements, the Company synthesizes the precursor of DOPASCAN and supplies it to Nordion, which then radiolabels DOPASCAN with Iodine-123 for distribution to hospitals involved in the clinical trials in North America and Europe, respectively. During the term of these agreements, Nordion has agreed not to perform development, manufacture or supply services for any competing Iodine-123 radiolabeled imaging diagnostic for Parkinson's disease based on dopamine transporter binding. Nordion's obligations under the October 1995 agreement terminated as of November 30, 1996 and the obligations under the July 1996 agreement will terminate on July 31, 1997, or earlier in certain specified circumstances. The Company is currently negotiating a new agreement respecting the manufacture and supply of DOPASCAN to support the Company's planned Phase III clinical trials. However, there can be no assurance that any such agreement will be reached on terms acceptable to the Company.


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

FULL CLINICAL TESTING REQUIREMENTS


     The steps required before a newly marketed drug may be commercially distributed in the United States include: (i) conducting appropriate preclinical laboratory and animal tests; (ii) submitting to the FDA an application for an IND, which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a NDA for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with GMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with GMP requirements, list their products, and are subject to periodic inspection by FDA or by local authorities under agreement with FDA.



     With respect to a drug product with an active ingredient not previously approved by the FDA, the manufacturer must usually submit a full NDA, including complete reports of preclinical, clinical and laboratory studies, to prove that the product is safe and effective. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the method of drug delivery is changed. In addition, the manufacturer of an approved drug may be required to submit for the FDA's review and approval a supplemental NDA, including reports of appropriate clinical testing, prior to marketing the drug with additional indications or making other significant changes to the product or its manufacture. A manufacturer intending to conduct clinical trials ordinarily will be required first to submit an IND to the FDA containing information relating to previously conducted preclinical studies.


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


     The role, validity and value of patents, licenses and proprietary technology in the business of the Company are subject to various uncertainties and contingencies. The Company's success will depend in part on its ability to obtain, maintain and enforce patent protection for its products and processes or license rights to patents, maintain trade secret protection and operate without infringing upon the proprietary rights of others. The degree of patent protection afforded to pharmaceutical and biotechnological inventions is uncertain, and a number of Guilford's product candidates are subject to this uncertainty. The Company is aware of a company which has asserted in a public filing that it has patent applications claiming the use of certain of its immunosuppressive compounds and multidrug resistance compounds for nerve growth applications, as well as a patent and patent applications relating to compounds which it claims are useful in nerve growth applications. While the Company does not believe that its neurotrophic compounds infringe on such company's patent, no assurance can be given as to the ability of the Company's patents and patent applications to adequately protect the Company's neurotrophic product candidates, including GPI-1046, or that the Company's neurotrophic product candidates will not infringe or be dominated by this company's patent or patent applications, if issued. There can be no assurance that any patent applications filed by, or assigned or licensed to, the Company will be granted, that the Company will develop additional products or processes that are patentable, or that any patents issued to, or licensed by, the Company will provide the Company with any competitive advantages or adequate protection for its products. In addition, there can be no assurance that any existing or future patents or intellectual property issued to, or licensed by, the Company will not subsequently be challenged, invalidated or circumvented by others.


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

TECHNOLOGY LICENSING AGREEMENTS


     In March 1994, the Company entered into an agreement with Scios Inc. ("Scios") (the "GLIADEL Agreement") pursuant to which the Company licensed from Scios exclusive worldwide rights to 35 United States patents and patent applications as well as 100 corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL is covered by a United States patent which expires in 2010 and certain related international patents and patent applications. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL Agreement to MIT. Under the terms of the GLIADEL Agreement, Guilford is obligated to pay a royalty on all net sales of products incorporating such technology as well as a percentage of all royalties received by Guilford from sublicensees and certain advance and minimum annual royalty payments. In 1996, Guilford paid $1.1 million in royalty payments to MIT related to payments made to the Company from RPR and Orion Farmos related to GLIADEL. Guilford has exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL. In addition, Guilford is obligated to spend a minimum dollar amount in developing products resulting from the technology through 1997 and to meet certain development milestones. Although the Company believes that it can comply with such obligations, failure of the Company to perform these obligations could result in the Company losing its right to the new polymer-based product.



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


     Gell, through which the Company conducts its cocaine addiction therapeutics program, was initially formed in February 1995 as a joint venture owned 80% by Abell and 20% by Guilford. The $2.5 million in capital invested by Abell in Gell has funded the cocaine addiction therapeutics program since inception. On March 5, 1997, Abell exercised its right to put its interest in Gell to Guilford for 750,000 shares of Guilford Common Stock. Thereafter Gell became a wholly-owned subsidiary of the Company.


  United States Government Rights


     Aspects of the technology licensed under the Company's license agreements may be subject to certain Government Rights. These rights include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the United States government has the right to grant licenses which may be exclusive under any of such inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The government also has the right to take title to a subject invention if there is failure to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the Government Rights include the right to use and disclose without limitation technical data relating to licensed technology that was developed in whole or in part at government expense. Provisions recognizing these Government Rights are contained in the Company's principal technology license agreements.


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

     In June 1996, the Company entered into a marketing, sales and distribution rights agreement and other related agreements with RPR granting RPR worldwide (excluding Scandinavia) marketing, sales, promotion and distribution rights for GLIADEL. Upon execution of these agreements, the Company received $7.5 million for 281,531 shares of Common Stock. Furthermore, in addition to an aggregate of $27.5 million in rights payments made by RPR upon execution of the agreements in June 1996 and FDA clearance of the

GLIADEL NDA in September 1996, the agreements with RPR provide for up to an additional $40 million in payments in the event that certain regulatory and other milestones are achieved, although there can be no assurance that any or all of such milestones will be attained and certain of these payments are contingent on international regulatory filings and clearances, the timing and extent of which are largely within the control of RPR. Moreover, RPR may, under certain circumstances, fund up to approximately $17 million for the development of higher dose forms of GLIADEL being developed by the Company and for certain additional clinical studies related to GLIADEL. Finally, under these agreements, the Company has the right under certain circumstances to borrow up to an aggregate of $7.5 million to expand the Company's GLIADEL manufacturing and related facilities. In addition to the payments outlined above, the Company will act as the exclusive manufacturer of GLIADEL and will receive transfer price payments and royalties based on any "net sales" (as defined in the agreements with RPR) of GLIADEL. RPR's exclusive rights terminate in a particular country upon the later of the expiration of the last to expire of certain patents applicable in that country or the last commercial sale of GLIADEL in that country. Under the Company's agreements with RPR, RPR has an exclusive six-month period following development of new polymer technology by the Company to make an offer to license such technology for oncology applications.


     In October 1995, the Company entered into an agreement appointing Orion Farmos distributor for GLIADEL in Scandinavia, and in December 1995 the Company entered into an agreement with DRL for the marketing, sale and distribution of DOPASCAN in Japan, Korea and Taiwan.

COMPETITION


     The Company is involved in evolving technological fields in which developments are expected to continue at a rapid pace. Guilford's success depends upon its ability to effectively compete in the research, development and commercialization of products and technologies in its areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities, experience and manufacturing, marketing, financial and managerial resources and represent significant competition for the Company. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those under development by the Company.


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


     Any product candidate that the Company develops and for which it gains regulatory approval, including GLIADEL, must then compete for market acceptance and market share. For certain of the Company's product candidates, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include capabilities of the Company's collaborators, product efficacy and safety, timing and scope of regulatory approval, product availability, marketing and sales capabilities, reimbursement coverage, the amount of clinical benefit of the Company's product candidates relative to their cost, method of administration, price and patent protection. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company. The achievement of any of these goals by the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations.


PRODUCT LIABILITY AND INSURANCE


     Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. While the Company currently maintains $10,000,000 of product liability insurance covering clinical trials and produced sales, there can be no assurance that such or any future insurance coverage obtained by the Company will be adequate or that claims will be covered by the Company's insurance. The Company's insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to the Company in the future on acceptable terms, or at all.


EMPLOYEES


     At December 31, 1996, the Company employed 138 individuals. By February 28, 1997 that number was 156. Of these 156 employees, 130 were employed in the areas of research and product development and in manufacturing and quality control of GLIADEL. The remaining 26 employees performed general and administrative functions, including executive, finance and administration, legal and business development. To date, the Company has experienced no work stoppages related to labor issues and believes its relations with its employees are good.


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

SCIENTIFIC ADVISORY BOARD

     Guilford's Scientific Advisory Board consists of individuals with recognized expertise in fields related to Guilford's research and development programs. The Scientific Advisory Board meets with the Company at least twice a year to discuss research priorities and new developments in neuroscience and consults with and meets informally with the Company on an as-needed basis.


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


     IRA SHOULSON, M.D. obtained his M.D. from the University of Rochester in 1971 where he completed internal medicine and neurology residencies. He is presently Louis C. Lasagna Professor of Experimental Therapeutics and Professor of Neurology, Pharmacology and Medicine at the University of Rochester. He is the recipient of numerous honors including the Modern Medicine Award for Distinguished Achievement. Dr. Shoulson is a national leader in the design and execution of major clinical trials evaluating drug actions in Parkinson's disease, Huntington's disease and other movement disorders. Dr. Shoulson has served two terms as a member of the Peripheral and Central Nervous System Advisory Committee of the FDA.


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

                                                                                 HIGH      LOW
                                                                                ------    -----
1995
Fourth Quarter...............................................................   $10.67    $7.33
Third Quarter................................................................     9.17     4.08
Second Quarter...............................................................     4.08     3.17
First Quarter................................................................     4.17     2.83
1996
Fourth Quarter...............................................................    22.25    16.00
Third Quarter................................................................    19.67    11.33
Second Quarter...............................................................    23.33    13.33
First Quarter................................................................    16.17    10.17
1997
First Quarter (through March 6, 1997)........................................    29.00    21.25

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


     The following selected consolidated financial data with respect to the Company for the period from inception on July 14, 1993 through December 31, 1993 and for each of the years in the three year period ended December 31, 1996 have been derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP, the Company's independent auditors. The Company's consolidated financial statements as of December 31, 1995 and 1996, and for each of the years in the three year period ended December 31, 1996, including the Notes thereto, are included elsewhere in this annual report. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                  JULY 14, 1993
                               (DATE OF INCEPTION)                      YEARS ENDED DECEMBER 31,
                                 TO DECEMBER 31,     ---------------------------------------------------------------
                                      1993                  1994                  1995                  1996
                               -------------------   -------------------   -------------------   -------------------
STATEMENT OF OPERATIONS DATA:
Total revenues...............        $    --               $    --              $     586              $28,020
Expenses:
     Research and
       development...........          1,061                 2,869                  9,688               18,761
     General and
       administrative........            367                 2,369                  4,367                6,736
  Compensation -- warrants...             --                   991                     --                   --
                                     -------               -------              ---------              -------
          Total operating
            expenses.........          1,428                 6,229                 14,055               25,497
                                     -------               -------              ---------              -------
     Income (loss) from
       operations............         (1,428)               (6,229)               (13,469                2,523
     Other income (expenses),
       net...................             15                   332                    832                2,550
                                     -------               -------              ---------              -------
Net income (loss)............        $(1,413)              $(5,897)             $ (12,637)             $ 5,073
                                     =======               =======              =========              =======
Primary earnings (loss) per
  common share (1)...........        $ (0.50)              $ (1.36)             $   (1.70)             $  0.35
                                     =======               =======              =========              =======
Weighted average common and
  common equivalent shares
  used to compute primary
  earnings (loss) per share
  (1)........................          2,834                 4,332                  7,436               14,634
Fully diluted earnings (loss)
  per share (1)..............        $ (0.50)              $ (1.36)             $   (1.70)             $  0.34
                                     =======               =======              =========              =======
Weighted average common and
  common equivalent shares
  used to compute fully
  diluted earnings (loss) per
  share (1)..................          2,834                 4,332                  7,436               15,140

                                                                   DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                      1993                  1994                  1995                  1996
                               -------------------   -------------------   -------------------   -------------------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments (2)............        $ 2,562               $11,834              $  19,454              $77,439
Total assets (2).............          3,258                14,562                 26,048               93,659
Long-term debt...............             --                 1,431                  4,696               10,905
Total stockholders' equity...          2,887                11,421                 17,773               75,877


---------------
(1) For information concerning the calculation of earnings (loss) per share, see
    Note 2 of Notes to Consolidated Financial Statements.

(2) Includes restricted investments of $10.1 million at December 31, 1996. See
    Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion is qualified in its entirety by the more detailed information and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report. The following discussion contains forward-looking statements, including but not limited to, those concerning the commencement and completion of clinical trials, the Company's strategic plans, anticipated expenditures and the need for additional funds, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this annual report and in the section entitled "Risk Factors" in the March 1997 Form S-3.


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

     Research and development expenses increased to $18.8 million in 1996 as compared to $9.7 million in 1995 and $2.9 million in 1994. The increase in these costs from 1995 to 1996 of $9.1 million was primarily attributable to expenses related to increased personnel costs and contracted research, consulting and laboratory supplies. During 1996, the Company accelerated its neuroimmunophilin, neurotrophic and addictive therapeutics research and development programs, initiated and completed enrollment of a multi-center Phase II clinical trial in the United States for DOPASCAN, finalized preparation of its new drug application for GLIADEL (submitted in February 1996) and prepared for the commercial launch of GLIADEL. In 1996, research and development expenses also included a non-cash charge of $1.2 million as compensation expense relating to certain consulting agreements intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may to be more effective than current therapies. The Company expects it will be required to record varying amounts quarterly of up to an additional $2.2 million in the aggregate of non-cash compensation charges in research and development expenses through 2001 relating to such agreements. The increase in research and development costs from 1994 to 1995 of $6.8 million was primarily attributable to the filing of a Treatment IND for GLIADEL, preparation for the filing of an NDA for GLIADEL, undertaking and completing certain Phase II clinical trials for DOPASCAN and research costs primarily related to the Company's neurotrophic, neuroprotective and cocaine addiction therapeutics programs as well as continued scale-up of the Company's research and development programs. The Company anticipates that its research and development expenses will continue to increase significantly in future periods.



     General and administrative expenses increased to $6.7 million in 1996 as compared to $4.4 million in 1995 and $2.4 million in 1994. The increases in general and administrative expenses of $2.3 million from 1995 to 1996 and of $2.0 million from 1994 to 1995 were attributable to higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of employees has increased. Increases in costs related to patenting and other activities related to establishment and preservation of the Company's intellectual property and costs related to operations as a public company also contributed to increased general and administrative expenditures over the periods covered. The Company anticipates that its general and administrative expenses will continue to increase in future periods.


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


     The Company had available approximately $1.8 million at December 31, 1996 under its existing loan agreements with Signet Bank to finance the remaining in process tenant improvements related to the construction of research and development laboratories and related areas. To finance capital equipment, the Company in September 1996 finalized a $5.0 million operating lease arrangement with General Electric Capital Corporation for the financing of certain equipment. Such financing, along with other sources, is expected to provide for the Company's equipment needs at least through the second quarter of 1997. At December 31, 1996, $3.0 million was available under this arrangement to lease additional equipment.


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

                                                KPMG Peat Marwick LLP

Baltimore, Maryland
February 28, 1997

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1996
                                                                        --------      --------
Current assets:
  Cash and cash equivalents..........................................   $  4,260      $ 16,560
  Short-term investments.............................................     11,552        20,097
  Short-term investments -- restricted...............................        250         1,608
  Collaborative research receivable..................................        556           376
  Inventory..........................................................         --         1,533
  Other current assets...............................................        291           435
                                                                        ---------     ---------
          Total current assets.......................................     16,909        40,609
Investments..........................................................         --        30,653
Investments -- restricted............................................      3,392         8,521
Property and equipment, net..........................................      5,456        13,455
Other assets.........................................................        291           421
                                                                        ---------     ---------
          Total assets...............................................   $ 26,048      $ 93,659
                                                                        =========     =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $  1,640      $  2,038
  Bond payable -- current portion....................................        293           941
  Term loan payable -- current portion...............................         --           540
  Accrued expenses and other current liabilities.....................      1,646         3,358
                                                                        ---------     ---------
          Total current liabilities..................................      3,579         6,877
Long-term liabilities:
  Bond payable, less current portion.................................      4,696         6,588
  Term loan payable, less current portion............................         --         4,317
                                                                        ---------     ---------
          Total liabilities..........................................      8,275        17,782
Stockholders' equity:
  Preferred stock, par value $.01 per share. Authorized 4,700,000
     shares, none issued.............................................         --            --
  Series A junior participating preferred stock, par value $.01 per
     share. Authorized 300,000 shares, none issued...................         --            --
  Common stock, par value $.01 per share. Authorized 20,000,000 shares; 10,189,598 (6,793,065 pre-split) and 13,979,490 issued
     and outstanding at December 31, 1995 and 1996...................         68           140
  Additional paid-in capital.........................................     38,121        90,880
  Notes receivable on common stock...................................       (139)         (129)
  Accumulated deficit................................................    (19,947)      (14,874)
  Unrealized gain on available-for-sale securities...................         --            62
  Deferred compensation..............................................       (330)         (202)
                                                                        ---------     ---------
          Total stockholders' equity.................................     17,773        75,877
                                                                        ---------     ---------
          Total liabilities and stockholders' equity.................   $ 26,048      $ 93,659
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

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         PREFERRED STOCK       COMMON STOCK                   NOTES                   UNREALIZED
                                       -------------------  ------------------  ADDITIONAL  RECEIVABLE                  GAIN ON
                                         NUMBER               NUMBER             PAID-IN    ON COMMON  ACCUMULATED   AVAILABLE FOR
                                       OF SHARES   AMOUNT   OF SHARES   AMOUNT   CAPITAL      STOCK      DEFICIT    SALE SECURITIES
                                       ----------  -------  ----------  ------  ----------  ---------  -----------  ---------------
Balance, December 31, 1993............  2,423,333   $  24      582,608   $  6    $  4,378     $(108)    $  (1,413)       $  --
Issuance of common stock in initial
  public offering at $8.00* per share,
  net of offering costs...............                       1,875,000     19      12,848
Issuance of warrants..................                                                 10
Issuance of common stock..............                          39,129      1          89       (90)
Issuance of Series A Convertible
  Preferred Stock.....................     50,000       1                             249
Compensation related to issuance of
  common stock and grant of common
  stock options.......................                                                273
Amortization of deferred
  compensation........................
Conversion of Series A Preferred
  Stock............................... (2,473,333)    (25)   1,075,361     10          15
Exercise of warrants..................                          85,217      1         195
Reduction in notes receivable on
  common stock........................                                                           49
Compensation expense -- warrants......                                                991
Net loss for the year.................                                                                     (5,897)
                                       ------------ -----   -----------  ----    --------     -----     ---------        -----

Balance, December 31, 1994............     --       $  --    3,657,315   $ 37    $ 19,048     $(149)    $  (7,310)       $  --
Issuance of common stock in secondary
  public offering at $6.50* per share,
  net of offering costs...............                       3,000,000     30      17,901
Other issuances of common stock.......                          63,286      1         280
Exercise of warrants by Scios Nova....                          72,464                166
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                                                726
Amortization of deferred
  compensation........................
Reduction in notes receivable on
  common stock........................                                                           10
Net loss for the year.................                                                                    (12,637)
                                       ------------ -----   -----------  ----    --------     -----     ---------        -----

Balance, December 31, 1995............     --       $  --    6,793,065   $ 68    $ 38,121     $(139)    $ (19,947)       $  --
Issuance of common stock in secondary
  public offering at $20.00* per
  share, net of offering costs........                       2,300,000     23      42,880
Other issuances of common stock.......                         226,595      2       7,679
Three-for-two stock split.............                       4,659,830     47         (47)
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                                              1,076
Amortization of stock option
  compensation........................                                              1,171
Amortization of deferred
  compensation........................
Reduction in notes receivable on
  common stock........................                                                           10
Unrealized gain on available for sale
  securities..........................                                                                                      62
Net income for the year...............                                                                      5,073
                                       ------------ -----   -----------  ----    --------     -----     ---------        -----

Balance, December 31, 1996............     --       $  --   13,979,490   $140    $ 90,880     $(129)    $ (14,874)       $  62
                                       ============ ======  ===========  ====    ========     =====     =========        =====


                                                          TOTAL
                                          DEFERRED    STOCKHOLDERS'
                                        COMPENSATION     EQUITY
                                        ------------  -------------
Balance, December 31, 1993............     $   --       $   2,887
Issuance of common stock in initial
  public offering at $8.00* per share,
  net of offering costs...............                     12,867
Issuance of warrants..................                         10
Issuance of common stock..............                         --
Issuance of Series A Convertible
  Preferred Stock.....................                        250
Compensation related to issuance of
  common stock and grant of common
  stock options.......................       (273)             --
Amortization of deferred
  compensation........................         68              68
Conversion of Series A Preferred
  Stock...............................                         --
Exercise of warrants..................                        196
Reduction in notes receivable on
  common stock........................                         49
Compensation expense -- warrants......                        991
Net loss for the year.................                     (5,897)
                                           ------       ---------
Balance, December 31, 1994............     $ (205)      $  11,421
Issuance of common stock in secondary
  public offering at $6.50* per share,
  net of offering costs...............                     17,931
Other issuances of common stock.......       (237)             44
Exercise of warrants by Scios Nova....                        166
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                        726
Amortization of deferred
  compensation........................        112             112
Reduction in notes receivable on
  common stock........................                         10
Net loss for the year.................                    (12,637)
                                           ------       ---------
Balance, December 31, 1995............     $ (330)      $  17,773
Issuance of common stock in secondary
  public offering at $20.00* per
  share, net of offering costs........                     42,903
Other issuances of common stock.......                      7,681
Three-for-two stock split.............                         --
Equity proceeds from Gell
  Pharmaceuticals relating to the put
  option..............................                      1,076
Amortization of stock option
  compensation........................                      1,171
Amortization of deferred
  compensation........................        128             128
Reduction in notes receivable on
  common stock........................                         10
Unrealized gain on available for sale
  securities..........................                         62
Net income for the year...............                      5,073
                                           ------       ---------
Balance, December 31, 1996............     $ (202)      $  75,877
                                           ======       =========

---------------

* Per share prices are pre-stock split

          See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1994        1995        1996
                                                                 --------    --------    --------
Cash Flows From Operating Activities:
  Net income (loss)...........................................   $ (5,897)   $(12,637)   $  5,073
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization............................         44         567       1,102
     Noncash compensation expense.............................      1,059         122       1,309
     Provision for loss related to advance to underwriter.....        175          --          --
  Changes in assets and liabilities:
     Collaborative research receivable........................         --        (556)        180
     Inventory................................................         --          --      (1,533)
     Other current assets.....................................       (288)       (177)       (144)
     Other assets.............................................       (120)          4        (130)
     Accounts payable.........................................        964         428         398
     Accrued expenses and other liabilities...................        375       1,177       1,712
                                                                 ---------   ---------   ---------
  Net cash provided by (used in) operating activities.........     (3,688)    (11,072)      7,967
                                                                 ---------   ---------   ---------
Cash Flows From Investing Activities:
  Investment in purchases of property and equipment...........     (2,343)     (3,706)     (9,101)
  Maturities of held-to-maturity investments..................         --      40,071      48,368
  Purchases of held-to-maturity investments...................     (7,544)    (47,470)    (56,557)
  Purchases of available-for-sale investments.................         --          --     (36,076)
  Restricted investments......................................       (250)         --      (1,358)
                                                                 ---------   ---------   ---------
  Net cash used in investing activities.......................    (10,137)    (11,105)    (54,724)
                                                                 ---------   ---------   ---------
Cash Flows From Financing Activities:
  Net proceeds from issuances of common stock.................     13,372      18,113      50,584
  Proceeds from bond and term loan issuances..................      1,431       3,558       7,867
  Equity proceeds from Gell Pharmaceuticals Inc. relating to
     the put option...........................................         --         726       1,076
  Principal payments on bond payable..........................         --          --        (470)
  Proceeds received on subscriptions receivable...............        500          --          --
                                                                 ---------   ---------   ---------
  Net cash provided by financing activities...................     15,303      22,397      59,057
                                                                 ---------   ---------   ---------
Net increase in cash and cash equivalents.....................      1,478         220      12,300
Cash and cash equivalents at the beginning of year............      2,562       4,040       4,260
                                                                 ---------   ---------   ---------
Cash and cash equivalents at the end of year..................   $  4,040    $  4,260    $ 16,560
                                                                 =========   =========   =========
Supplemental disclosures of cash flow information:
  Net interest paid...........................................   $     --    $    165    $    470
  Unrealized gain on available-for-sale securities............         --          --          62
  Issued shares of common stock in lieu of cash bonus.........         --          28          --
  Issuances of common stock to executive officers.............        273         237          --
  Collateral transferred from unrestricted to restricted
     investments, net.........................................   $    902    $  2,490    $  5,129
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

  Investment in Gell Pharmaceuticals Inc.


     The Company has a 20% equity interest in Gell Pharmaceuticals Inc. ("Gell") and exercises significant influence over both operations and financial matters of Gell (see Notes 14 and 15). In addition, the 80% stockholder has a currently exercisable put option to exchange such equity interest for 750,000 shares of common stock of the Company. The equity contributed to Gell by the 80% stockholder approximated the fair value of the 750,000 shares of common stock of the Company at the inception of Gell as determined by an independent investment banker. Accordingly, the Company records substantially all of the contributions of Gell by such stockholder as equity relating to the put option, which is deemed by the Company and its investment banker to be an equity instrument of the Company. In addition, the Company charges to operations approximately 100% of the costs incurred from Gell's activities. The Company includes the dilutive effect of the Company's common shares that would be issued under this currently exercisable put option (using the treasury stock method) in its calculation of primary and fully diluted earnings (loss) per share.



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

  Stock-based compensation


     The Company accounts for share option issuances in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, deferred compensation is recorded to the extent that the current market price of the underlying stock exceeds the exercise price on the date of grant. Such deferred compensation is amortized over the respective vesting periods of such option grants. On January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" which allows entities to continue to apply the provisions of APB No. 25 for financial statement reporting purposes and provide pro forma net income (loss) and pro forma earnings (loss) per share footnote disclosures for employee stock option grants made in 1995 and 1996 as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the financial statement reporting provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair-value based method defined in SFAS No. 123 (see Note 9).


  Stock split

     On October 15, 1996, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock. Earnings (loss) per share data has been adjusted to reflect the stock split for all periods presented.


  Earnings (loss) per share



     The computation of earnings (loss) per share for 1996 and 1995 was based on the weighted average common shares outstanding during the year, and includes, when their effect is dilutive, common stock equivalents consisting of warrants, stock options and put rights.


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

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS

     Investments available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 1995 and 1996, are as follows:


                                                                  GROSS         GROSS
                                                                UNREALIZED    UNREALIZED
                                                                 HOLDING       HOLDING       FAIR
                         1995                         COSTS       GAINS         LOSSES       VALUE
    ----------------------------------------------   -------    ----------    ----------    -------
                                                                     (IN THOUSANDS)
    Held-to-maturity:
      U.S. Treasury Securities....................   $ 9,681       $  1         $   --      $ 9,682
      Corporate Debt Securities...................     5,513         --             (2)       5,511
      Other Debt Securities.......................        --         --             --           --
                                                     -------    -------       --------      -------
                                                     $15,194       $  1         $   (2)     $15,193
                                                     =======    =======       ========      =======
    1996
    Available-for-sale:
      U.S. Treasury Securities....................   $33,459       $167         $ (106)     $33,520
      Corporate Debt Securities...................     1,190          4             (1)       1,193
      Other Debt Securities.......................     1,427         13            (15)       1,425
                                                     -------    -------       --------      -------
                                                     $36,076       $184         $ (122)     $36,138
                                                     -------    -------       --------      -------
    Held-to-maturity:
      U.S. Treasury Securities....................   $23,051       $ 83         $  (88)     $23,046
      Corporate Debt Securities...................     1,690         18             (2)       1,706
      Other Debt Securities.......................        --         --             --           --
                                                     -------    -------       --------      -------
                                                     $24,741       $101         $  (90)     $24,752
                                                     -------    -------       --------      -------
                                                     $60,817       $285         $ (212)     $60,890
                                                     =======    =======       ========      =======


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

                                                        HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                                      --------------------    --------------------
                                                       DECEMBER 31, 1996       DECEMBER 31, 1996
                                                      --------------------    --------------------
                                                      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                        COST        VALUE       COST        VALUE
                                                      ---------    -------    ---------    -------
                                                         (IN THOUSANDS)          (IN THOUSANDS)
    Due in 1 year or less (1)......................    $20,935     $20,975     $ 9,177     $ 9,291
    Due in 1-2 years...............................      3,806       3,777      14,945      14,885
    Due in 2-5 years...............................         --          --      11,954      11,962
                                                       -------     -------     -------     -------
                                                       $24,741     $24,752     $36,076     $36,138
                                                       =======     =======     =======     =======

---------------

(1) Includes $8,521 of restricted securities (see Note 6) included in "Investments -- restricted."



(4)  COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       1995         1996
                                                                      -------      -------
                                                                         (IN THOUSANDS)

    Inventory:
      Raw materials................................................   $    --      $   600
      Work in process..............................................        --          432
      Finished goods...............................................        --          501
                                                                      --------     -------
                                                                      $    --      $ 1,533
                                                                      ========     =======
    Property and Equipment:
      Laboratory equipment.........................................   $   978      $ 1,322
      Manufacturing equipment......................................       528        1,677
      Computer and office equipment................................     1,258        2,126
      Leasehold improvements.......................................     2,253        9,767
      Construction in process......................................     1,050          276
                                                                      -------      -------
                                                                      $ 6,067      $15,168
      Less accumulated depreciation and amortization...............      (611)      (1,713)
                                                                      -------      -------
                                                                      $ 5,456      $13,455
                                                                      =======      =======
    Accrued Expenses and Other Current Liabilities:
      Consulting and contracted research...........................   $   401      $   935
      Payroll and related costs....................................       681        1,238
      Other current liabilities....................................       564        1,185
                                                                      -------      -------
                                                                      $ 1,646      $ 3,358
                                                                      =======      =======

(5)  SIGNIFICANT CONTRACTS AND LICENSING AGREEMENTS

  Agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc.


     In June 1996, the Company entered into a Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. and its parent corporation (collectively "RPR") granting RPR worldwide marketing rights (excluding Scandinavia) for GLIADEL. The Company received $15 million upon the signing of these agreements ($7.5 million as an equity investment and $7.5 million as a non-refundable rights payment). On September 23, 1996, the Company obtained clearance from the FDA for GLIADEL for recurrent glioblastoma multiforme where surgical tumor removal is indicated and, accordingly, received a $20 million non-refundable

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  SIGNIFICANT CONTRACTS AND LICENSING AGREEMENTS -- (CONTINUED)

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


     Under the RPR Agreements, the Company has the right to borrow up to an aggregate of $7.5 million under certain conditions, $4.0 million is available no earlier than January 2, 1997, and the remainder no earlier than 12 nor later than 18 months following funding of the initial tranche. The loan proceeds would be used to provide additional polymer product manufacturing capacity expansion. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by of RPR on its most senior indebtedness. Both the principal and interest due under this agreement may, at the Company's election, be repaid by offsetting certain amounts due to the Company under the RPR Agreements.



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

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  FINANCING AGREEMENTS


  Bond agreements



     In December 1994, the Company entered into a bond financing arrangement with Signet Bank under which the Company could borrow up to $8,000,000 for capital improvements and for the purchase of certain equipment and furniture. The bond was issued by the Maryland Economic Development Corporation with a 30% guaranty of the outstanding borrowings by the Maryland Industrial Development Financing Authority ("MIDFA"). The bond is to be repaid monthly, together with interest at the London Interbank Overseas Rate ("LIBOR") plus 75 basis points adjusted monthly (6.7% at December 31, 1996) over 102 months commencing July 1996. The Company is required to meet certain financial covenants, the most restrictive of which requires the Company to maintain cash collateral equal to 50% of its outstanding indebtedness under the bond less $100,000. The amount of the Company's cash collateral under the bond will be reduced quarterly beginning in October 1996 by an amount equivalent to 50% of the principal repaid during the prior quarter. The Company may not declare any cash dividends on its capital stock without the prior written consent of Signet Bank and MIDFA. During 1996, the Company borrowed the remaining available principal amount under the Signet Bank bond financing of $8 million. The outstanding principal balance was $5.0 million and $7.5 million at December 31, 1995 and 1996, respectively.



  Term loan agreements



     The Company has entered into a $6.7 million term loan agreement with Signet Bank for other tenant improvements. Under the terms of the loan agreement, interest is charged monthly on the outstanding balance using LIBOR plus five-eighths percent (0.625%) per annum. Principal payments are to be repaid based on seventy-two (72) monthly installments commencing May, 1997. The Company is required to maintain cash collateral equal to the outstanding principal balance over the life of the loan. The Company had outstanding $4.9 million under this loan at December 31, 1996.


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

  Master Lease Agreement


     In September 1996, the Company entered into a $5.0 million Master Lease Agreement ("Master Agreement") with General Electric Capital Corporation ("GECC"). Each equipment lease the Company executes under the Master Agreement is for a term of 49 months and requires an irrevocable letter of credit issued from a banking institution equal to 70% of the equipment cost covered by each such lease, which percentage decreases upon the annual anniversary of each lease under the Master Agreement. The Company has leased $2.0 million in equipment under operating leases as of December 31, 1996 collateralized by U.S. Treasury notes aggregating approximately $1.4 million which are recorded under "Short-term investments -- restricted".

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  CAPITAL TRANSACTIONS


     On October 15, 1996, the Board of Directors declared a three-for-two stock split. All of the following transactions have been adjusted to reflect the stock split. In June 1996, the Company entered into a stock purchase agreement with RPR (see Note 5) whereby, RPR purchased 281,531 shares of the Company's common stock for $7.5 million. In March 1996, the Company completed a public equity offering of 3,450,000 shares of its common stock, $.01 par value providing net proceeds of approximately $42.9 million to the Company. In August 1995, the Company completed an additional public offering of 4,500,000 shares of common stock, $.01 par value per share, providing net proceeds of approximately $17.9 million to the Company. In June 1994, the Company completed its initial public offering of 2,812,500 shares of common stock providing approximately $12.9 million in net proceeds. In connection with the offering, the Company granted warrants to purchase 312,934 shares, as adjusted, of common stock to the underwriter exercisable at $7.19 per share through June 24, 1999.


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

  The Directors' Plan

     The Director's Stock Option Plan (the "Directors' Plan") was established to provide non-employee directors an opportunity to acquire or increase an equity interest in the Company. Under the Directors' Plan, 300,000 shares of common stock are reserved for issuance at an exercise price not less than fair value of the Company's common stock on the day immediately preceding the date of grant. Such options vest 50% at the end of year one and 100% at the end of year two. Under the Directors' Plan 60,000 and 37,500 options were granted during 1995 and 1996, of which 30,000 are exercisable as of December 31, 1996. In 1996, the Company granted 120,000 options outside of the Directors' Plan to two directors with an exercise price of $13.54 (market value at date of grant). Approximately 90,000 options vested in 1996 and the remaining 30,000 options vest in equal amounts in 1997 and 1998.

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

     Additional information with respect to the Company's option activity is summarized as follows:


                                                                                   WEIGHTED-
                                                                      SHARE         AVERAGE
                                                                     OPTIONS     EXERCISE PRICE
                                                                    ---------    --------------
    Balance, December 31, 1993...................................      42,392        $ 0.77
      Granted....................................................     219,452          3.01
      Exercised..................................................          --            --
      Canceled...................................................     (40,217)         5.69
                                                                    ---------       -------
    Balance, December 31, 1994...................................     221,627          2.09
      Granted....................................................     586,725          5.28
      Exercised..................................................     (19,565)         0.77
      Canceled...................................................      (6,750)         3.75
                                                                    ---------       -------
    Balance, December 31, 1995...................................     782,037          4.50
      Granted....................................................   1,777,740         15.61
      Exercised..................................................     (58,363)         3.02
      Canceled...................................................      (6,658)        10.82
                                                                    ---------       -------
    Balance, December 31, 1996...................................   2,494,756        $12.43
                                                                     ========    ==========

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  SHARE OPTION PLANS -- (CONTINUED)

     Options outstanding and exercisable by price range as of December 31, 1996 are as follows:

                           OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
-------------------------------------------------------------------------     -------------------------------
                    OUTSTANDING     WEIGHTED-AVERAGE                          EXERCISABLE
    RANGE OF           AS OF           REMAINING         WEIGHTED-AVERAGE       AS OF        WEIGHTED-AVERAGE
EXERCISE PRICES     12/31/1996      CONTRACTUAL LIFE      EXERCISE PRICE      12/31/1996      EXERCISE PRICE
----------------    -----------     ----------------     ----------------     ----------     ----------------
 $  0.0 - $10.00       721,349             8.8                $ 4.62            141,651           $ 4.58
 $10.01 - $20.00     1,712,656             9.5                $15.41            135,000           $13.58
 $20.01 - $30.00        60,751             9.3                $21.34                  0           $    0
                                            --
                     ---------                                ------            -------           ------
                     2,494,756             9.3                $12.43            276,651           $ 8.97
                     =========             ===                ======            =======           ======

     At December 31, 1996, there were 743,433 additional shares available for grant under the 1993 Plan and 202,500 shares available for grant under the Directors' Plan.


  Pro forma option information


     The per share weighted-average fair value of all stock options granted during 1995 and 1996 was $2.35 and $7.16 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996 -- expected dividend yield 0%, risk-free interest rate of 6.1%, volatility of 50% and an expected life of 4 years; 1995 -- expected dividend yield 0%, risk-free interest rate of 5.3%, volatility of 50% and an expected life of 4 years. The per share weighted-average fair value of stock options granted during 1996 to consultants was $6.12 using similar assumptions.

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

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  INCOME TAXES -- (CONTINUED)

     Current income taxes aggregating $179,000 were offset by a deferred benefit of $179,000, resulting in no provision for income taxes in 1996 (none in 1995 and 1994).


     Actual income tax expense differs from the expected income tax expense computed at the effective federal rate as follows:

                                                                 1994       1995       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)

    Computed "expected" tax expense at statutory rate........   $(2,004)   $(4,296)   $ 1,725
    State income tax, net of federal benefit.................      (265)      (567)       230
    Research collaboration revenue...........................        --         --        557
    Compensatory stock grants................................       397         --         --
    Change in valuation allowance increase (decrease)........     1,871      4,849     (2,552)
    Other....................................................         1         14         40
                                                                -------    -------    -------
                                                                $    --    $    --    $    --
                                                                =======    =======    =======



     Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which are not likely to be realized in the future, resulting in net deferred tax assets of approximately $179,000 at December 31, 1996. The change in the valuation allowance was an increase of approximately $4.8 million in 1995 and a decrease of approximately $2.6 million in 1996.



     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996 are shown below.

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

     The Company's future minimum lease payments under operating leases for years subsequent to December 31, 1996 are as follows:

                            YEAR ENDING DECEMBER 31                           (IN THOUSANDS)
    -----------------------------------------------------------------------   --------------
           1997............................................................       $  870
           1998............................................................          797
           1999............................................................          798
           2000............................................................          764
           2001............................................................          331
           2002 and thereafter.............................................        1,123
                                                                                  ------
                                                                                  $4,683
                                                                                  ======

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


     Accordingly, as the Company receives the $2.5 million from Gell, it recognizes as paid-in-capital the cash received attributable to the fair value of Abell's "put option" (which fair value has been established as approximately $2.4 million by independent investment bankers). The excess cash of approximately $100,000 is recorded as a reimbursement of certain costs incurred by the Company on behalf of Gell. The Company has recorded approximately 100% of the costs incurred from Gell's operations.



     Abell has a put right, immediately effective upon closing of the Gell Agreement in 1995, which requires the Company to issue 750,000 shares of the Company's common stock (which amount was fixed at closing) in exchange for Abell's shares in Gell (see Note 15).



     The Company has received $1.9 million from Gell through December 31, 1996 and has recorded the derived fair value of the equity instrument (put option) as paid in capital ($726,000 and $1.8 million at December 31, 1995 and 1996, respectively). Certain costs incurred by the Company on behalf of Gell ($30,000 in 1995 and $45,000 in 1996) have been reimbursed by Gell and such reimbursement has been recorded in the accompanying consolidated statement of operations. Actual cash expenditures (including $422,000 of capitalized equipment) incurred by the Company on behalf of Gell aggregated $1.9 million through December 31, 1996.


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

DIRECTOR COMPENSATION


     In 1996, Directors received no compensation for their attendance at Board meetings but received reimbursement for expenses related to attendance at meetings. In February 1997, the Compensation Committee of the Board adopted a policy effective as of the date of the Company's 1997 Annual Meeting of Stockholders, currently scheduled for May 21, 1997, to pay non-employee directors an annual retainer of $10,000, payable quarterly in advance, plus $1,500 for each regular meeting of the Board attended either in person or by telephone and $1,500 for each special meeting of the Board attended in person.


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


     The Company has reserved 300,000 shares of the Company's Common Stock for issuance under the Director Plan and 97,500 options to purchase shares have been granted to date. Options issued under the Director Plan are nonqualified stock options for tax purposes. The exercise price of options granted under the Director Plan are not less than the closing price of a share of Common Stock on the date immediately prior to the date the option is granted. Options are exercisable one year from the date of grant and remain exercisable for a period of ten years from the date the option is granted. Options vest 50% on the first anniversary of the date of grant and the remainder on the second anniversary date. Each eligible director who begins serving on the Board of Directors receives an option to purchase 30,000 shares of stock on the date such service commences and also is entitled to an option to purchase 7,500 shares of stock immediately following each of the next four annual elections of directors, provided such Director has served for at least one year and continues to be a director at the time of such issuance. The Director Plan is intended to qualify for the exemption provided by Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").


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

1993 EMPLOYEE SHARE OPTION AND RESTRICTED SHARE PLAN


     In September 1993, the Company's Board of Directors adopted the 1993 Employee Plan. The Stockholders of the Company approved the 1993 Employee Plan in March 1994. In December 1994, the Company's Board of Directors approved amending the 1993 Employee Plan to increase the number of shares of Common Stock issuable under the plan from 430,434 to 900,000 shares, which amendment was approved by the Company's stockholders in May 1995. In February 1996, the Board approved amending the 1993 Employee Plan to increase the number of shares of Common Stock issuable under the plan from 900,000 to 2,700,000 shares, which amendment was approved by the Company's stockholders in May 1996. As of December 31, 1996, options to purchase 1,729,756 shares were outstanding under the 1993 Employee Plan, and options to purchase an additional 102,700 shares were approved for grant by the Compensation Committee of the Board in February 1997. The purposes of the 1993 Employee Plan is to improve business results by providing eligible individuals with an opportunity to acquire an increased financial interest in the Company. Payment of the exercise price for options granted under the 1993 Employee Plan may be made in cash, shares of Common Stock or a combination of the two.


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


                    NAME AND ADDRESS                        SHARES BENEFICIALLY
                OF PRINCIPAL STOCKHOLDERS                        OWNED (1)         PERCENTAGE OF OWNERSHIP
---------------------------------------------------------   -------------------    -----------------------
Scios....................................................        1,450,000                   9.8%
     2450 Bayshore Parkway
     Mountain View, CA 94043
The Abell Foundation, Inc. ..............................          937,500                   6.3%
     111 South Calvert Street
     Baltimore, MD 21202
FMR Corp. ...............................................          738,250(2)                5.0%
     82 Devonshire Street
     Boston, Massachusetts 02109
Arnold H. Snider
     Deerfield Capital, L.P. ............................          703,575(3)                4.8%
     Deerfield Management Company........................           46,425(3)                0.3%
     450 Lexington Avenue, Suite 1930
     New York, NY 10017
T. Rowe Price Associates, Inc. ..........................          813,450(4)                5.5%
     100 East Pratt Street
     Baltimore, Maryland 21202
Rhone-Poulenc Rorer Pharmaceuticals, Inc. ...............          281,531                   1.9%
     500 Arcola Road
     Collegeville, Pennsylvania 19426
Craig R. Smith, M.D. ....................................          460,897(5)                3.1%
Andrew R. Jordan.........................................          187,359(6)                1.3%
John P. Brennan..........................................          120,234(7)                 *
Nicholas Landekic........................................           33,603(8)                 *
Earl W. Henry............................................           45,170(9)                 *
Solomon H. Snyder, M.D. .................................          605,217(10)               4.1%
Richard L. Casey.........................................        1,519,900(11)              10.2%
     c/o Scios
     2450 Bayshore Parkway
     Mountain View, CA 94043
George L. Bunting, Jr. ..................................               --                     --
Elizabeth M. Greetham....................................          225,950(12)               1.5%
W. Leigh Thompson, M.D., Ph.D. ..........................           15,000(13)                *
All directors and officers as a group (13 persons).......        3,338,878                  22.1%


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


 (4) Based on a Schedule 13G filed on February 14, 1997 disclosing that these securities are owned by various individual and institutional investors including the T. Rowe Price New Horizons Fund, Inc. (which owns 700,500 shares of Common Stock representing 5.0% of the shares outstanding as of February 14, 1997), for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment advisor with the power to direct investments and/or sole power to vote securities. For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities, however, Price Associates expressly disclaims that it is in fact, the beneficial owner of such securities.



 (5) Includes options to acquire 40,034 shares of Common Stock exercisable within 60 days of March 6, 1997, and 1,578 shares of Common Stock and options to acquire 3,583 shares of Common Stock exercisable within 60 days of March 6, 1997 held by Dr. Smith's spouse, an employee of the Company. Dr. Smith disclaims beneficial ownership of the securities held by his spouse.



 (6) Includes 150 shares owned by a child sharing Mr. Jordan's household, of which Mr. Jordan disclaims beneficial ownership, and options to acquire 35,095 shares of Common Stock exercisable within 60 days of March 6, 1997. Does not include 750 shares owned by another child of Mr. Jordan who does not share Mr. Jordan's household, as to which shares Mr. Jordan disclaims beneficial ownership.



 (7) Includes options to acquire 39,783 shares of Common Stock exercisable within 60 days of March 6, 1997.



 (8) Includes options to acquire 24,688 shares of Common Stock exercisable within 60 days of March 6, 1997.



 (9) Includes options to acquire 3,750 shares of Common Stock exercisable within 60 days of March 6, 1997, and 9,375 shares of Common Stock and options to acquire 719 shares of Common Stock exercisable within 60 days of March 6, 1997 held by Dr. Henry's wife, an employee of the Company. Dr. Henry disclaims beneficial ownership of the securities held by his spouse.



(10) Includes options to acquire 30,000 shares of Common Stock exercisable within 60 days of March 6, 1997. Does not include 1,450,000 shares owned by Scios. Dr. Snyder is a member of the Board of Directors of Scios and may be deemed to have shared voting and investment power over these shares. Dr. Snyder disclaims beneficial ownership of the shares owned by Scios.



(11) Mr. Casey is an executive officer and Chairman of the Board of Directors of Scios. He may be deemed to have voting and investment power over the shares held by Scios. Mr. Casey disclaims beneficial ownership of these shares. Mr. Casey has direct ownership over an additional 9,900 shares and options to acquire 60,000 shares exercisable within 60 days of March 6, 1997.



(12) Represents shares held by WPG-Life Sciences Fund, L.P. (the "Fund") and WPG-Institutional Life Sciences Fund, L.P. (the "Institutional Fund"). Ms. Greetham serves as Portfolio Manager of both the Fund and the Institutional Fund. Ms. Greetham is a controlling person of Libracorn Financial Consultants ("Libracorn"), a limited partner of the Fund which, through its interest in the Fund, has a 1.55% interest in the shares held by the Fund. Ms. Greetham disclaims beneficial ownership of the shares held by the Fund and the Institutional Fund except to the extent of her beneficial interest through Libracorn.



(13) Includes options to acquire 15,000 shares of Common Stock exercisable within 60 days of March 6, 1997.


                                      III-8

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Snyder Consulting Agreement


     In September 1995, the Company entered into a consulting agreement with Dr. Snyder (the "Consulting Agreement"), pursuant to which Dr. Snyder provides certain consulting services to the Company, including, but not limited to, serving as Chairman of the Company's scientific advisory board ("SAB"), recommending candidates for SAB membership, assisting the Company in preparing its business plan and in the recruitment of scientific staff, advising the Company with respect to the purchase of laboratory equipment and acquisition of new technologies and participating in such business meetings as the President of the Company may reasonably request. Dr. Snyder has agreed to make himself available to render such services for a minimum of 24 and a maximum of 38 days per year. Under certain very limited circumstances, the Company has rights to inventions that may be developed by Dr. Snyder. As consideration for these services, the Company is obligated to pay Dr. Snyder annual fees during each of the 12 month periods beginning on September 1, 1995, 1996 and 1997 of $150,000, $160,000 and $170,000, respectively, payable in equal monthly installments. Dr. Snyder (i) is also entitled to a one-time bonus of $25,000 upon identification of a lead compound in the Company's nitric oxide synthase research program and
(ii) received non-qualified stock options to purchase 90,000 shares of Common Stock at an exercise price of $5.917 per share which vest at a rate of one-third each year beginning on the first anniversary of the date of the Consulting Agreement.


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

     (a)(3) Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:


     EXHIBIT
      NUMBER                                      DESCRIPTION
   ------------   ----------------------------------------------------------------------------
    3.01(1)       Amended and Restated Certificate of Incorporation of the Company.
    3.02A(1)      Amended and Restated By-laws of the Company.
    3.02B(2)      Amendments to Amended and Restated By-laws of the Company.
    4.01(1)       Specimen Stock Certificate.
    4.02(5)       Stockholder Rights Agreement dated September 26, 1995.
   10.01A(1)      1993 Employee Share Option and Restricted Share Plan ("Option Plan").
   10.01B(6)      Amendment to Option Plan, adopted by the Board of Directors Effective May
                  16, 1995.
   10.01C(7)      Amendment to Option Plan, adopted by the Board of Directors Effective May
                  21, 1996.
   10.01D*        Amendment to Option Plan, adopted by the Board of Directors Effective
                  February 18, 1997.
   10.02(1)       Series A Preferred Stock Purchase Agreement, dated September 30, 1993, as amended between the Company and holders of its Series A Preferred Stock
                  ("Series A Agreement").
   10.02A(4)      Amendment, dated August 25, 1994, to Series A Agreement.
   10.02B(3)      Amendment, dated February 15, 1995, to Series A Agreement.
   10.02(1)+      License Agreement, effective March 18, 1994, between the Company and
                  Research Triangle Institute, a not-for-profit corporation existing under the laws of North Carolina.
   10.02A(1)      Appendix A to Exhibit 10.04.
   10.03(1)+      License Agreement, dated March 15, 1994, between the Company and Scios Nova.
   10.04(1)       Employment Agreement between the Company and Craig R. Smith, M.D.
   10.05(1)       Employment Agreement between the Company and Andrew R. Jordan.
   10.06(1)       Employment Agreement between the Company and John P. Brennan.
   10.07(1)       Employment Agreement between the Company and Ross S. Laderman.
   10.08(3)       Employment Agreement between the Company and Earl W. Henry, M.D.
   10.09(3)       Employment Agreement between the Company and Peter D. Suzdak.
   10.10(3)       Employment Agreement between the Company and Nicholas Landekic.
   10.11(6)       Employment Agreement between the Company and Thomas C. Seoh.
   10.12(7)       Amendments to executive officer employment letter agreements
   10.13(1)       Stock Purchase Agreement, dated August 20, 1993, between the Company and
                  Solomon H. Snyder, M.D.
   10.14(1)       Stock Purchase Agreement, dated August 20, 1993, between the Company and
                  Craig R. Smith, M.D.

     EXHIBIT
      NUMBER                                      DESCRIPTION
   ------------   ----------------------------------------------------------------------------
   10.15(1)       Stock Purchase Agreement, dated November 15, 1993, between the Company and
                  Andrew R. Jordan.
   10.16(1)       Restricted Share Agreement, dated February 14, 1994, between the Company and
                  John P. Brennan.
   10.17(1)       Restricted Share Agreement, dated February 21, 1994, between the Company and
                  Ross S. Laderman.
   10.18A(1)      Consulting Agreement, dated August 1, 1993, as amended on February 28, 1994, between the Company and Solomon H. Snyder, M.D (the "Snyder Consulting
                  Agreement").
   10.18B(8)      September 1, 1995 amendment to Snyder Consulting Agreement.
   10.19A(1)+     License Agreement, dated December 20, 1993, between the Company and The
                  Johns Hopkins University ("JHU Agreement").
   10.19B(1)      Appendix B to JHU Agreement.
   10.20(1)       Form of Director and Officer Indemnification Agreement.
   10.21(1)       Form of Tax Indemnity Agreement.
   10.22A(1)      Guilford Pharmaceuticals Inc. Directors' Stock Option Plan.
   10.22B(7)      Amendment, Effective May 21, 1996, to Directors' Stock Option Plan
   10.23(1)       License Agreement, effective April 6, 1994, between the Company and Yale
                  University.
   10.24(4)       Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the
                  Company.
   10.25(6)       Subscription and Stockholders Agreement, dated February 17, 1995, among Gell
                  Pharmaceuticals Inc., the Company and the Abell Foundation, Inc.
   10.26(3)       Exchange and Registration Rights Agreement, dated February 17, 1995, among the Company and the Abell Foundation, Inc., and the several holders named in
                  Appendix I.
   10.27(3)       Master Services Agreement, dated February 17, 1995, between the Company and
                  Gell Pharmaceuticals Inc.
   10.28(3)       Standard Form of Agreement (AIA Document A111), dated September 28, 1994, between the Company and Riparius Construction, Inc.
   10.29(3)       Loan and Financing Agreement between the Maryland Economic Development
                  Corporation ("MEDCO"), the Company and Signet Bank/Maryland ("Signet").
   10.30(3)       Leasehold Deed of Trust by and between the Company and Janice E. Godwin and
                  Ross Chaffin (as trustees) for the benefit of MEDCO and Signet.
   10.31A(3)      Insurance Agreement between the Maryland Industrial Development Financing
                  Authority and Signet.
   10.31B*        Letter, dated April 2, 1996, amending Insurance Agreement.
   10.32(8)+      License Agreement, dated December 9, 1995, by and between the Company and
                  Daiichi Radioisotope Laboratories, Ltd.
   10.33(9)+      License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos.
   10.33(10)+     DOPASCAN Supply Agreement, dated July 10, 1996, by and among the Company and
                  Nordion International Inc. and Nordion Europe S.A.
   10.34(10)+     Bulk Pharmaceutical Sales Contract, dated September 23, 1994, between the
                  Company and Aerojet-General Corporation.
   10.35(10)      Equipment Lease, dated September 18, 1996, between the Company and General
                  Electric Capital Corporation
   10.36*         Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank.

     EXHIBIT
      NUMBER                                      DESCRIPTION
   ------------   ----------------------------------------------------------------------------
   10.37(7)       Marketing, Sales and Distribution Rights Agreement between Rhone-Poulenc
                  Rorer Pharmaceuticals Inc. ("RPR"), the Company and GPI Holdings, Inc.,
                  dated June 13, 1996.
   10.38(7)       Manufacturing and Supply Agreement between RPR and the Company, dated June
                  13, 1996.
   10.39(7)       Stock Purchase Agreement between the Company and Rhone-Poulenc Rorer Inc.
                  ("RPR Inc."), dated June 13, 1996.
   10.40(7)       Loan Agreement between the Company and RPR Inc., dated June 13, 1996
   11.01*         Statement re: Computation of Per Share Earnings
   21.01*         Subsidiaries of Registrant
   23.01          Consent of KPMG Peat Marwick LLP.
   24.01*         Power of Attorney (contained in signature page).
   27.01          Financial Data Schedule


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



  * Incorporated by reference from the Registrant's Form 10-K, filed March 7, 1997.


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

                                          GUILFORD PHARMACEUTICALS INC.


Date: March 14, 1997                                        By:/s/ CRAIG R. SMITH
                                               -----------------------------------------------
                                                            CRAIG R. SMITH, M.D.
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.



                  SIGNATURE                               TITLE                   DATE
---------------------------------------------  ------------------------------------------------

          /s/ CRAIG R. SMITH, M.D.              Chief Executive Officer,         March 14, 1997
---------------------------------------------    President and Director
            CRAIG R. SMITH, M.D.                  (Principal Executive
                                                        Officer)

            /s/ ANDREW R. JORDAN                Sr. Vice President, Chief        March 14, 1997
---------------------------------------------    Financial Officer, and
              ANDREW R. JORDAN                    Treasurer (Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                        Officer)

                      *                                 Director                 March 14, 1997
---------------------------------------------
           SOLOMON H. SNYDER, M.D.

                      *                                 Director                 March 14, 1997
---------------------------------------------
              RICHARD L. CASEY

                      *                                 Director                 March 14, 1997
---------------------------------------------
           GEORGE L. BUNTING, JR.

                      *                                 Director                 March 14, 1997
---------------------------------------------
       W. LEIGH THOMPSON, M.D., PH.D.

                      *                                 Director                 March 14, 1997
---------------------------------------------
            ELIZABETH M. GREETHAM

        *By /s/ CRAIG R. SMITH, M.D.
---------------------------------------------
            CRAIG R. SMITH, M.D.
              ATTORNEY-IN-FACT