Form 10-Q
period 1997-03-31
GUILFORD PHARMACEUTICALS INC
filed 1997-05-14
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                 --------------

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


                             Yes   X         No
                                 -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at May 13, 1997

Common Stock, $.01 par value                              18,553,431
----------------------------                     --------------------------

                          GUILFORD PHARMACEUTICALS INC.


                                      INDEX

                                                                             Page (s)
                                                                             ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                   March 31, 1997 and December 31, 1996                         3

                   Consolidated Statements of Operations
                   Three months ended March 31, 1997 and 1996                   4

                   Consolidated Statement of Stockholders' Equity
                   Three months ended March 31, 1997                            5

                   Consolidated Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996                   6

                   Notes to Consolidated Financial Statements                   7-10

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          11-16

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                                  16

PART II. OTHER INFORMATION                                                      17

         SIGNATURES                                                             18

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31, 1997
                                                                                       (UNAUDITED)           DECEMBER 31, 1996
                                                                               --------------------------   -------------------
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents                                                    $             5,536          $          16,560
   Short-term investments                                                                    30,251                     20,097
   Short-term investments - restricted                                                        2,043                      1,608
   Accounts receivable - net                                                                  1,019                          -
   Collaborative research receivable                                                            236                        376
   Inventory                                                                                  1,465                      1,533
   Other current assets                                                                         445                        435
                                                                               ---------------------       --------------------
        Total current assets                                                                 40,995                     40,609
Investments                                                                                  23,025                     30,653
Investments - restricted                                                                      8,902                      8,521
Property and equipment, net                                                                  14,227                     13,455
Other assets                                                                                    332                        421
                                                                               ---------------------       --------------------
        Total assets                                                            $            87,481          $          93,659
                                                                               =====================        ===================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Accounts payable                                                             $             2,182          $           2,038
   Bond payable - current portion                                                               941                        941
   Term loan payable - current portion                                                          818                        540
   Accrued consulting and contracted research                                                   787                        935
   Accrued payroll related costs                                                                686                      1,238
   Accrued expenses and other current liabilities                                               949                      1,185
                                                                               ---------------------        -------------------
        Total current liabilities                                                             6,363                      6,877

Long-term liabilities:
   Bond payable, less current portion                                                         6,353                      6,588
   Term loan payable, less current portion                                                    4,537                      4,317
                                                                               ---------------------        -------------------

        Total liabilities                                                                    17,253                     17,782

Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares, none issued
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued
   Common stock, par value $.01 per share.
        Authorized 20,000,000 shares; (40,000,000
        shares effective April, 1997) 14,805,556 and
        13,979,490 issued and outstanding at March 31,
        1997 and December 31, 1996                                                              148                        140
   Additional paid-in capital                                                                92,309                     90,880
   Notes receivable on common stock                                                            (129)                      (129)
   Accumulated deficit                                                                      (21,210)                   (14,874)
   Unrealized gain (loss) on available for sale securities                                     (183)                        62
   Treasury stock, at cost 26,188 shares                                                       (655)
   Deferred compensation                                                                        (52)                      (202)
                                                                               ---------------------        -------------------
                                                                                             70,228                     75,877
                                                                               ---------------------        -------------------
              Total liabilities and stockholders' equity                        $            87,481          $          93,659
                                                                               =====================        ===================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           1997                        1996
                                                                  ---------------------    -------------------------
Revenues:
    Product sales                                                  $             2,058      $                     -
    License fees and royalties                                                     201                          100
    Revenues under collaborative agreements                                          -                           10
                                                                  ---------------------    -------------------------
       Total revenues                                                            2,259                          110

Costs and Expenses:
    Cost of Sales                                                                  907                            -
    Research and development                                                     6,664                        3,572
    General and administrative                                                   1,781                        1,344
                                                                  ---------------------    -------------------------
       Total costs and expenses                                                  9,352                        4,916
                                                                  ---------------------    -------------------------

Operating loss                                                                  (7,093)                      (4,806)

Other income (expense):
    Interest income                                                                990                          358
    Other income                                                                     6                            -
    Interest expense                                                              (239)                         (71)
                                                                  ---------------------    -------------------------
          Net loss                                                 $            (6,336)     $                (4,519)
                                                                  =====================    =========================


Net loss per share:                                                $             (0.45)     $                 (0.43)
                                                                  =====================    =========================


Weighted average common shares outstanding                                  14,237,446                   10,438,608
                                                                  =====================    =========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                     COMMON STOCK
                                                                     ------------                        TREASURY      ADDITIONAL
                                                               NUMBER                                     STOCK         PAID-IN
                                                              OF SHARES           AMOUNT                 AT COST        CAPITAL
                                                              ---------           ------                 --------       -------
BALANCE, DECEMBER 31, 1996                                      13,979,490     $     140            $          -     $      90,880
Issuances of common stock                                          826,066             8                                     1,012
Purchase of common stock                                                                                    (655)
Amortization of stock option compensation                                                                                      417
Amortization of deferred compensation
Unrealized loss on available for sale securities
Net loss for the period
                                                          -----------------   -----------          --------------   ---------------
BALANCE, MARCH 31, 1997                                         14,805,556     $     148            $       (655)    $      92,309
                                                          =================   ===========          ==============   ===============

                                                                  NOTES
                                                                RECEIVABLE
                                                                ON COMMON              ACCUMULATED
                                                                  STOCK                  DEFICIT
                                                                  -----                  -------
BALANCE, DECEMBER 31, 1996                                $           (129)           $      (14,874)
Issuances of common stock
Purchase of common stock
Amortization of stock option compensation
Amortization of deferred compensation
Unrealized loss on available for sale securities
Net loss for the period                                                                       (6,336)
                                                         ------------------          ----------------
BALANCE, MARCH 31, 1997                                   $           (129)           $      (21,210)
                                                         ==================          ================

                                                           UNREALIZED
                                                           GAIN (LOSS) ON                                           TOTAL
                                                           AVAILABLE FOR                  DEFERRED             STOCKHOLDERS'
                                                           SALE SECURITIES               COMPENSATION              EQUITY
                                                           ---------------               ------------              ------
BALANCE, DECEMBER 31, 1996                                $              62            $           (202)    $             75,877
Issuances of common stock                                                                                                  1,020
Purchase of common stock                                                                                                    (655)
Amortization of stock option compensation                                                                                    417
Amortization of deferred compensation                                                               150                      150
Unrealized loss on available for sale securities                       (245)                                                (245)
Net loss for the period                                                                                                   (6,336)
                                                         -------------------          ------------------   ----------------------
BALANCE, MARCH 31, 1997                                   $            (183)           $            (52)    $             70,228
                                                         ===================          ==================   ======================


                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
                                                                                                   1997             1996
                                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 $          (6,336)   $       (4,519)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                       594               231
      Noncash compensation expense                                                                        567                32
   Changes in assets and liabilities:
      Accounts receivable - net                                                                        (1,019)                -
      Licensing fee receivable                                                                              -               455
      Collaborative research receivable                                                                   140                 -
      Notes receivable                                                                                      -                (1)
      Inventory                                                                                            68                 -
      Other current assets                                                                                (10)              119
      Other assets                                                                                         89                 2
      Accounts payable                                                                                    144             1,902
      Accrued expenses and other current liabilities                                                     (937)             (304)
                                                                                           -------------------  ----------------
         Net cash used in operating activities                                                         (6,700)           (2,083)
                                                                                           -------------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                                                   (1,366)           (3,036)
   Maturities of held-to-maturity investments                                                           8,399             6,685
   Maturities of available-for-sale investments                                                         3,454                 -
   Purchases of held-to-maturity investments                                                           (8,157)           (5,195)
   Purchases of available-for-sale investments                                                         (7,489)                -
   Restricted cash                                                                                          -                12
   Restricted investments                                                                                 208                 -
                                                                                           -------------------  ----------------
         Net cash used in investing activities                                                         (4,951)           (1,534)
                                                                                           -------------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                                            321            37,242
   Purchase of treasury stock                                                                            (655)                -
   Proceeds from bond and term loan issuances                                                             498             1,002
   Equity proceeds from Gell Pharmaceuticals Inc. relating to the put option                              698               232
   Principal payments on bond payable                                                                    (235)                -
                                                                                           -------------------  ----------------
         Net cash provided by financing activities                                                        627            38,476
                                                                                           -------------------  ----------------
Net increase (decrease) in cash and cash equivalents                                                  (11,024)           34,859
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                                   16,560             4,260
                                                                                           -------------------  ----------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                              $           5,536    $       39,119
                                                                                           ===================  ================

Supplemental disclosures of cash flow information:
   Net interest paid                                                                        $             237    $          111
   Unrealized loss on available for sale securities                                         $            (245)   $            -
   Receivable from over-allotment purchase of 300,000 common shares                         $               -    $        5,640
   Collateral transferred from unrestricted to restricted investments, net                  $             435    $          701
                                                                                           ===================  ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996.

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

     Net loss per share data for the period ending March 31, 1996 have been adjusted to reflect a three-for-two stock split declared on October 15, 1996.

2.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

3.   ACCOUNTING POLICIES

     During the first quarter 1997, the Company adopted or implemented the following accounting policies:

     REVENUE RECOGNITION

     Sales revenues are recognized at the time the goods are shipped and the title to the goods passes to the buyer.

                           GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACCOUNTING POLICIES (CONTINUED)

     NET LOSS PER SHARE

         The computation of net loss per share is based on the weighted average common shares outstanding during the period. Common stock equivalents relating to stock options and warrants are excluded from the computation as their effect is anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. SFAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. Under SFAS 128, primary and fully diluted earnings per share are eliminated and SFAS 128 requires presentation of basic and diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share due to the fact that the Company is and expects to be in a loss position and, consequently, common equivalent shares from stock options are excluded as their effect is anti-dilutive.

4.   INVENTORIES

     Inventories consist of the following (in thousands):

                                        March 31, 1997      December 31, 1996

         Finished products                   $  497                $  501
         Work in Process                        467                   432
         Raw materials                          501                   600
                                             ------                ------
                                             $1,465                $1,533
                                             ======                ======

     Inventories include products and materials that can be either held for sale to third parties as well as used in the Company's research and development activities. The amount of products or materials identified as intended for research and development activities is expensed as soon as such inventory is specifically identified for non-commercial use.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   PRODUCT SALES & ROYALTIES

     Pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"), the Company recognized revenues of $2.3 million ($2.1 million in product sales and $0.2 million in royalty revenues) for the three months ended March 31, 1997 relating to sales of GLIADEL (R) Wafer ("GLIADEL"). GLIADEL was commercially launched in the United States on February 25, 1997. Under the RPR Agreements, Guilford receives a combined transfer price and royalty of 35% (which escalates to 40% based on achieving certain levels of total GLIADEL sales) of the net sales of GLIADEL.

6.   INCOME TAXES

     As of December 31, 1996, the Company had net operating loss ("NOL") carryforwards available in the United States for federal income tax purposes of approximately $10.3 million, which will begin to expire at various dates between 2008 to 2010. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized. Additionally, through December 31, 1996, the Company had foreign tax credit carryforwards of $61,000 expiring in 2000 and 2001, and general business tax credit carryforwards of $450,000 expiring between 2008 and 2011.

     Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which may not be realized in the future, resulting in net deferred tax assets of approximately $179,000 at March 31, 1997.

7.   GELL PHARMACEUTICALS INC.

     In February 1995, the Company and The Abell Foundation, Inc., a Baltimore-based not-for-profit corporation ("Abell"), formed Gell Pharmaceuticals Inc.("Gell"), which was initially 20% owned by the Company and 80% owned by Abell. On March 5, 1997, Abell exercised its put option to receive 750,000 shares of the Company's common stock in exchange for its 80% interest in Gell, and thereafter Gell became a wholly-owned subsidiary of the Company. The number of shares exchanged for Abell's interest in Gell was fixed and agreed to at the inception of Gell.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   SUBSEQUENT EVENTS

     In April 1997, the Company completed a follow-on public offering of approximately 3.7 million shares of its common stock, resulting in net proceeds to the Company of approximately $71 million.

     In addition, on April 1, 1997, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, increasing the number of authorized shares of common stock from 20 million to 40 million shares.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    Any statements made by Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion contains forward-looking statements, including, but not limited to, those concerning the commencement and completion of clinical trials, the Company's strategic plans, anticipated expenditures and the need for additional funds, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Information concerning factors that could affect such results are set forth herein and in the Company's filings with the Securities and Exchange Commission, including the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, initially filed March 7, 1997 (the "March 1997 Form S-3").

                                      * * *
GENERAL

     Guilford, founded in 1993, is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions. Since its inception, the Company has primarily focused its effort on commercializing its first product, GLIADEL(R)Wafer ("GLIADEL"), a proprietary biodegradable polymer for delivering the chemotherapeutic agent, BCNU, for brain cancer and developing its second product candidate, DOPASCAN(R) Injection ("DOPASCAN"), a radiolabeled imaging agent for the diagnosis and monitoring of Parkinson's disease. In September 1996, the U.S. Food and Drug Administration ("FDA") cleared the Company's New Drug Application for GLIADEL as an adjunct to surgery in patients with recurrent glioblastoma multiforme for whom surgery is indicated. On February 25, 1997, GLIADEL was commercially launched in the United States by the Company's worldwide marketing partner (except in Scandinavia), Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). In addition, the Company has in-licensed and itself developed certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions and has accelerated research and development activities with respect to certain of these technologies.

     While the Company reported net earnings of $5.1 million for fiscal 1996 (primarily the result of nonrecurring milestones and licensing fees), the Company incurred net operating losses from its inception through the first quarter of 1996 and again in the fourth quarter of 1996. For the first quarter of 1997, the Company incurred a net operating loss of $6.3 million, and through March 31, 1997, the Company had an accumulated deficit of $21.2 million. Through December 31, 1996, substantially all the Company's revenues have been recognized as non-recurring research and development or rights and milestone payments under the Company's collaborations. In the first quarter of 1997, the Company launched its first commercial product, GLIADEL and recognized $2.3 million in product sales and royalties. Except for GLIADEL, the Company's product candidates are not expected to generate revenues for at least the next several years, if at all, and the recognition of

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

GENERAL (CONTINUED)

material revenues related to GLIADEL sales is subject to significant uncertainty. The Company does not anticipate that 1997 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and other existing and potential collaborations, expenditures relating to the Company's research and development, clinical and manufacturing activities, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the preservation and extension of the Company's intellectual property rights.

     The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company commercializes GLIADEL through its marketing partners and conducts research and development activities to develop its other technologies and potential products. The Company has experienced substantial personnel growth since its inception and had 4, 34, 78, and 140 full-time employees at December 31, 1993, 1994, 1995, and 1996, respectively. As of March 31, 1997 the Company had 165 full-time employees. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully, conduct clinical trials, obtain required regulatory clearances, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the "Risk Factors" section of the March 1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

     Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and on its own single manufacturing facility to produce GLIADEL. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel or plant or equipment problems, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's Good Manufacturing Practice (GMP) regulations), and the potential inability to meet future product demand, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For discussion of these and other risks, see the "Risk Factors" section of the March 1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended March 31, 1997 and 1996

     The Company recognized $2.3 million in revenues for the three months ended March 31, 1997, all of which resulted from product sales of and royalties relating to GLIADEL, following its commercial launch in the United States on February 25, 1997. For the same period in 1996 the Company recognized $110,000 in revenues, primarily related to a one-time license fee paid to the Company by Orion Corporation Farmos, the Company's marketing partner for GLIADEL in Scandinavia.

     Cost of sales for the first quarter 1997 were $907,000. Included in this amount are approximately $162,000 representing both royalty payments made to a third party from which the Company licensed certain technologies related to GLIADEL and certain costs specifically related to the commercial product launch of GLIADEL in the United States. As GLIADEL production levels increase, the Company expects that per unit product costs may decrease as economies of scale are achieved. There can be no assurance, however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

     Research and development expenses increased to $6.7 million for the three months ended March 31, 1997 as compared to $3.6 million for the same period in 1996. The increase in these costs was primarily attributable to expenses related to increased personnel costs and contracted research, consulting and laboratory supplies. In the first quarter of 1997, the Company accelerated its neuroimmunophilin, pre-synaptic glutamate inhibitors, polymer development, and other research and development programs, continued work on the study report on the Phase IIb clinical trials of DOPASCAN in the United States (which completed patient enrollment at the end of 1996), and continued with Phase I clinical trials for a high dose formulation of GLIADEL during the first quarter of 1997. In addition, in the first quarter of 1997, research and development expenses also included a non-cash compensation expense charge of $417,000, and $58,000 in cash compensation expense, both relating to certain consulting agreements entered into in April 1996. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required to record varying amounts quarterly of up to an additional $1.8 million in the aggregate of non-cash compensation charges in research and development expenses through 2001 relating to these agreements. The Company anticipates that its research and development expenses will continue to increase significantly in future periods.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


RESULTS OF OPERATIONS (CONTINUED)

     General and administrative expenses increased to $1.8 million for the three months ended March 31, 1997 as compared to $1.3 million for the same period in 1996. The increase in general and administrative expenses of $437,000 million from the 1996 period to the 1997 period was attributable to higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of employees has increased. Increases in costs related to patenting and other activities related to establishment and preservation of the Company's intellectual property and costs related to operations as a public company also contributed to increased general and administrative expenditures over the periods covered. The Company anticipates that its general and administrative expenses will continue to increase in future periods.

     Other income and expense relates primarily to interest income and interest expense. Interest income increased to $990,000 for the three months ended March 31, 1997 as compared to $358,000 for the same period in 1996. The increase was primarily attributable to an increase in the average invested capital during the first quarter of 1997 as compared to the same period in 1996. The increase in average invested capital was primarily due to the sales of the Company's Common Stock in 1996 and milestone/licensing fee revenues from RPR in 1996. For the three months ended March 31, 1997 and 1996, the Company incurred interest expense of $239,000 and $71,000, respectively, relating to borrowings under its loan agreements with Signet Bank providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and investments were $69.6 million at March 31, 1997. Included in this amount is $10.9 million of restricted cash held as collateral with respect to certain of the Company's indebtedness.

     The Company incurred capital expenditures of $1.4 million for the three months ended March 31, 1997 compared to $3.0 million for the same period in 1996. The capital expenditures made in the 1997 period were primarily for purchases of capital equipment, consisting of laboratory, manufacturing, and computer equipment, and the construction of the Company's manufacturing plant for GLIADEL and other polymers under development. The capital expenditures made in the 1996 period were primarily for the construction of the Company's polymer manufacturing plant and tenant improvements for research and development laboratories and administrative offices. In addition funds were used to purchase capital equipment, consisting of laboratory, manufacturing and computer equipment. Construction for the Company's research and development laboratories and administrative offices was substantially completed in November 1996.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company had available approximately $1.3 million at March 31, 1997 under its existing loan agreements with Signet Bank to finance the remaining tenant improvements related to the construction of laboratories and related areas. To finance capital equipment, the Company finalized a $5.0 million operating lease arrangement with General Electric Capital Corporation in September 1996 for the financing of certain equipment. Such financing, along with other sources, is expected to provide for the Company's equipment needs at least through the third quarter of 1997. At March 31, 1997, $3.0 million was available under this arrangement to lease additional equipment.

     During the remainder of 1997 and 1998, the Company expects to make additional capital expenditures of approximately $3.7 million to expand the Company's GLIADEL manufacturing and other polymer development plant capacity. The Company expects to use the funds available under its $7.5 million loan agreement with RPR to fund the expansion.

    As of January 2, 1997, $4.0 million became available under the loan agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at March 31, 1997.

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

SUBSEQUENT EVENTS

     In April 1997, the Company completed a public offering of an aggregate of approximately 3.7 million shares of its Common Stock, resulting in net proceeds to the Company of approximately $71 million. The Company believes that its existing resources, including the net proceeds of the offering and the interest earned thereon, will be sufficient to fund the Company's activities for at least the next three years. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions will not result in the expenditure of these proceeds and the Company's other resources before that time.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

SUBSEQUENT EVENTS (CONTINUED)

     The Company anticipates that it will fund future capital requirements through a combination of its existing working capital, revenues (including product sales, royalty income, milestones/licensing fees) generated under its agreements with RPR relating to GLIADEL, public or private financings (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

                  None

Item 5.           Other Information:

                  None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)    Exhibits:

10.41 Amendments to 1993 Employee Share Option and Restricted Share Plan, as amended

10.42             Employment letter agreement with David R. Savello, Ph.D.

11.1              Statement Re: Computation of Net Loss Per Share

27.1              Financial Data Schedule

PART II. - OTHER INFORMATION

                  (b)    Report on Form 8-K

                         None

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Guilford Pharmaceuticals Inc.




Date:     May 14, 1997                /s/ Craig R. Smith, M.D.
                                      ------------------------
                                      Craig R. Smith, M.D.
                                      President and CEO



Date:     May 14, 1997                /s/ Andrew R. Jordan
                                      --------------------
                                      Andrew R. Jordan
                                      Senior Vice President and Chief Financial
                                        Officer
                                      (Principal Accounting Officer)