Form 10-Q
period 1997-06-30
GUILFORD PHARMACEUTICALS INC
filed 1997-08-13
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                 -------------

                         COMMISSION FILE NUMBER 0-23736
                                                -------

                         GUILFORD PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         DELAWARE                                              52-1841960
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

--------------------------------------------------------------------------------
6611 TRIBUTARY STREET, BALTIMORE, MARYLAND                        21224
(Address of principal executive offices)                        (Zip Code)

--------------------------------------------------------------------------------
                                  410-631-6300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes     X             No
                           ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at August 11, 1997

Common Stock, $.01 par value                           18,641,991
----------------------------                ------------------------------

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                         GUILFORD PHARMACEUTICALS INC.


                                     INDEX

                                                                                         Page(s)
                                                                                         ----
PART I.          FINANCIAL INFORMATION (UNAUDITED)

                 Item 1.          Financial Statements

                                  Consolidated Balance Sheets
                                  June 30, 1997 and December 31, 1996                         3

                                  Consolidated Statements of Operations
                                  Three and six months ended June 30, 1997 and 1996           4

                                  Consolidated Statement of Stockholders' Equity
                                  Six months ended June 30, 1997                              5

                                  Consolidated Statements of Cash Flows
                                  Three and six months ended June 30, 1997 and 1996           6

                                  Notes to Consolidated Financial Statements                  7-9

                 Item 2.          Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations                         10-15

                 Item 3.          Quantitative and Qualitative Disclosures About
                                  Market Risk                                                 15

PART II.         OTHER INFORMATION                                                            16-18

                 SIGNATURES                                                                   19

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30, 1997
                                                                               (UNAUDITED)     DECEMBER 31, 1996
                                                                             -------------     -----------------
                                                 ASSETS
                                                 ------
Current assets:
    Cash and cash equivalents                                                $      20,985        $       16,560
    Short-term investments                                                          33,135                20,097
    Short-term investments - restricted                                              2,441                 1,608
    Accounts receivable - net                                                        1,058                     -
    Collaborative research receivable                                                  405                   376
    Inventory                                                                        1,429                 1,533
    Other current assets                                                               528                   435
                                                                             -------------        --------------
                                          Total current assets                      59,981                40,609
Investments                                                                         68,911                30,653
Investments - restricted                                                             9,377                 8,521
Property and equipment, net                                                         15,044                13,455
Other assets                                                                           364                   421
                                                                             -------------        --------------
                                                                             $     153,677        $       93,659
                                                                             =============        ==============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
Current liabilities:
   Accounts payable                                                          $       1,660        $        2,038
   Bond payable - current portion                                                      941                   941
   Term loan payable - current portion                                                 991                   540
   Accrued payroll related costs                                                     1,199                 1,238
   Accrued consulting and contracted research                                          421                   935
   Accrued expenses and other current liabilities                                      815                 1,185
                                                                             -------------        --------------
      Total current liabilities                                                      6,027                 6,877

Long-term liabilities:
   Bond payable, less current portion                                                6,118                 6,588
   Term loan payable, less current portion                                           4,956                 4,317
                                                                             -------------        --------------

      Total liabilities                                                             17,101                17,782

Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares, none issued                                         -                     -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                                              -                     -
   Common stock, par value $.01 per share.
       Authorized 40,000,000 shares
       18,609,282 and 13,979,490 issued and
       outstanding at June 30, 1997
       and December 31, 1996                                                           186                   140
   Additional paid-in capital                                                      163,731                90,880
   Notes receivable on common stock                                                    (99)                 (129)
   Accumulated deficit                                                             (26,488)              (14,874)
   Unrealized gain on available for sale securities                                    211                    62
   Treasury stock, at cost 28,872 shares                                              (727)                    -
   Deferred compensation                                                              (238)                 (202)
                                                                             -------------        --------------
                                       Total stockholders' equity                  136,576                75,877
                                                                             -------------        --------------
                                                                             $     153,677        $       93,659
                                                                             =============        ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                         1997             1996             1997            1996
                                                                     ------------     ------------     ------------    ------------
Revenues:
    Contract revenue                                                 $         -      $     7,500      $         -     $     7,500
    Product sales                                                          1,767                -            3,825               -
    License fees and royalties                                               455                -              656             100
    Revenues under collaborative agreements                                  169                9              169              19
                                                                     ------------     ------------     ------------    ------------
       Total revenues                                                      2,391            7,509            4,650           7,619

Costs and Expenses:
    Cost of Sales                                                            615                             1,523               -
    Research and development                                               6,948            3,561           13,611           7,133
    General and administrative                                             1,800            1,853            3,626           3,197
                                                                     ------------     ------------     ------------    ------------
       Total costs and expenses                                            9,363            5,414           18,760          10,330
                                                                     ------------     ------------     ------------    ------------
Operating income (loss)                                                   (6,972)           2,095          (14,110)         (2,711)
Other income (expense):
    Interest income                                                        1,871              795            2,860           1,153
    Other income                                                              30                1               36               1
    Interest expense                                                        (207)            (116)            (400)           (187)
                                                                     ------------     ------------     ------------    ------------
          Net income (loss)                                          $    (5,278)     $     2,775      $   (11,614)    $    (1,744)
                                                                     ============     ============     ============    ============


Earnings (loss) per common share and common equivalent share:        $     (0.29)     $      0.18      $     (0.72)    $     (0.15)
                                                                     ============     ============     ============    ============

Weighted average common and
  common equivalent shares outstanding                                17,952,888       15,355,139       16,105,431      12,023,354
                                                                     ============     ============     ============    ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)




                                                         COMMON STOCK                  NOTES                     UNREALIZED
                                                         ------------    ADDITIONAL  RECEIVABLE                    GAIN ON
                                                       NUMBER              PAID-IN   ON COMMON    ACCUMULATED   AVAILABLE FOR
                                                      OF SHARES   AMOUNT   CAPITAL     STOCK        DEFICIT    SALE SECURITIES
                                                     ----------   ------   -------     -----        -------    ---------------
BALANCE, DECEMBER 31, 1996                           13,979,490    $ 140  $  90,880    $  (129)   $ (14,874)         $  62
Other issuances of common stock                         892,292        9      1,637
Issuance of common stock in secondary
 public offering at $20.00 per share,
 net of offering costs                                3,737,500       37     70,449
Purchase of common stock
Amortization of stock option compensation                                       765
Amortization of deferred compensation
Reduction in notes receivable on common stock                                               30
Unrealized gain on available for sale securities                                                                       149
Net loss for the period                                                                             (11,614)
                                                     ----------   ------  ---------    -------    ---------          -----
BALANCE, JUNE 30, 1997                               18,609,282    $ 186  $ 163,731    $   (99)   $ (26,488)         $ 211
                                                     ==========   ======  =========    =======    =========          =====


                                                      TREASURY                       TOTAL
                                                       STOCK       DEFERRED      STOCKHOLDERS'
                                                     RESTRICTED   COMPENSATION       EQUITY
                                                     ----------   ------------       ------
BALANCE, DECEMBER 31, 1996                              $     -        $  (202)  $  75,877
Other issuances of common stock                                           (211)      1,435
Issuance of common stock in secondary
 public offering at $20.00 per share,
 net of offering costs                                                              70,486
Purchase of common stock                                   (727)                      (727)
Amortization of stock option compensation                                              765
Amortization of deferred compensation                                      175         175
Reduction in notes receivable on common stock                                           30
Unrealized gain on available for sale securities                                       149
Net loss for the period                                                            (11,614)
                                                        -------        -------   ---------
BALANCE, JUNE 30, 1997                                  $  (727)       $  (238)  $ 136,576
                                                        =======        =======   =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUILFORD PHARMACEUTICALS INC.
                              AND SUBSIDIARIES
                                 (UNAUDITED)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                           ---------------------------    -------------------------
                                                                                 1997           1996          1997            1996
                                                                                 ----           ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   (5,278)  $      2,775   $    (11,614)  $     (1,744)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                              605            259          1,199            490
      Noncash compensation expense                                               373             75            940            107
   Changes in assets and liabilities:
      Accounts receivable - trade                                                (39)             -         (1,058)             -
      Collaborative research receivable                                         (169)             -            (29)             -
      Licensing fee receivable                                                     -            100                           556
      Inventory                                                                   36              -            104              -
      Other current assets                                                       (83)            12            (93)           158
      Other assets                                                               (32)            32             57              7
      Accounts payable                                                          (522)          (804)          (378)         1,097
      Advance from Gell Pharmaceuticals Inc.                                       -            189              -             97
      Accrued expenses and other liabilities                                      13           (352)          (924)          (563)
                                                                          ----------   ------------   ------------   ------------
         Net cash provided by (used in) operating activities                  (5,096)         2,286        (11,796)          205
                                                                          ----------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                          (1,417)        (3,965)        (2,783)        (7,001)
   Maturities of held-to-maturity investments                                 10,534         13,813         18,934         20,498
   Maturities of available-for-sale investments                               12,668              -         16,121              -
   Purchases of held-to-maturity investments                                 (14,263)       (57,000)       (22,420)       (62,196)
   Purchases of available-for-sale investments                               (58,332)             -        (65,821)             -
   Restricted investments                                                        143              -            351             12
                                                                          ----------   ------------   ------------   ------------
         Net cash used in investing activities                               (50,667)       (47,152)       (55,618)       (48,687)
                                                                          ----------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                70,897         13,216         71,218         50,457
   Purchase of treasury stock                                                    (72)             -           (727)             -
   Proceeds from bond and term loan issuances                                    592          3,291          1,090          4,293
   Equity proceeds from Gell Pharmaceuticals, Inc.
    relating to the put option                                                     -            217            698            449
   Payment of notes receivable on common stock                                    30              -             30              -
   Principal payments on bond payable                                           (235)           (78)          (470)           (78)
                                                                          ----------   ------------   ------------   ------------
         Net cash provided by financing activities                            71,212         16,646         71,839         55,121
                                                                          ----------   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                          15,449        (28,220)         4,425          6,639
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                           5,536         39,119         16,560          4,260
                                                                          ----------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                            $   20,985   $     10,899   $     20,985   $     10,899
                                                                          ==========   ============   ============   ============


Supplemental disclosures of cash flow information:
    Net interest paid                                                     $      203   $        106   $        394   $        217
    Income taxes paid                                                     $        -   $          -   $        179   $          -
    Unrealized gain or on available for sale securities                   $      394   $          -   $        149   $          -
    Collateral transferred from unrestricted to restricted
     investments, net                                                     $      421   $      1,049   $        856   $      1,751
                                                                          ==========   ============   ============   ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

    Net loss per share data for the periods ending June 30, 1996 have been adjusted to reflect a three-for-two stock split declared on October 15, 1996.

2.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

3.  ACCOUNTING POLICIES

    NET EARNINGS (LOSS) PER SHARE

         The computation of net earnings (loss) per share is based on the weighted average common shares outstanding during the periods, and to include, when their effect is dilutive, common stock equivalents consisting of warrants, stock options and put rights.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES


          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. SFAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. Under SFAS 128, primary and fully diluted earnings per share are eliminated and SFAS 128 requires presentation of basic and diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share due to the fact that the Company is and expects to be in a loss position and, consequently, common equivalent shares from stock options are excluded as their effect is anti-dilutive.

    RECENT ACCOUNTING PRONOUNCEMENTS

          The FASB has recently issued three new accounting standards, Statement No. 129, "Disclosure of Information about Captial Structure", Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", and if adopted will be effective for periods presented after December 31, 1997. The Company is evaluating the effect of these new statements.

4.  INVENTORIES

    Inventories consist of the following (in thousands):

                                  June 30, 1997            December 31, 1996

                                   (Unaudited)
        Finished products             $  445                      $  501
        Work in process                  567                         432
        Raw materials                    417                         600
                                      ------                      ------
                                      $1,429                      $1,533
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

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


5.  PRODUCT SALES & ROYALTIES

    Pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"), the Company recognized revenues of $2.2 million ($1.8 million in product sales and $455,000 in royalty revenues) and of $4.5 million ($3.8 million in product sales and $656,000 in royalty revenues), respectively, for the three and six months ended June 30, 1997 relating to sales of GLIADEL(R) Wafer ("GLIADEL"). GLIADEL was commercially launched in the United States on February 25, 1997. Under the RPR Agreements, Guilford receives a combined transfer price of 20% and royalty of 15% (which escalates up to 20% on incremental sales based on achieving certain levels of total annual GLIADEL sales) of the net sales of GLIADEL.

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

    Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which may not be realized in the future, resulting in net deferred tax assets of approximately $179,000 at June 30, 1997.

7.  EQUITY TRANSACTION

    In April 1997, the Company completed a follow-on public offering of approximately 3.7 million shares of its common stock, resulting in net proceeds to the Company of approximately $71 million.

8.  AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED CERTIFICATE OF
    INCORPORATION

    On April 1, 1997, the Company's stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, increasing the number of authorized shares of common stock from 20 million to 40 million shares.

9.  COMMITMENTS

    The Company has entered into an operating lease for 16,200 square feet of lab and office space commencing on June 22, 1997 and ending on December 31, 1998. The Company is obligated to pay minimum future rental payments of $255,500 and $486,000 for the years ending December 31, 1997 and 1998, respectively.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

    Any statements made by Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion contains forward-looking statements, including, but not limited to, those concerning the commencement and completion of clinical trials, the Company's strategic plans, anticipated expenditures and the need for additional funds, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Information concerning factors that could affect such results are set forth herein and in the Company's filings with the Securities and Exchange Commission, including the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, declared effective April 7, 1997 (the "April 1997 Form S-3").

                                  *    *    *
GENERAL

    Guilford, founded in 1993, is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions. Since its inception, the Company has initially focused its efforts on commercializing its first product, GLIADEL(R)Wafer ("GLIADEL"), a proprietary biodegradable polymer for delivering the chemotherapeutic agent, BCNU, for brain cancer and developing its second product candidate, DOPASCAN(R) Injection ("DOPASCAN"), a radiolabeled imaging agent for the diagnosis and monitoring of Parkinson's disease. In September 1996, the U.S. Food and Drug Administration ("FDA") cleared the Company's New Drug Application for GLIADEL as an adjunct to surgery in patients with recurrent glioblastoma multiforme for whom surgery is indicated. On February 25, 1997, GLIADEL was commercially launched in the United States by the Company's worldwide marketing partner (except in Scandinavia), Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). In addition, the Company has in-licensed and developed itself certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions and has accelerated research and development activities with respect to certain of these technologies.

    While the Company reported net earnings of $5.1 million for fiscal 1996 (primarily the result of nonrecurring milestones and licensing fees), the Company incurred net operating losses from its inception through the first quarter of 1996 and again in the fourth quarter of 1996. For the three and six months ended June 30, 1997, the Company incurred a net operating loss of $5.3 million and $11.6 million, respectively, and through June 30, 1997, the Company had an accumulated deficit of $26.5 million. Through December 31, 1996, substantially all the Company's revenues had been recognized as non-recurring research and development or rights and milestone payments under the Company's collaborations. In the first quarter of 1997, the Company launched its first commercial product, GLIADEL, and has recognized $4.5 million in product sales and royalties for the first six months of 1997. Of this $4.5 million amount, $3.8 million represent sales of GLIADEL to RPR and

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

$656,000 represents royalties on RPR sales to third parties. As noted below and in the April 1997 Form S-3, further sales of GLIADEL are subject to significant risk and uncertainty, and there can be no assurance that both sales to RPR and sales to third parties will increase or continue at the current rate in future periods. Except for GLIADEL, the Company's product candidates are not expected to generate revenues for at least the next several years, if at all. The Company does not anticipate that 1997 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and other existing and potential collaborations, expenditures relating to the Company's research and development, clinical and manufacturing activities, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the preservation and extension of the Company's intellectual property rights.

    The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company commercializes GLIADEL through its marketing partners and conducts research and development activities to develop its other technologies and potential products. The Company has experienced substantial personnel growth since its inception and had 34, 78, and 140 full-time employees at December 31, 1994, 1995, and 1996, respectively. As of June 30, 1997 the Company had 180 full-time employees. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully, conduct clinical trials, obtain required regulatory clearances, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the "Risk Factors" section of the April 1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

    Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. In particular, prior to the commercial launch of GLIADEL in the United States in February 1997, RPR's oncology sales force had no prior experience marketing and selling a product to neurosurgeons. Furthermore, GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and on its own single manufacturing facility to produce GLIADEL. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel or plant or equipment problems, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's Good Manufacturing Practice (GMP) regulations), and the potential inability to meet future product demand, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

discussion of these and other risks, see the "Risk Factors" section of the April 1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended June 30, 1997 and 1996

    The Company recognized $2.4 million and $4.7 million, respectively, in revenues for the three and six months ended June 30, 1997, all of which resulted from product sales of and royalties relating to GLIADEL and amounts reimbursed by RPR relating to the Company's efforts to develop a high dose GLIADEL product. For the same periods in 1996 the Company recognized $7.5 million and $7.6 million, respectively, in revenues, primarily related to a one-time rights payment made to the Company by RPR under the Company's agreements with RPR respecting the marketing, sales and distribution of GLIADEL.

    Revenues received by the Company respecting GLIADEL sales consist of two main components: (i) transfer price payments related to sales of product directly to RPR and (ii) royalty payments made by RPR to the Company on product sales to end-users. GLIADEL was commercially launched in the United States by RPR on February 25, 1997. The majority of the revenues received by the Company in the first six months of 1997 has consisted of transfer price payments related to sales of GLIADEL to RPR in order for RPR to build up an initial inventory of the product. Going forward, the Company expects that sales of GLIADEL to RPR will more closely reflect end-user sales made by RPR. As noted above and in the April 1997 Form S-3, future GLIADEL sales are subject to a number of risks and uncertainties, and there can be no assurance that GLIADEL sales will generate significant revenues for the Company.

    Cost of sales for the three and six months ended June 30, 1997 were $615,000, and $1.5 million, respectively. Included in these amounts is approximately $103,000 and $265,000, respectively, representing both royalty payments made to a third party from which the Company, has licensed certain technologies related to GLIADEL and certain costs specifically related to the commercial product launch of GLIADEL in the United States. To the extent GLIADEL production levels increase, the Company expects that per unit product costs may decrease as economies of scale are achieved. There can be no assurance, however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

    Research and development expenses increased to $6.9 million and $13.6 million, respectively, for the three and six months ended June 30, 1997 as compared to $3.6 million and $7.1 million, respectively, for the same periods in 1996. The increase in these costs was primarily attributable to expenses related to increased personnel costs and contracted research, consulting and laboratory supplies. In the second quarter of 1997, the Company continued to accelerate its

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

neuroimmunophilin, pre-synaptic glutamate inhibitors, polymer, and other research and development programs, completed work on the study report on the Phase IIb clinical trials of DOPASCAN in the United States, and continued with Phase I clinical trials for a high dose formulation of GLIADEL. The Company also entered into an agreement with a third party manufacturer for the development and supply of DOPASCAN for the Company's planned Phase III clinical trials for that product candidate. In addition, in the three and six months ended June 30, 1997, research and development expenses included charges relating to certain consulting agreements entered into in April 1996, consisting of non-cash compensation expense of $348,000 and $765,000, respectively, and cash compensation expense of $31,000, and $60,000, respectively. For the three and six month periods ended June 30, 1996, non-cash compensation expense related to these agreements of $45,000, and cash compensation expense of $48,000 were recorded. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required to record varying amounts quarterly of up to an additional $1.4 million in the aggregate of non-cash compensation charges in research and development expenses through 2001 relating to these agreements. The Company anticipates that its research and development expenses will continue to increase significantly in future periods.

    General and administrative expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 1997 as compared to $1.9 million and $3.2 million, respectively for the same periods in 1996. The increase in general and administrative expenses of $429,000 for the six months ended June 30, 1996 compared to the same period in 1997 was attributable to higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of employees has increased. Increases in costs related to patenting and other activities related to establishment and preservation of the Company's intellectual property rights and costs related to operations as a public company also contributed to increased general and administrative expenditures over this period. The decrease of $53,000 in general and administrative expense from the three months ended June 30, 1996 to the same period in 1997 reflects a stabilization in the number of personnel in general and administrative areas and a decrease in the latter period of certain consulting and professional fees incurred by the Company. In general, the Company anticipates that its general and administrative expenses will increase in future periods.

    Other income and expense relates primarily to interest income and interest expense. Interest income increased to $1.9 million and $2.9 million, respectively, for the three and six months ended June 30, 1997 as compared to $795,000 and $1.2 million for the same periods in 1996. The increase was primarily attributable to an increase in the average invested capital during the three and six months ended June 30, 1997 as compared to the same periods in 1996. The increase in average invested capital was primarily due to the public sale of the Company's common stock in April, 1997 (see Note 7 to the Consolidated Financial Statements) and milestone/licensing fee revenues from RPR recognized in the third quarter of 1996. For the three and six months ended June 30, 1997, the Company incurred interest expense of $207,000 and $400,000, respectively, relating to borrowings

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

under its loan agreements with Signet Bank providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment. Interest expense was $116,000 and $187,000, respectively, for the three and six months ended June 30, 1996. The increase in interest expense for the 1997 periods as compared to those in 1996 resulted from greater outstanding principal balances during the later periods under these loan agreements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and investments were $134.8 million at June 30, 1997. Included in this amount is $11.8 million of restricted cash held as collateral with respect to certain of the Company's indebtedness. The increase in cash and investments of $57.4 million from December 31, 1996 to June 30, 1997 was primarily due to the public sale in April 1997 of an aggregate of approximately
3.7 million shares of the Company's Common Stock, resulting in net proceeds to the Company of approximately $71 million.

    The Company incurred capital expenditures of $1.4 million for the three months ended June 30, 1997 compared to $4.0 million for the same period in 1996. The capital expenditures made in the 1997 period were primarily for purchases of capital equipment, consisting of laboratory, manufacturing, and computer equipment, and the construction of the Company's manufacturing plant for GLIADEL and other polymers under development. The capital expenditures made in the 1996 period were primarily for the construction of the Company's polymer manufacturing plant and tenant improvements for research and development laboratories and administrative offices. In addition, funds were used to purchase capital equipment, consisting of laboratory, manufacturing and computer equipment. Construction of the Company's research and development laboratories and administrative offices was substantially completed in November 1996.

    The Company had available approximately $700,000 at June 30, 1997 under its existing loan agreements with Signet Bank to finance the remaining tenant improvements related to the construction of laboratories and related areas. To finance capital equipment, the Company finalized a $5.0 million operating lease arrangement with General Electric Capital Corporation in September 1996 for the financing of certain equipment. Such financing, along with other sources of funds, is expected to provide for the Company's equipment needs at least through the third quarter of 1997. At June 30, 1997, $1.8 million was available under this arrangement with General Electric Capital Corporation to lease additional equipment.

    During the remainder of 1997 and 1998, the Company expects to make additional capital expenditures of approximately $3.7 million to expand the Company's GLIADEL manufacturing and other polymer development plant capacity if, among other factors, demand for GLIADEL supports such expansion. The Company expects to use the funds available under its $7.5 million loan agreement with RPR to fund the expansion.

    As of January 2, 1997, $4.0 million became available under the loan agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at June 30, 1997.

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

    The Company believes that its existing resources, including the net proceeds of its April 1997 public stock offering and the interest earned thereon, will be sufficient to fund the Company's activities until at least the end of the first quarter of 2000. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions will not result in the expenditure of these proceeds and the Company's other resources before that time.

    The Company anticipates that it will fund future capital requirements through a combination of its existing working capital, revenues (including product sales, royalty income, and milestones/licensing fees) generated under its agreements with RPR relating to GLIADEL, public or private financing (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings:

         None

Item 2.  Changes In Securities:

         None

Item 3.  Defaults in Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders

                 A.        April 1, 1997 Special Meeting of Stockholders

                 The Company held a Special Meeting of Stockholders on April 1, 1997 to consider and act on a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. The vote was as follows:

                 In Favor         Opposed        Abstained     Broker Non-Votes
                 --------------------------------------------------------------

                 10,421,285       127,802        20,858        6,246

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES

                 B.        May 21, 1997 Annual Meeting of Stockholders

                 The Company's Annual Meeting of Stockholder was held on May 21, 1997. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:

                 Nominee                              For             Against
                 ------------------------------------------------------------

                 Craig R. Smith, M.D.                 9,751,226        61,625
                 Solomon H. Snyder, M.D.              9,751,226        61,625
                 Richard L. Casey                     9,751,226        61,615
                 W. Leigh Thompson, M.D., Ph.D.       9,751,226        61,625
                 Elizabeth M. Greetham                9,751,226        61,625
                 George L. Bunting, Jr.               9,751,226        61,625

                 In addition, the following proposals were approved as follows:

                 Proposal to amend the Company's 1993 Employee Share Option and Restricted Share Plan, as amended:

                 For              Against          Abstained
                 -------------------------------------------

                 8,892,669        888,846          31,336

                 Proposal to ratify the selection of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending December 31, 1997.

                 For              Against          Abstained
                 -------------------------------------------

                 9,796,468        4,125            12,358


Item 5.  Other Information:
                 None

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K:

                 A.       Exhibits

Exhibit No.               Description
-----------               -----------
3.03                      Certificate of Amendment to Amended and Restated
                          Certificate of Incorporation (incorporated by
                          reference to Current Report on Form 8-K filed April
                          4, 1997)

10.43                     Lease Agreement, dated June 9, 1997 between SN
                          Properties Inc. and the Company

10.44*                    Development and Phase III Clinical Trial Supply
                          Agreement, dated May 22, 1997 between MDS Nordion
                          Inc. and MDS Nordion S.A., on the one hand, and the Company, on the other hand

10.45                     Non-Qualified Stock Option Agreement , dated April 1,
                          1997 with David R. Savello, Ph.D.

10.46                     Amendment to Directors' Stock Option Plan

11.2                      Statement Re: Computation of Earnings (Loss) Per Share

27.2                      Financial Data Schedule

-------------------------
* Confidential Treatment has been requested with respect to certain portions of this document.


                 B.       Report on Form 8-K

                 On April 4, 1997, the Company filed a current report on Form 8-K, the purpose of which was to further update the description of the common stock of the Company contained in its Form 8-A, filed under the Securities Exchange Act of 1934, as revised and supplemented by amendments or reports filed for the purpose of updating that description. The description of the common stock was modified to reflect the filing of the amendment, on April 1, 1997, to the Company's Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares. A copy of that amendment was filed as an exhibit to the Form 8-K.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Guilford Pharmaceuticals Inc.




Date:     August 13, 1997      /s/ Craig R. Smith, M.D.
                               -------------------------------------------------
                               Craig R. Smith, M.D.
                               President and CEO



Date:     August 13, 1997      /s/ Andrew R. Jordan
                               -------------------------------------------------
                               Andrew R. Jordan
                               Senior Vice President and Chief Financial Officer
                               (Principal Accounting Officer)