Form 10-Q
period 1997-09-30
GUILFORD PHARMACEUTICALS INC
filed 1997-11-12
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                              ------------------

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


                    Yes     X             No
                        ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at November 10, 1997

Common Stock, $.01 par value                          19,366,320
----------------------------             --------------------------------

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES





                                     INDEX

                                                                             Page (s)
                                                                             ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996                  3

                    Consolidated Statements of Operations
                    Three and nine months ended September 30,
                    1997 and 1996                                             4

                    Consolidated Statement of Stockholders' Equity
                    Nine months ended September 30, 1997                      5

                    Consolidated Statements of Cash Flows
                    Three and nine months ended September 30,
                    1997 and 1996                                             6

                    Notes to Consolidated Financial Statements                7-10

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11-18

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                               18

PART II.  OTHER INFORMATION                                                   19-20

          SIGNATURES                                                          21

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      SEPTEMBER 30, 1997
                                                                          (UNAUDITED)       DECEMBER 31, 1996
                                                                      -------------------  --------------------
                                ASSETS
                                ------
Current assets:
    Cash and cash equivalents                                           $        7,719       $      16,560
    Short-term investments                                                      55,575              20,097
    Short-term investments - restricted                                          2,687               1,608
    Accounts receivable                                                            629                 376
    Stock subscription receivable                                               20,000                   -
    Inventories                                                                  1,253               1,533
    Other current assets                                                         1,145                 435
                                                                       ----------------     ---------------
                         Total current assets                                   89,008              40,609
Investments                                                                     68,963              30,653
Investments - restricted                                                         9,878               8,521
Property and equipment, net                                                     15,073              13,455
Other assets                                                                       310                 421
                                                                       ----------------     ---------------
                                                                        $      183,232       $      93,659
                                                                       ================     ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
   Accounts payable                                                     $        1,663       $       2,038
   Bond payable - current portion                                                  941                 941
   Term loan payable - current portion                                           1,095                 540
   Accrued payroll related costs                                                 1,864               1,238
   Accrued consulting and contracted research                                      365                 935
   Accrued expenses and other current liabilities                                1,931               1,185
                                                                       ----------------     ---------------
      Total current liabilities                                                  7,859               6,877

Long-term liabilities:
   Bond payable, less current portion                                            5,882               6,588
   Term loan payable, less current portion                                       5,472               4,317
                                                                       ----------------     ---------------

      Total liabilities                                                         19,213              17,782

Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares,  none issued                                    -                   -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                                          -                   -
   Common stock, par value $.01 per share.
        Authorized 40,000,000 shares
       19,348,407 and 13,979,490 issued and
       outstanding at September 30, 1997
       and December 31, 1996                                                       193                 140
   Additional paid-in capital                                                  184,793              90,880
   Accumulated deficit                                                         (20,147)            (14,874)
   Notes receivable on common stock                                                (60)               (129)
   Unrealized gain on available for sale securities                                437                  62
   Treasury stock - restricted                                                    (878)                  -
   Deferred compensation                                                          (319)               (202)
                                                                       ----------------     ---------------
                      Total stockholders' equity                               164,019              75,877
                                                                       ----------------     ---------------
                                                                        $      183,232       $      93,659
                                                                       ================     ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                      1997                    1996             1997                 1996
                                                --------------          -------------     -------------       --------------
Revenues:
    Contract revenues                            $     15,000            $    20,000       $    15,000         $     27,600
    Product sales                                       1,055                    -               4,880                  -
    License fees and royalties                            496                    -               1,152                  -
    Revenues under collaborative agreements                97                     12               266                   31
                                                --------------          -------------     -------------       --------------
       Total revenues                                  16,648                 20,012            21,298               27,631

Costs and Expenses:
    Cost of sales                                         538                    -               2,060                  -
    Research and development                            9,469                  5,831            23,080               13,253
    General and administrative                          2,152                  1,608             5,779                4,516
                                                --------------          -------------     -------------       --------------
       Total costs and expenses                        12,159                  7,439            30,919               17,769
                                                --------------          -------------     -------------       --------------
Operating  income (loss)                                4,489                 12,573            (9,621)               9,862
Other income (expense):
    Interest income                                     2,067                    767             4,927                1,921
    Other income                                            -                      5                36                    6
    Interest expense                                     (215)                  (157)             (615)                (345)
                                                --------------          -------------     -------------       --------------
          Net income (loss)                      $      6,341            $    13,188       $    (5,273)        $     11,444
                                                ==============          =============     =============       ==============


Earnings (loss) per common share:                $       0.32            $      0.86       $     (0.31)        $       0.81
                                                ==============          =============     =============       ==============

Weighted average common and
  common equivalent shares outstanding             20,052,459             15,378,086        16,961,043           14,214,433
                                                ==============          =============     =============       ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES



                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                   COMMON STOCK                                           NOTES
                                                                   ------------            ADDITIONAL                  RECEIVABLE
                                                              NUMBER                        PAID-IN     ACCUMULATED     ON COMMON
                                                             OF SHARES         AMOUNT       CAPITAL       DEFICIT         STOCK
                                                             ---------         ------       -------       -------         -----
BALANCE, DECEMBER 31, 1996                                  13,979,490         $ 140       $ 90,880     $ (14,874)      $ (129)
Issuance of common stock in  secondary public offering
   at $20.00 per share, net of offering costs                3,737,500            37         70,449
Other issuances of common stock                              1,631,417            16         22,606
Purchase of common stock
Amortization of stock option compensation                                                       858
Amortization of deferred compensation
Reduction in notes receivable on common stock                                                                               69
Unrealized gain on available for sale securities
Net loss for the period                                                                                    (5,273)

                                                           ------------       -------    -----------   -----------      -------
BALANCE, SEPTEMBER 30, 1997                                 19,348,407         $ 193      $ 184,793     $ (20,147)       $ (60)
                                                           ============       =======    ===========   ===========      =======
                                                                  UNREALIZED
                                                                   GAIN ON          TREASURY                         TOTAL
                                                                AVAILABLE FOR        STOCK           DEFERRED     STOCKHOLDERS'
                                                               SALE SECURITIES     RESTRICTED      COMPENSATION      EQUITY
                                                               ---------------     ----------      ------------      ------
BALANCE, DECEMBER 31, 1996                                         $      62       $     -           $ (202)       $  75,877
Issuance of common stock in  secondary public offering
   at $20.00 per share, net of offering costs                                                                         70,486
Other issuances of common stock                                                                        (331)          22,291
Purchase of common stock                                                              (878)                             (878)
Amortization of stock option compensation                                                                                858
Amortization of deferred compensation                                                                   214              214
Reduction in notes receivable on common stock                                                                             69
Unrealized gain on available for sale securities                         375                                             375
Net loss for the period                                                                                               (5,273)
                                                                  -----------     ---------         --------      -----------
BALANCE, SEPTEMBER 30, 1997                                        $     437       $  (878)          $ (319)       $ 164,019
                                                                  ===========     =========         ========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       GUILFORD PHARMACEUTICALS INC.
                              AND SUBSIDIARIES
                                (UNAUDITED)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT SHARE DATA)




                                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------    -------------------------------
                                                                     1997             1996                1997           1996
                                                                     ----             ----                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $     6,341        $    13,188      $     (5,273)     $  11,444
   Adjustments to reconcile net income (loss) to
     net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                    874                307             2,073            797
      Noncash compensation expense                                     132                743             1,072            850
   Changes in assets and liabilities:
      Accounts receivable - net                                        758                 -               (300)            -
      Collaborative research receivable                                227                 -                198             -
      Subscription receivable                                      (20,000)                -            (20,000)            -
      Licensing fee receivable                                          -                  -                 -             556
      Notes receivable                                                  -                  30                -              56
      Inventory                                                        176               (135)              280           (135)
      Other current assets                                            (617)              (177)             (710)           (45)
      Other assets                                                      54                (11)              111             (3)
      Accounts payable                                                   3               (954)             (375)           143
      Accrued expenses and other liabilities                         1,574              1,336               650            869
                                                              --------------       ------------      ------------   ------------
         Net cash provided by (used in)
          operating activities                                     (10,478)            14,327           (22,274)        14,532
                                                              --------------       ------------      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                  (897)            (1,067)           (3,680)        (8,068)
   Maturities of held-to-maturity investments                       13,386             21,443            32,320         41,941
   Maturities of available-for-sale investments                     12,751                 -             28,872             -
   Purchases of held-to-maturity investments                       (16,529)           (19,200)          (38,949)       (81,395)
   Purchases of available-for-sale investments                     (32,825)                 -           (98,646)            -
   Restricted investments                                              205               (539)              556           (528)
                                                              --------------       ------------      ------------   ------------
         Net cash used in investing activities                     (23,909)               637           (79,527)       (48,050)
                                                              --------------       ------------      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                      20,849                 53            92,067         50,511
   Purchase of treasury stock                                         (151)                 -              (878)            -
   Proceeds from bond and term loan issuances                          620              2,166             1,710          6,459
   Equity proceeds from Gell Pharmaceuticals, Inc.
     relating to the put option                                         -                 289               698            737
   Payment of notes receivable on common stock                          39                 -                 69             -
   Principal payments on bond payable                                 (236)              (157)             (706)          (235)
                                                              --------------       ------------      ------------   ------------
         Net cash provided by financing activities                  21,121              2,351            92,960         57,472
                                                              --------------       ------------      ------------   ------------
Net increase (decrease) in cash and cash equivalents               (13,266)            17,315            (8,841)        23,954
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                20,985             10,899            16,560          4,260
                                                              --------------       ------------      ------------   ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                 $     7,719          $  28,214         $   7,719      $  28,214
                                                              ==============       ============      ============   ============


Supplemental disclosures of cash flow information:
    Net interest paid                                          $       215          $     100         $     609      $     317
    Income taxes paid                                          $        -           $      -          $     179      $      -
    Unrealized gain or on available for sale securities        $       226          $      -          $     375      $      -
    Collateral transferred from unrestricted to
      restricted investments, net                              $       800          $   2,087         $   1,656      $   3,838
                                                              ==============       ============      ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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


         In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows for the three and nine month periods ended September 30, 1997 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.


         Net loss per share data for the periods ending September 30, 1996 have been adjusted to reflect a three-for-two stock split declared on October 15, 1996.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

3.       ACCOUNTING POLICIES

         NET EARNINGS (LOSS) PER SHARE

         The computation of net earnings (loss) per share is based on the weighted average common shares outstanding during the periods, and include, when their effect is dilutive, common stock equivalents consisting of warrants, stock options and put rights.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


3.       ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

ending after December 15, 1997. Under SFAS 128, primary and fully diluted earnings per share are replaced by basic and diluted earnings per share. SFAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share because the Company currently expects to be in a loss position for the year ending December 31, 1997 and, consequently, common equivalent shares from stock options are excluded as their effect is anti-dilutive.

         The FASB has recently issued three new accounting standards, Statement No. 129, "Disclosure of Information about Capital Structure", Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", and if adopted will be effective for periods presented after December 31, 1997. The Company is evaluating the effect of these new statements.

         RECLASSIFICATIONS

         Certain amounts have been reclassified to conform with the current period's presentation.

4.       INVENTORIES

         Inventories consist of the following (in thousands):

                                  September 30, 1997     December 31, 1996
                                      (Unaudited)
             Finished products          $  224                 $  501
             Work in process               737                    432
             Raw materials                 292                    600
                                         -----                  -----
                                        $1,253                 $1,533
                                         =====                  =====

         Inventories include products and materials that can be either held for sale to third parties as well as used in the Company's development activities. The amount of products or materials identified as intended for development activities is expensed as soon as such inventory is specifically identified for non-commercial use.

5.       CONTRACT REVENUE

         On August 20, 1997, the Company entered into a Binding Term Sheet (the "Amgen Agreement") with Amgen Inc. ("Amgen") respecting the research, development and commercialization of the

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


5.    CONTRACT REVENUE (CONTINUED)

Company's FKBP-based neuroimmunophilin ligand technology ("Neuroimmunophilin Technology") for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen Agreement, Amgen initially paid the Company an aggregate of $35 million as follows: (a) a one-time, non-refundable payment of $15 million upon the signing of the Amgen Agreement in August, 1997, and (b) a second payment of $20 million made on October 1, 1997 upon the closing of Amgen's purchase for 640,095 shares of the Company's common stock ("Common Stock") and five-year Warrants to purchase up to an additional 700,000 shares of Common Stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under the Securities Act of 1933, as amended.


         Under the terms of the Amgen Agreement, Amgen has also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years, to support research activities at the Company relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research. The Amgen Agreement provides for certain milestone payments to the Company in up to ten different specified clinical indications, seven of which are neurological and three of which are non-neurological, in the event Amgen achieves certain development milestones. In addition, the Company will receive royalties on product sales, if any related to the Neuroimmunophilin Technology in the future.

         The Company recognized $27.5 million in contract revenues for the nine months ended September 30, 1996 relating to non-refundable payments pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR").

6.       PRODUCT SALES & ROYALTIES

         Pursuant to the RPR Agreements the Company recognized revenues of $1.45 million ($1.0 million in product sales and $446,000 in royalty revenues) and of $6.0 million ($4.9 million in product sales and $1.1 million in royalty revenues), respectively, for the three and nine months ended September 30, 1997 relating to sales of GLIADEL 7 Wafer ("GLIADEL"). GLIADEL was commercially launched in the United States on February 25, 1997. Under the RPR Agreements, Guilford receives a combined transfer price of 20% and royalty of 15% (which escalates up to 20% on incremental sales based on achieving certain levels of total annual GLIADEL sales) of the net sales of GLIADEL.

7.       INCOME TAXES

         As of December 31, 1996, the Company had net operating loss ("NOL") carryforwards available in the United States for federal income tax purposes of approximately $10.6 million, which will begin to expire at various dates between 2008 to 2010. NOL carryforwards are subject to ownership

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES




7.       INCOME TAXES (CONTINUED)

change limitations and may also be subject to various other limitations on the amounts to be utilized. Additionally, through December 31, 1996, the Company had foreign tax credit carryforwards of $61,000 expiring in 2000 and 2001, and general business tax credit carryforwards of $960,000 expiring between 2008 and 2011.

         Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to deferred tax assets which may not be realized in the future, resulting in net deferred tax assets of approximately $179,000 at September 30, 1997.

         Income tax expense for the nine months ended September 30, 1997 and 1996 differs from the expected amount and hence no provision is shown on the Statement of Operations for the following reasons:

                                                          September 30,
                                                       1997          1996
                                                    ------------------------
                                                         ($ in thousands)
Computed expected tax provision (benefit)
  - Federal and state                                ($1,793)       $3,900
Increase (decrease) in valuation allowance             1,793        (3,900)
                                                      -------       -------

                 Income tax expense                   $    -        $   -
                                                      =======       =======


8.       COMMITMENTS

         In June, 1997, the Company entered into an operating lease for 16,200 square feet of laboratory and office space with an initial term commencing on June 22, 1997 and ending on December 31, 1998. In October, 1997 the Company exercised its option under the lease to extend the term of the lease until June 30, 1999. The Company is obligated to pay minimum future rental payments related to this lease of $255,500, $486,000 and $243,000 for the years ending December 31, 1997, 1998 and 1999, respectively.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         Any statements made by Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion contains forward-looking statements, including, but not limited to, those concerning the commencement and completion of the research program relating to the Company's FKBP-based neuroimmunophilin ligand technology and clinical development activities, the Company's strategic plans, anticipated expenditures and the need for additional funds, all of which involve significant risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Information concerning factors that could affect such results are set forth herein and in the Company's filings with the Securities and Exchange Commission, including the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, declared effective September 16, 1997 (the "September 1997 Form S-3").


                                  *    *    *

GENERAL

         Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery products using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions. Since its inception, the Company has initially focused its efforts on commercializing its first product, GLIADEL(R)Wafer ("GLIADEL"), a proprietary biodegradable polymer product for delivering the chemotherapeutic agent, BCNU, for brain cancer and developing its second product candidate, DOPASCAN(R) Injection ("DOPASCAN"), a radiolabeled imaging agent for the diagnosis and monitoring of Parkinson's disease. The Company has in-licensed and developed itself certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions as well as new types of biodegradable polymers and has accelerated research and development activities with respect to certain of these technologies.

         The Company anticipates that its future revenues will come primarily from two sources: (i) transfer payments and/or royalties related to sales of GLIADEL and other products that may be developed in the future and (ii) milestone, rights and other payments made under the Company's current and any future collaboration agreements relating to the research, development and/or commercialization of the Company's technologies. As noted below, the Company is eligible for certain milestone and other payments in the future under its collaborations with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and Amgen Inc. ("Amgen") if certain regulatory and/or development objectives are attained and views these potential payments as significant future revenue opportunities. As noted below and in the September 1997 Form S-3, there can be no assurance, however, that the Company will be successful in its efforts to enter into future collaborations for the research, development and/or commercialization of its technologies or will receive any or all of the milestone payments for which it is eligible under its existing or any future collaborations.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


         In September 1996, the U.S. Food and Drug Administration ("FDA") cleared the Company's New Drug Application for GLIADEL as an adjunct to surgery in-patients with recurrent glioblastoma multiforme for whom surgery is indicated. On February 25, 1997, GLIADEL was commercially launched in the United States by the Company's worldwide (except in Scandinavia) marketing partner, RPR, and since launch, the Company has recognized $6.0 million in product sales and royalties for the first nine months of 1997. Of this $6.0 million amount, $4.9 million represent sales of GLIADEL to RPR and $1.1 million represent royalties on RPR sales to third parties. In addition, under the terms of its agreements with RPR, the Company is eligible to receive up to $40 million in milestone and other payments if RPR is able to achieve certain specified regulatory objectives. As noted below and in the September 1997 Form S-3, future sales of GLIADEL are subject to significant risk and uncertainty, and there can be no assurance that both sales to RPR and sales to third parties will increase or continue at the current rate in future periods. Furthermore, the milestone and other payments payable by RPR are contingent on making certain domestic and international regulatory filings and obtaining clearances for GLIADEL, the timing and extent of which are not within the control of the Company, and there can be no assurance that any or all of such regulatory objectives will be attained. Except for GLIADEL, the Company's product candidates are not expected to generate revenues from product sales for at least the next several years, if at all.

         On August 20, 1997, the Company entered into a Binding Term Sheet (the "Amgen Agreement") with Amgen respecting the research, development and commercialization of the Company's FKBP-based neuroimmunophilin ligand technology ("Neuroimmunophilin Technology") for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen Agreement, Amgen initially paid the Company an aggregate of $35 million as follows: (a) a one-time, non-refundable payment of $15 million upon the signing of the Amgen Agreement in August, 1997, and (b) a second payment of $20 million made on October 1, 1997 upon the closing of Amgen's purchase for 640,095 shares of the Company's common stock ("Common Stock") and five-year Warrants to purchase up to an additional 700,000 shares of Common Stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under the Securities Act of 1933, as amended.

        Under the terms of the Amgen Agreement, Amgen has also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years, to support research activities at the Company relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research. The Amgen Agreement provides for milestone payments of up to $392 million in the aggregate to the Company in the event Amgen achieves certain specified development milestones in each of ten different clinical indications, seven of which are neurological and three of which are non-neurological, specified in the Amgen Agreement. In addition, the Company will receive royalties on product sales, if any, related to the Neuroimmunophilin Technology in the future. Amgen has a minimum two-year research funding obligation, and Amgen may elect at any time to discontinue all activities relating to the development and commercialization of the Neuroimmunophilin Technology. As noted below and in the September 1997 Form S-3, there can be no assurance Amgen will be able to successfully develop any FKBP-based neuroimmunophilin compound into a safe and effective FDA-approved drug for neurological or other uses or that Guilford will earn any or all of the milestone payments

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


related to such development activities.

         Through December 31, 1996, substantially all the Company's revenues had been recognized as non-refundable research and development or rights and milestone payments under the Company's collaborations. While the Company reported net earnings of $5.1 million for fiscal 1996, the Company incurred net operating losses from its inception through the first quarter of 1996 and again in the fourth quarter of 1996. For the three and nine months ended September 30, 1997, the Company had a net income of $6.3 million (primarily the result of the one-time, non-refundable signing fee of $15 million from Amgen) and a net loss of $5.3 million, respectively, and through September 30, 1997, the Company had an accumulated deficit of $20.1 million.

         In addition to revenues related to GLIADEL, the Company's only other revenues recognized in fiscal year 1997 as of September 30, 1997 consist of the one-time, non-refundable signing fee of $15 million from Amgen. As noted above, during the remainder of 1997 the Company anticipates recognizing revenue in the form of payments made by Amgen for certain research activities to be conducted by the Company pursuant to the Amgen Agreement. In addition, in the future the Company may be entitled to certain non-refundable, milestone payments in the event certain development milestones are achieved by Amgen and to royalties on future product sales, if any. As noted below and in the September 1997 Form S-3, whether the Company will ever recognize future revenues in the form of milestone payments and royalties under the Amgen Agreement is subject to significant risk and uncertainty, and there can be no assurance that that the Company will recognize significant revenues, if any, from these sources in the future.

         The Company does not anticipate that 1997 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and Amgen and other existing and potential collaborations, expenditures relating to the Company's research and development, clinical and manufacturing activities, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the preservation and extension of the Company's intellectual property rights.

         The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company commercializes GLIADEL through its marketing partners and conducts research and development activities to develop its other technologies and potential products. The Company has experienced substantial personnel growth since its inception. As of September 30, 1997 the Company had 187 full-time employees as compared to 140 full-time employees at December 31, 1996. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully including any product candidates identified pursuant to activities under the collaboration with Amgen, conduct

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


clinical trials, obtain required regulatory clearances, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the "Risk Factors" section of the September 1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

         Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. In particular, prior to the commercial launch of GLIADEL in the United States in February 1997, RPR's oncology sales force had no prior experience marketing and selling a product to neurosurgeons. Furthermore, GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and on its own single manufacturing facility to produce GLIADEL. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel or plant or equipment problems, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's Good Manufacturing Practice (GMP) regulations), and the potential inability to meet future product demand, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For discussion of these and other risks, see the "Risk Factors" section of the September 1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

         Moreover, there can be no assurance that Amgen will be able to achieve any of the development milestones set forth in the Amgen Agreement with respect to any specified indication. The research, development and commercialization of early stage technology like the Neuroimmunophilin Technology is subject to significant risks and uncertainty respecting, among other things, selection of an appropriate lead compound, successful completion of the pre-clinical and clinical development activities, regulatory clearances, formulation of final product dosage forms, scale-up from bench quantities to commercial quantities and manufacture of products and commercialization of such products as well as the successful preservation and extension of the patent and other intellectual property rights. For discussion of these and other risks, see the "Risk Factors" section of the September1997 Form S-3, particularly those paragraphs specifically addressing the aforementioned risks.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended September 30, 1997 and
1996

         The Company recognized $16.6 million and $21.3 million, respectively, in revenues for the three and nine months ended September 30, 1997, consisting primarily of the one-time, non-refundable signing payment of $15 million from Amgen and revenues from product sales and royalties relating to GLIADEL as well as amounts reimbursed by RPR relating to the Company's efforts to develop a high dose GLIADEL product. For the same periods in 1996 the Company recognized $20.0

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


million and $27.6 million, respectively, in revenues, primarily related to a rights and milestone payment for an aggregate of $27.5 million made to the Company by RPR under the Company's agreements with RPR respecting the marketing, sales and distribution of GLIADEL.

         Revenues received by the Company respecting GLIADEL sales consist of two main components: (i) transfer price payments related to sales of product directly to RPR and (ii) royalty payments made by RPR to the Company on product sales to end-users. GLIADEL was commercially launched in the United States by RPR on February 25, 1997. The majority of the revenues received by the Company in each of the first two quarters of 1997 related to GLIADEL have consisted of transfer price payments related to sales of GLIADEL to RPR in order for RPR to build up an initial inventory of the product. The reduction in revenues related to GLIADEL sales in the third quarter of 1997 as compared to the second quarter of 1997 has primarily resulted from the reduction in the level of transfer payments made by RPR from $1.8 million for the second quarter of 1997 to $1.0 million for the third quarter of 1997, reflecting a stabilization in RPR's current inventory requirements for GLIADEL. Based on information from RPR concerning its future inventory needs, the Company currently expects the amount of transfer payments to be made by RPR in the fourth quarter of 1997 not to exceed the amount paid in the third quarter of 1997. Royalties paid by RPR on end-user sales remained level from the second quarter to the third quarter of 1997, and based solely on the information supplied by RPR, the Company currently does not expect royalty amounts to increase significantly in the fourth quarter of 1997. As noted above and in the September 1997 Form S-3, future GLIADEL sales are subject to a number of risks and uncertainties, and there can be no assurance that GLIADEL sales will generate significant revenues for the Company.

         Cost of sales for the three and nine months ended September 30, 1997 were $538,000, and $2.1 million, respectively. Included in these amounts are approximately $61,000 for the three months ended September 30, 1997 representing royalty payments made to a third party from which the Company has licensed certain technologies related to GLIADEL and approximately $326,000 for the nine months ended September 30, 1997 representing both third party royalty payments and certain costs specifically related to the commercial product launch of GLIADEL in the United States. To the extent GLIADEL production levels increase, the Company expects that per unit product costs may decrease as economies of scale are achieved. There can be no assurance; however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

         Research and development expenses increased to $9.5 million and $23.1 million, respectively, for the three and nine months ended September 30, 1997 as compared to $5.8 million and $13.3 million, respectively, for the same periods in 1996. The increase in these costs was primarily attributable to expenses related to increased personnel costs, contracted research, consulting, laboratory supplies and royalties owed to a third-party licensor of certain technology relating to contract revenues recognized under the Amgen Agreement. In the third quarter of 1997, the Company continued to accelerate its neuroimmunophilin, pre-synaptic glutamate inhibitors, polymer, and other research and development programs, continued to fund development activities at the third party manufacturer for DOPASCAN, and continued with Phase I clinical trials for a high dose formulation of GLIADEL. In addition, in the three and nine months ended September 30, 1997,

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


research and development expenses included charges relating to certain consulting agreements entered into in April 1996, consisting of non-cash compensation expense of $93,000 and $858,000, respectively, and cash compensation expense of $62,500, and $181,000, respectively. For the three and nine month periods ended September 30, 1996, non-cash compensation expense related to these agreements of $711,000 and $ 755,000, respectively, and cash compensation expense of $106,000 and $151,000, respectively, were recorded. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required to record varying amounts of non-cash compensation charges in research and development expenses through 2001 relating to these agreements quarterly of up to an additional $1.3 million in the aggregate. The Company anticipates that its research and development expenses will continue to increase significantly in future periods.

         General and administrative expenses were $2.2 million and $5.8 million for the three and nine months ended September 30, 1997 as compared to $1.6 million and $4.5 million, respectively for the same periods in 1996. The increase in general and administrative expenses of $500,000 and $1.2 million for the three and nine months ended September 30, 1997, respectively, compared to the same period in 1996 was attributable to higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of such employees has increased. Increases in costs related to patenting and other activities related to establishment and preservation of the Company's intellectual property rights and costs related to operations as a public company also contributed to increased general and administrative expenditures over this period. The Company anticipates that its general and administrative expenses will increase in future periods.

         Other income and expense relates primarily to interest income and interest expense. Interest income increased to $2.1 million and $4.9 million, respectively, for the three and nine months ended September 30, 1997 as compared to $767,000 and $1.9 million for the same periods in 1996. The increase was primarily attributable to an increase in the average invested capital during the three and nine months ended September 30, 1997 as compared to the same periods in 1996. The increase in average invested capital was primarily due to the public sale of the Company's Common Stock in April, 1997 and the one-time, non-refundable signing fee of $15 million paid by Amgen in August 1997. For the three and nine months ended September 30, 1997, the Company incurred interest expense of $215,000 and $615,000, respectively, relating to borrowings under its loan agreements with Signet Bank providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment. Interest expense was $157,000 and $345,000, respectively, for the three and nine months ended September 30, 1996. The increase in interest expense for the 1997 periods as compared to those in 1996 resulted from greater outstanding principal balances during the later periods under these loan agreements.

LIQUIDITY AND CAPITAL RESOURCES

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


         The Company's cash and investments were $144.8 million at September 30, 1997. Included in this amount is $12.6 million of restricted cash held as collateral with respect to certain of the Company's indebtedness. The increase in cash and investments of $67.4 million from December 31, 1996 to September 30, 1997 was primarily due to the public sale in April 1997 of an aggregate of approximately 3.7 million shares of the Company's Common Stock, resulting in net proceeds to the Company of approximately $71 million, and the one-time, non-refundable signing fee of $15 million paid by Amgen in August 1997. In addition, the Company received an aggregate of $20 million from Amgen on October 1, 1997 upon the closing of its purchase of 640,095 shares of the Company Common Stock and five-year Warrants to purchase up to an additional 700,000 shares of Common Stock at an exercise price of $35.15 per share. This $20 million amount is recorded as a subscription receivable on the Company's September 30, 1997 balance sheet.

         The Company incurred capital expenditures of $0.9 million for the three months ended September 30, 1997 compared to $1.1 million for the same period in 1996. The capital expenditures made in the 1997 period were primarily for purchases of capital equipment, consisting of laboratory, manufacturing, and computer equipment, and the construction of the Company's manufacturing plant for GLIADEL and other polymers under development. The capital expenditures made in the 1996 period were primarily for the construction of the Company's polymer manufacturing plant and tenant improvements for research and development laboratories and administrative offices. In addition, funds were used to purchase capital equipment, consisting of laboratory, manufacturing and computer equipment. Construction of the Company's research and development laboratories and administrative offices was substantially completed in November 1996.

         The Company had available approximately $133,000 at September 30, 1997 under its existing loan agreements with Signet Bank to finance the remaining tenant improvements related to the construction of laboratories and related areas. To finance capital equipment, the Company finalized a $5.0 million operating lease arrangement with General Electric Capital Corporation in September 1996 for the financing of certain equipment. Such financing, along with other sources of funds, is expected to provide for the Company's equipment needs at least through the fourth quarter of 1997. At September 30, 1997, $1.2 million was available under this arrangement with General Electric Capital Corporation to lease additional equipment. The Company is currently in discussions to extend these sources of funding and/or to arrange additional sources of financing to support the Company's future capital expenditures.

         In order to meet the Company's future facilities needs, the Company is currently in discussions to enter into a lease or other similar arrangement for an approximately 72,500 square foot facility to be constructed on a lot adjacent to the Company's current headquarters in Baltimore, Maryland in order to support the Company's future research, development and administrative activities over the next several years. The Company anticipates that the lease or other payments for such facility will not exceed $2.0 million annually and anticipates that the facility will be ready for occupancy prior to the end of the second quarter of 1999. There can be no assurance, however, that the Company will be able to finalize any such lease or other arrangement on acceptable terms or at all.

         During the remainder of 1997 and 1998, the Company expects to make additional capital

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


expenditures of approximately $3.7 million to expand the Company's GLIADEL manufacturing and other polymer development plant capacity if, among other factors, demand for GLIADEL supports such expansion. The Company expects to use the funds available under its $7.5 million loan agreement with RPR to fund the expansion.

         As of January 2, 1997, $4.0 million became available under the loan agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at September 30, 1997.

         The Company will require substantial funds in order to continue its research and development programs and preclinical and clinical testing, to manufacture and, where applicable, market its products and to meet its future facilities needs. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of collaborative and licensing agreements and other arrangements and the progress of manufacturing scale-up efforts.

         The Company believes that its existing resources, including the proceeds from the sale of Common Stock and Warrants to Amgen in October, 1997 and the interest earned thereon, will be sufficient to fund the Company's activities for at least the next 12 months. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions, and anticipated capital expenditures will not result in the expenditure of these proceeds and the Company's other resources before that time.

         The Company anticipates that it will fund future capital requirements through a combination of its existing working capital, revenues (including product sales, royalty income, and milestones/licensing fees) generated under its agreements with RPR relating to GLIADEL and Amgen relating to the Neuroimmunophilin Technology, public or private equity or debt financing (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Not Applicable

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings:

         None

Item 2.  Changes In Securities:

         On October 1, 1997, Amgen purchased the following Company securities in a private placement transaction for an aggregate consideration of $20 million: (a) 640,095 shares of the Company's Common Stock and (b) five-year Warrants to purchase up to an additional 700,000 shares of Common Stock at an exercise price of $35.15 per share. These securities were issued to Amgen without registration under the Securities Act of 1933 pursuant to the exemption from registration set forth in Section 4(2) of that act.

Item 3.  Defaults in Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

                 A.       Exhibits

Exhibit No.      Description
-----------      -----------
10.49*           Binding Term Sheet, dated August 20, 1997, between Amgen and the
                 Company and GPI NIL Holdings, Inc. (incorporated by reference from the
                 Company's Current Report on Form 8-K, filed September 4, 1997)

10.50            Common Stock and Warrant Purchase Agreement, dated October 1, 1997, between Amgen and the Company

10.51            Registration Rights Agreement, dated October 1, 1997, between Amgen and the Company

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



10.52           Warrant dated October 1, 1997

10.53           Employment Letter Agreement, dated August 11, 1997, between the
                Company and William C. Vincek, Ph.D.

11.3            Statement Re: Computation of Earnings (Loss) Per Share

27.3            Financial Data Schedule


* Confidential Treatment has been granted with respect to certain portions of this document.

                 B.       Report on Form 8-K

         On September 4, 1997, the Company filed a Current Report on Form 8-K, the purpose of which was to summarize the material terms of the collaboration between Amgen and the Company and to file as exhibits the press release announcing the transaction and a copy of the Binding Term Sheet, dated August 20, 1997, between Amgen and the Company and GPI NIL Holdings, Inc.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Guilford Pharmaceuticals Inc.




Date:     November 12, 1997             /s/ Craig R. Smith, M.D.
                                        ---------------------------------
                                        Craig R. Smith, M.D.
                                        President and CEO



Date:    November 12, 1997              /s/ Andrew R. Jordan
                                        ---------------------------------
                                        Andrew R. Jordan
                                        Senior Vice President and Chief
                                          Financial Officer
                                        (Principal Accounting Officer)