Form 10-K405
period 1997-12-31
GUILFORD PHARMACEUTICALS INC
filed 1998-03-27
CIK 918066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER: 0-23736

                               ----------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     As of March 17, 1998, the aggregate value of the approximately 19,445,145 shares of common stock of the Registrant issued and outstanding on such date, excluding approximately 3,577,015 shares held by all affiliates of the Registrant, was approximately $366,950,506. This figure is based on the closing sales price of $23.125 per share of the Registrant's common stock as reported on the Nasdaq(R) National Market on March 17, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Drug Delivery Business

     The Company's first product in its drug delivery business is GLIADEL(R) wafer ("GLIADEL"), a novel treatment for glioblastoma multiforme, the most common and rapidly fatal form of brain cancer. GLIADEL was cleared for marketing by the U.S. Food and Drug Administration ("FDA") in September 1996 for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgical resection is indicated. GLIADEL was commercially launched in the United States in February, 1997 by the Company's worldwide (except for Scandinavia) marketing partner, Rhone-Poulenc Rorer Pharmaceuticals, Inc. (together with its parent, Rhone-Poulenc Rorer, Inc., "RPR"). RPR has informed the Company that it has applied for regulatory clearance in several other countries, including France, Canada, Argentina, South Africa, Brazil, Korea and New Zealand, and is preparing to make filings in other countries. During the first quarter of 1998, RPR obtained regulatory clearance to market GLIADEL in Argentina and Brazil. The Company and RPR plan to seek expansion of the labeling for GLIADEL for malignant glioma at the time of initial surgery, and in this regard commenced patient enrollment in December, 1997 in a multi-center Phase III clinical trial in Europe, the United States and Israel for GLIADEL in patients undergoing initial surgery for malignant glioma. Additionally, in October, 1996 the Company commenced a Phase I dose-escalation clinical trial for a high-dose formulation of GLIADEL at varying concentrations of BCNU, the chemotherapeutic agent used in GLIADEL, with levels ranging from 6.5% up to 20%, in contrast to the 3.85% concentration contained in the currently marketed formulation of GLIADEL. RPR is also preparing to initiate clinical trials for GLIADEL for pediatric and metastatic brain cancer in 1998. Under its agreements with RPR, the Company is eligible to receive up to an aggregate of $40 million in milestone and other payments from RPR in the event that RPR is able to achieve certain specified international marketing clearances and to expand the marketing indication for GLIADEL to first surgery patients.

     The Company is also working to broaden its line of polymer-based oncology products through the use of other chemotherapeutic agents, different polymer systems and various formulations. The Company's first product candidate in this program is a controlled release formulation of the chemotherapeutic agent, paclitaxel (Taxol(R)) for peritoneal administration. In this formulation, the paclitaxel is delivered via a proprietary biodegradable polyphosphoester ("PPE") polymer exclusively developed in collaboration with scientists at The Johns Hopkins University ("Johns Hopkins"), and is initially targeted for the treatment of ovarian cancer. Other cancers that may be suitable for this type of targeted therapeutic approach include tumors of the prostate, head and neck, breast, liver and lungs.

     Neurological Products Program

     In Guilford's neurological business, the Company is developing DOPASCAN(R) Injection ("DOPASCAN"), a radio-labeled tropane derivative imaging agent for the diagnosis and monitoring of Parkinson's disease, as well as neurotrophic (i.e., nerve regenerative) and neuroprotectant small molecules as potential treatments for a range of neurodegenerative diseases and conditions such as Parkinson's disease, Alzheimer's disease, stroke, ALS, multiple sclerosis, spinal cord injury and peripheral neuropathies. In addition, the Company is researching small molecule therapeutics for cocaine and possibly other addictions.

     In 1997, the Company completed a multi-center Phase II clinical trial in North America of DOPASCAN in conjunction with the Parkinson Study Group, the results of which indicate that DOPASCAN can differentiate subjects with a Parkinsonian disorder (i.e., Parkinson's disease and progressive supranuclear palsy) from subjects without a Parkinsonian disorder (e.g., essential tremor and healthy controls) with a high sensitivity (98%) and specificity (97%). No serious adverse events were attributed to DOPASCAN in this study.

     The Company's neurotrophic program is based on observations first made in Dr. Solomon Snyder's laboratory at Johns Hopkins that immunophilins, which are intracellular proteins which bind to immunosuppressant drugs such as FK 506 and cyclophilin A, are enriched 10-40 fold in the central nervous system. The Company is the exclusive licensee from Johns Hopkins of a U.S. patent application covering the neurotrophic effects of certain immunosuppressant drugs and other immunophilin ligands. Guilford scientists, together with their academic collaborators, further demonstrated that the neurotrophic pathway could be separated from the immunosuppressant pathway, and Guilford scientists have synthesized hundreds of proprietary small molecules which are potently neurotrophic, orally-bioavailable and cross the blood-brain barrier. Certain in vivo pre-clinical results with one of the Company's novel neuroimmunophilin ligands, GPI 1046, were published in the March 4, 1997 issue of the Proceedings of the National Academy of Sciences. These experiments demonstrated that GPI

1046 induced significant nerve regeneration and functional recovery in rodent models of both central neuronal degeneration and peripheral nerve damage. In September 1997, the Company announced interim results from preliminary experiments which appear to confirm these findings in a primate model of Parkinson's disease.

     In August, 1997, the Company entered into a collaboration with Amgen Inc. ("Amgen") respecting the research, development and commercialization of the Company's FKBP-based neuroimmunophilin ligand technology ("Neuroimmunophilin Technology") for all human therapeutic and diagnostic applications. Pursuant to the terms of the Company's agreements with Amgen (the "Amgen Agreements"), Amgen initially paid the Company a one time, non-refundable payment of $15 million and invested an additional $20 million in the Company in exchange for 640,095 shares of the Company's common stock and five-year Warrants to purchase up to an additional 700,000 shares of Company common stock at an exercise price of $35.15 per share. Amgen also agreed to pay up to $13.5 million in the aggregate, payable quarterly over three years, to support research activities at the Company relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years. Further, in the event Amgen achieves certain specified development and regulatory milestones in each of ten different clinical indications, Amgen has agreed to pay to the Company up to $392 million in the aggregate. The Company will receive royalties on product sales, if any, related to the Neuroimmunophilin Technology in the future. There can be no assurance, however, that Amgen will be able to successfully develop any FKBP-based neuroimmunophilin compound into a safe and effective regulatory approved drug for neurological or other uses, and that Guilford will thereby earn any of the milestone payments related to such development activities or any royalties related to product sales.

     In its neuroprotectant program, Guilford is developing novel compounds to protect brain cells from ischemia (the lack of oxygen delivery from reduced blood flow) and other disorders caused by massive release of excitatory amino acid neurotransmitters such as glutamate. The Company is exploring three distinct intervention points in a biochemical pathway in neuronal damage: (i) pre-synaptic inhibition of glutamate release by inhibiting the enzyme, NAALADase; (ii) post-synaptic inhibition of poly(ADP-ribose) polymerase ("PARP"); and (iii) post-synaptic inhibition of nitric oxide via inhibition of Nitric Oxide Synthase ("NOS").

     The Company's prototype NAALADase inhibitor, GPI 5000, has demonstrated significant neuroprotectant activity in several cell culture and animal models of neurodegeneration. In in vitro and in vivo models of focal ischemia, GPI-5000 exhibited approximately 95% and 65% neuroprotection of cortical neurons, respectively. In addition, in 1997, Company scientists presented data on GPI 5000 in models of stroke, ALS, Parkinson's disease, myelination, nerve crush, and spinal cord injury at the Annual Meeting of the Society for Neuroscience.

     With respect to the Company's current prototype PARP inhibitor Compound, GPI-6150, data suggest that this compound is several times more potent as a PARP inhibitor than the prototype compound, GPI 6000, previously used by the Company to establish proof of principle of the relevant mechanism of action. In a study presented in September, 1997, GPI 6000 was shown to be effective in reducing neuronal damage in a rat model of stroke. The Company is currently testing GPI 6150 and other proprietary small molecule PARP inhibitors in various animal models of ischemia.

     The Company also focused its efforts on researching and developing therapeutics for cocaine and other addictions, and in 1997, was awarded a Small Business Innovation Research (SBIR) grant and a one year contract with the Office of National Drug Control Policy to provide funding for certain aspects of the Company's addiction therapeutics program in the amounts of $100,000 and $650,000, respectively.

                                   * * * * *

     Any statements made by the Company in this annual report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report, include, but are not limited to, those concerning application for international regulatory clearances and labeling expansions for GLIADEL, polymer product line extensions, the commencement and completion of the research program relating to the Company's FKBP-based neuroimmunophilin ligand technology and other technologies, clinical development activities, including without limitation commencement and conduct of clinical trials related to GLIADEL, the Company's strategic plans, anticipated expenditures and the need for additional funds, all of which involve significant risks and uncertainties. Investors are cautioned that these forward-looking statements involve risks and uncertainties that could cause the actual results to differ from those expressed in or implied by those statements. Information concerning factors that could affect such results are set forth herein and in the Company's filings with the Securities and Exchange Commission, including the section entitled "Risk Factors" set forth herein.

     GLIADEL(R) and DOPASCAN(R) are registered trademarks of the Company. Taxol(R) is a registered trademark of Bristol-Myers Squibb Company.

PRODUCT AND DEVELOPMENT PROGRAMS

     The following table summarizes the current status of the Company's product, product candidates and research programs:

 PROGRAM/PRODUCT CANDIDATES             DISEASE INDICATIONS/CONDITIONS               STATUS (1)              CORPORATE PARTNER
 --------------------------             ------------------------------          --------------------    -------------------------
 DRUG DELIVERY BUSINESS

 GLIADEL                                Recurrent glioblastoma                  Market                  RPR (2); Orion Farmos (3)
   (3.85% BCNU)                         multiforme

                                        Malignant glioma at time of             Phase III               RPR (2); Orion Farmos (3)
                                        initial surgery

 GLIADEL                                Malignant glioma                        Phase I                 RPR (2); Orion Farmos (3)
   (6.5% up to 20% BCNU)

 Controlled-release paclitaxel          Ovarian Cancer                          Preclinical                          __
  (paclitaxel in PPE microspheres)


 NEUROLOGICAL PRODUCTS PROGRAM

 DOPASCAN                               Imaging agent to diagnose and           Phase II                DRL  (5)
                                        monitor Parkinson's disease

 NEUROTROPHIC DRUGS (6)

 Neuroimmunophilin ligands              Parkinson's disease                     Preclinical             Amgen

                                        Other nerve growth and repair
                                        indications (Alzheimer's disease,
                                        traumatic brain injury, traumatic
                                        spinal cord injury, multiple
                                        sclerosis, neuropathy, stroke and
                                        others)


 NEUROPROTECTIVE DRUGS (6)

 NAALADase inhibitors                   Stroke, head trauma, ALS,               Preclinical                          --
                                        Parkinson's disease, and
                                        peripheral neuropathies

 PARP inhibitors                        Stroke, cardiac ischemia, septic        Preclinical                          --
                                        shock

 NOS inhibitors                         Stroke, head trauma                     Research                             --


 ADDICTION THERAPEUTICS (6)

 Dopamine transporter ligand            Cocaine addiction                       Research                             --

----------

(1) "Research" includes initial research related to specific molecular targets, synthesis of new chemical entities and assay development for the identification of lead compounds. "Preclinical" includes testing of lead compounds in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development prior to the commencement of clinical trials.

(2) RPR is the Company's corporate partner throughout the world, excluding Scandinavia

(3) Orion Farmos is the Company's corporate partner in Scandinavia for GLIADEL.

(4)  Orion Farmos has certain rights of first refusal regarding Scandinavia.

(5) Daiichi Redioisotope Laboratories, Ltd. ("DRL") is the Company's corporate partner in Japan, Korea and Taiwan for DOPASCAN.

(6) As used in this annual report, a "prototype" compound is one which the Company uses to establish proof of principle of the relevant mechanism of action, but which it does not intend to develop into a product because of pharmacokinetic characteristics of the compound, the Company's proprietary position with respect to such compound or for other reasons. Upon in vitro and in vivo proof of principal of intervention in a biochemical mechanism of action, the Company seeks to develop proprietary lead compounds in this program through medicinal chemistry both around the prototype compounds and other compounds.

     Development and commercialization of the Company's product and product candidates are subject to numerous risks and uncertainties, certain of which are set forth under the section herein captioned "Risk Factors" and in this annual report.

DRUG DELIVERY BUSINESS

     The Company's drug delivery business currently involves the use of biodegradable polymers for targeted and controlled drug delivery of chemotherapeutic drugs to treat cancer. Delivering high drug concentrations locally for a sustained period of time may increase the efficacy of chemotherapy in slowing tumor growth and/or reducing tumor mass and may decrease the side effects associated with systemic drug administration. Guilford has developed expertise in the discovery, clinical development and manufacturing of polymer-based drug delivery products.

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

     The Company entered into a strategic agreement with RPR in June 1996 granting RPR the worldwide (excluding Scandinavia) rights to market, sell and distribute GLIADEL. During 1996, RPR paid Guilford $27.5 million in milestone payments, $7.5 million in an equity investment in Company Common Stock and extended to the Company a $7.5 million line of credit to support future expansion of the Company's GLIADEL and other polymer manufacturing capacity. Under its agreements with RPR, Guilford receives a combined transfer price and
royalty of 35% up to 40% of the net sales of GLIADEL.   For 1997, the Company's
revenues related to GLIADEL sales were $7.3 million, $5.7 million of which were paid as a transfer price on units sold to RPR and $1.6 million of which were paid as royalties on RPR sales to end-users. In addition, the Company could earn additional payments totaling up to $40.0 million (including $7.5 million in the form of an equity investment), subject to achievement of certain milestone events, including expanded labeling to include use of GLIADEL at the time of initial surgery and specified international marketing approvals. There can be no assurance however that the Company will receive any or all of these payments as they are contingent on obtaining clearances for GLIADEL, the timing and extent of which are not within the control of the Company, and there can be no assurance that any or all of such regulatory objectives will be attained. The Company pays a royalty to Massachusetts Institute of Technology ("MIT") on sales of GLIADEL pursuant to the license agreement under which the Company acquired the underlying technology for this product.

     On September 23, 1996 the FDA approved the Company's New Drug Application ("NDA") for GLIADEL for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgery is indicated. RPR, the Company's worldwide (except for Scandinavia) marketing partner for GLIADEL, commercially launched GLIADEL in the United States in February, 1997 through RPR's existing oncology sales force. RPR has informed that Company that it has applied for regulatory clearance in several other countries, including [France], Canada, Argentina, South Africa, Brazil, Korea and New Zealand, and is preparing to make similar filings in other countries. During the first quarter of 1998, RPR obtained regulatory clearance to market GLIADEL in Argentina and Brazil. The Company and RPR are also planning to seek expansion of the labeling for GLIADEL.

     Guilford and RPR have initiated a series of new clinical trials for the purpose of seeking to expand the market for GLIADEL. Patient enrollment commenced in December, 1997 for a multi-center Phase III randomized, double-blind, placebo-controlled trial in Europe, the United States and Israel in patients undergoing initial surgery for malignant glioma. In addition, following completion of preclinical studies suggesting that higher concentrations of BCNU in GLIADEL may be even more effective and appear to be safe, Guilford initiated a Phase I clinical trial in October, 1996 to test the safety of escalating the concentration of BCNU in GLIADEL from its current level of 3.85% up to 20%. RPR is also preparing to initiate clinical trials for GLIADEL for pediatric and metastatic brain cancer in

1998.

     The Company entered into its agreement with Orion Farmos, a major Scandinavian health care company, for the sales, marketing and distribution of GLIADEL in Scandinavia in October 1995. The agreement provides for payments to Guilford based on GLIADEL sales made by Orion Farmos in Scandinavia. Orion Farmos has commenced sales of GLIADEL in Scandinavia on a named hospital basis.

     Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. In particular, prior to the commercial launch of GLIADEL in the United States in February 1997, RPR's oncology sales force had no prior experience marketing and selling a product to neurosurgeons. Furthermore, GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and on its own single manufacturing facility to produce GLIADEL. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel or plant or equipment problems, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's current Good Manufacturing Practice (cGMP) regulations), uncertainties regarding the receipt and timing of international regulatory clearances for GLIADEL, the potential inability to meet future product demand, the risk of product recalls due to excessive product breakage or other reasons, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For discussion of these and other risks, see the section herein captioned "Risk Factors".

     Other Polymer-Based Drug Delivery Products. The Company is working to broaden its line of polymer-based products to include drug delivery products for the treatment of tumors outside the central nervous system. Other cancers that may be suitable for this type of targeted therapeutic approach include tumors of the prostate, ovaries, head and neck, breast, esophagus, liver, pancreas, lung and colon. In addition, the Company is investigating other polymer systems and additional configurations such as micro- and nanospheres, gels, beads and rods for stereotactic implantation. The Company's first product candidate in this program is a controlled release formulation of the chemotherapeutic agent, paclitaxel (Taxol(R)) for peritoneal administration.
In this formulation the paclitaxel is delivered via a PPE polymer developed in collaboration with scientists at Johns Hopkins, and is initially targeted for the treatment of ovarian cancer. As part of this effort, the Company has entered into two research collaborations with a biomedical engineering laboratory at Johns Hopkins to discover new polymers and to advise the Company on new product development. In June 1996, the Company entered into a license agreement with MIT and Johns Hopkins relating to a patent application claiming certain biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (Taxol(R)) and camptothecin) for treating solid tumors. In July 1996, the Company entered into a license agreement with Johns Hopkins relating to two issued U.S. patents relating to PPE polymers.

Neurological Products Program

     DOPASCAN. The Company's product candidate for the diagnosis and monitoring of Parkinson's disease, DOPASCAN, is administered intravenously in trace quantities and allows physicians to obtain images of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain that degenerates in Parkinson's disease. Parkinson's disease is a common neurodegenerative disorder affecting more than 600,000 patients in the United States. In its early stages, Parkinson's disease can be very difficult to distinguish clinically from other diseases with similar symptoms but which do not respond well or at all to specific therapy for Parkinson's disease. Unfortunately, there are no diagnostic tests currently available that can reliably detect the neuronal degeneration in Parkinson's disease, and the typical delay between the onset of symptoms and clinical diagnosis is more than two years. The primary way to establish the diagnosis at present is through repeated physician visits and the use of therapeutic trials of drugs such as L-Dopa, which carry with them the risk of unnecessary, sometimes severe, side effects. Following intavenous injections with DOPASCAN, images of a subject's brain are obtained with the SPECT camera and can identify loss of dopamine neurons in the brain, and to date, over 1,000 patients have been imaged in the United States and Europe using DOPASCAN. In a multi-center Phase IIb clinical trial conducted by the Parkinson's Study Group in the United States and completed in 1997, DOPASCAN accurately differentiated patients clinically diagnosed with a Parkinsonian disorder (i.e., Parkinson's disease and progressive supranuclear palsy) from subjects without a Parkinsonian disorder (e.g., essential tremor and healthy controls) with a high sensitivity (98%) and specificity (97%). In addition, no serious adverse events were attributed to DOPASCAN in this study. There can be no assurance, however, that similar results will be seen in any other clinical trials for DOPASCAN that may be conducted in the future or that DOPASCAN will be approved as a safe and effective FDA-cleared diagnostic.

     The Company has entered into an agreement with DRL, a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN in Japan, Korea and Taiwan. DRL has informed the Company that it has completed Phase II clinical trials in Japan and anticipates commencing Phase III clinical trials in 1998. The Company intends to seek partners for distribution of this product in other territories, including the United States and Europe.

Neurotrophic Drugs

     Guilford, together with it corporate partner, Amgen, is developing small molecule, orally bioavailable compounds to promote nerve growth and repair (neurotrophic agents) for the treatment of neurological disorders. The degeneration or damage of nerve cells in the brain and peripheral neurons resulting from certain diseases and conditions causes a loss of either central nervous system function (e.g., Alzheimer's disease, Parkinson's disease, multiple sclerosis, spinal cord injury and stroke) or peripheral nerve function (e.g., diabetic neuropathy and other peripheral neuropathies). Under normal circumstances, damaged nerves have a very limited ability to regrow, which poses a major obstacle for the treatment of these conditions.

     In 1990, scientists at Johns Hopkins led by Dr. Solomon H. Snyder discovered that a binding protein for commonly used immunosuppressive agents such as tacrolimus (FK-506), was concentrated 10 to 40 fold higher in the brain than in the immune system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth, and Guilford has exclusively licensed from Johns Hopkins a U.S. patent application claiming these discoveries. Guilford and Johns Hopkins scientists further discovered that the mechanism of nerve growth promotion is independent of the mechanism responsible for immunosuppression, and is mediated by binding to the major neuroimmunophilin in the brain. This binding was discovered to initiate a previously unknown neurotrophic cascade.

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

     Experimental results for one of these compounds, GPI-1046, were reported in 1996 and published in the March 4, 1997 issue of the Proceedings of the National Academy of Sciences. In two animal models of Parkinson's disease, GPI-1046 demonstrated neuroprotective and neuroregenerative effects and recovery of behavioral function. In one experiment where a neurotoxin and GPI-1046 were administered simultaneously, the compound produced a 90% protection and/or regeneration of the nigral-striatal dopamine neurons, the dopamine neurons which are selectively lost in Parkinson's disease. In another experiment where GPI-1046 was administered up to one month following the administration of the neurotoxin, a 45% regeneration of functional striatal dopamine neurons and near complete normalization of behavior in the affected animals was observed. In September 1997, the Company announced interim results from preliminary experiments which appear to confirm these findings in a primate model of Parkinson's disease. In addition to animal models of Parkinson's disease, GPI-1046 has been shown to promote nerve regeneration in a rat model of peripheral nerve injury. In this model, GPI-1046 increased the size and number of axons and also increased the degree of myelination of nerve cells in a damaged sciatic nerve, leading to partial functional improvement in the paralyzed leg. Data also show that Guilford's neuroimmunophilin ligand compounds exhibit systemic activity, oral bioavailability, and the ability to cross the blood-brain barrier, unlike many naturally occurring nerve growth factors. The preclinical results discussed above and elsewhere in this annual report are based on a limited number of animal studies and animal models of disease, and there can be no assurance that the Company and its collaborative partner, Amgen, will be able to successfully develop one or more of these compounds or that they will be approved as a safe and effective drug.

     Company scientists have designed and synthesized additional compounds from several distinct chemical series with improved potency and pharmacokinetic profiles compared to GPI-1046. One such example, GPI-1216, potently promotes neurite outgrowth in chick sensory neurons in cell culture in sub-picomolar concentrations, and has been shown to be efficacious in an in vivo model of Parkinson's disease. Additional compounds from other patent series, such as GPI-1511, GPI-1234 and GPI-1485, have been shown in animal models to be orally useful and more potent than GPI-1046 in vivo.

     Company data indicate that the Company's neuroimmunophilin ligands can produce nerve regeneration following multiple routes of administration, including oral administration. Further, neuroimmunophilin ligands are able to cross the blood-brain barrier, while many naturally-occurring nerve growth factors, proteins and peptides are not orally bioavailable and do not cross the blood-brain barrier. Several of the Company's neuroimmunophilin ligand compounds have shown neurotrophic effects in a range of different types of neurons such as dopaminergic, cholinergic, serotonergic and peripheral, and therefore could be useful in a range of disorders, including potentially certain neurological disorders, such as Parkinson's disease and Alzheimer's disease, and other non-neurological diseases and conditions.

     In August 1997, the Company entered into a collaboration with Amgen respecting the research, development and commercialization of the Neuroimmunophilin Technology for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen

Agreements, Amgen initially paid the Company a one time, non-refundable payment of $15 million and invested an additional $20 million in the Company in exchange for 640,095 shares of the Company's common stock and five-year Warrants to purchase up to an additional 700,000 shares of Company common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws.

     Amgen also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years, to support research activities at the Company relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research or, under certain conditions, to terminate the research program after two years. Subject to its obligation to fund two years of research at Guilford, Amgen has the right to discontinue all its activities relating to the development and commercialization of the Neuroimmunophilin Technology at any time. The Amgen Agreements provide for milestone payments of up to $392 million in the aggregate to the Company in the event Amgen achieves certain specified development milestones in each of ten different clinical indications, seven of which are neurological (i.e., Parkinson's disease, Alzheimer's disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke) and three of which are non-neurological. In addition, the Company will receive royalties on product sales, if any, related to the Neuroimmunophilin Technology in the future.
Under the Amgen Agreements, Amgen will conduct and pay for the development and commercialization of products related to the Neuroimmunophilin Technology. Under certain limited circumstances, Guilford has the option to conduct certain Phase I and Phase II clinical trials on one product candidate and has the right to co-promote in the United States one product commercialized under the Amgen Agreements.

     As noted in the section herein captioned "Risk Factors" and elsewhere in this annual report, there can be no assurance Amgen will be able to successfully develop any FKBP-based neuroimmunophilin compound or that such compounds will be approved as safe and effective drugs for neurological or other uses and that Guilford will earn any of the milestone payments related to such development activities. In particular, there can be no assurance that Amgen will be able to achieve any of the development milestones set forth in the Amgen Agreements with respect to any specified indication. The research, development and commercialization of early stage technology like the Neuroimmunophilin Technology is subject to significant risks and uncertainty respecting, among other things, selection of an appropriate lead compound, successful completion of the pre-clinical and clinical development activities, regulatory clearances, formulation of final product dosage forms, scale-up from bench quantities to commercial quantities and manufacture of products and commercialization of such products as well as the successful preservation and extension of the patent and other intellectual property rights. For discussion of these and other risks, see the section herein captioned "Risk Factors".

Neuroprotective Drugs

     Guilford is developing novel compounds to protect brain cells against damage from ischemia (the lack of oxygen delivery from reduced blood flow) and other insults and disorders which cause damage due to massive release of excitatory amino acid neurotransmitters such as glutamate. The Company's approach is to identify and clinically test compounds that have the ability to intervene at three distinct steps in a biochemical pathway leading to neuronal damage: (i) inhibition of NAALADase; (ii) inhibition of PARP; and (iii) inhibition of NOS.

     In normal brain function, the pre-synaptic release of the neurotransmitter glutamate, resulting in stimulation of post-synaptic glutamate receptors (including n-methyl-D-aspartate (NMDA)), plays a critical role in many central neuronal functions. However, in conditions such as ischemia, epilepsy and Huntington's disease, there is a massive increase in pre-synaptic glutamate release, which results in excessive activation of post-synaptic glutamate receptors. This, in turn, causes excess production of the neurotransmitter nitric oxide, mediated by the enzyme NOS, which results in damage to cellular DNA. The nerve cell then attempts to repair such damage, mediated by the enzyme PARP, which leads to depletion of cell energy and cell death.

NAALADase Inhibitors

     To date, a number of biopharmaceutical companies have attempted to find compounds which might block the effects of excess glutamate on post-synaptic glutamate receptors. However, a number of post-synaptic glutamate antagonists have been associated with toxicities.

     Guilford scientists have succeeded in inhibiting an enzyme, NAALADase, involved in the pre-synaptic release of glutamate, that is, preventing excessive levels of glutamate from being produced and released in the first place. The Company has identified compounds which exhibit nanomolar potency in vitro. The Company has filed a number of composition of matter patent applications, relating to several series of novel compounds, and method of use patent applications, relating to the use of NAALADase inhibitors for neurological and anti-cancer uses. GPI-5000, the Company's prototype pre-synaptic glutamate inhibitor, has demonstrated significant neuroprotectant activity in several cell culture and animal models of neurodegeneration. In both in vitro and in vivo models of focal ischemia, GPI-5000 exhibited approximately 95% and 65% neuroprotection of cortical neurons , respectively. To the Company's knowledge, such a magnitude of neuroprotection is significantly greater than that reported by post-synaptic glutamate receptor antagonists, calcium channel antagonists or pH modulators tested under similar conditions. In addition, because GPI-5000, as well as Guilford's other series of proprietary compounds, do not interact with post-synaptic glutamate receptors, they may not be associated with the toxicities associated with post-synaptic glutamate antagonists. In addition, in 1997, Company scientists presented data on GPI 5000 in models of stroke, ALS, Parkinson's disease, myelination, nerve crush, and spinal cord injury at the Annual Meeting for the Society for Neuroscience.

PARP Inhibitors

     The Company is developing compounds which inhibit PARP, a nuclear enzyme that is involved in the repair of damaged DNA. Nitric oxide has been shown to damage DNA in nerve cells and to trigger the activation of PARP, which in turn leads to depletion of energy in the cell, resulting in cell death. Guilford and Johns Hopkins scientists have shown that inhibitors of PARP can prevent neurotoxicity in cultures of cerebral cortical neurons, suggesting that they may be effective in treating stroke and neurodegenerative diseases. Guilford scientists have developed a high throughput assay to screen for PARP inhibitors, and the Company has filed U.S. and international patent applications for several series of PARP inhibitors and has an exclusive license to a U.S. patent for the use of PARP inhibitors to treat disease conditions caused by NMDA neurotoxicity, such as stroke. Among the series of PARP inhibitors, the Company's proprietary GPI 6150 family of compounds has been shown to be the most potent. Animal data suggest that GPI 6150 is several times more potent as a PARP inhibitor than the prototype compound, GPI 6000, previously used by the Company to establish proof of principle of the relevant mechanism of action. In a study presented in September, 1997, GPI 6000 was shown to be effective in reducing neuronal tissue damage in a rat model of stroke. The Company is currently testing another prototype compounds, GPI 6150, and other proprietary small molecule PARP inhibitors in various animal models of ischemia, and Guilford scientists have found that GPI 6150 can significantly protect against neuronal damage in a rat model of focal ischemia, although chemical studies are necessary to confirm these results from animal studies.

     NOS Inhibitors

     The Company is researching compounds that inhibit the formation of nitric oxide, a neurotransmitter that mediates certain important actions of glutamate. When excess glutamate is released (e.g., due to stroke or severe head trauma), a variety of biochemical effects occur, including activation of NOS, an enzyme that synthesizes nitric oxide from the amino acid arginine. In animal models of vascular stroke, treatment with nitroarginine, a NOS inhibitor, blocked 70% of neuronal damage. There are three distinct known forms of NOS: neuronal NOS
(nNOS), inducible NOS (iNOS) and endothelial NOS (eNOS). In animal models of stroke, there is a 50% reduction of neuronal damage in a "knock-out" mouse lacking nNOS. In contrast, inhibition of eNOS will reduce blood flow to the brain during stroke, thus aggravating nerve cell damage. Consequently, there is considerable interest in identifying compounds which selectively inhibit nNOS. The Company is currently investigating novel mechanisms to selectively inhibit nNOS activity. The Company has an exclusive license to an issued U.S. patent which relates to the use of NOS inhibitors to prevent or treat disease conditions caused by glutamate neurotoxicity.

Addiction Therapeutics

     The Company is also focusing its efforts on the development of therapeutics for cocaine addiction and other addictive behaviors. The Company's cocaine addiction therapeutics program focuses on the development of drugs which prevent cocaine from binding to dopamine transporters while minimally affecting normal dopamine transport function, thus potentially limiting the effects of cocaine.

     Guilford scientists have identified and synthesized novel compounds with specificity for the cocaine recognition site in the brain and the Company has filed patent applications covering several classes of compounds. A prototype compound, GPI-2138, is 17 times more potent in binding to the cocaine binding site than in inhibiting dopamine uptake, compared to cocaine. In animal experiments, GPI-2138 blocked certain behavioral effects produced by cocaine, including hyperlocomotion and cocaine self-administration. Company scientists have synthesized other compounds which exhibit a binding-to-uptake ratio in vitro of as high as 38 times greater than cocaine. The Company has also entered into a cooperative research and development agreement with the National Institute of Drug Abuse to identify and develop cocaine antagonists. In addition to cocaine addiction, other forms of addiction, including alcohol and heroin addiction, may result from facilitation of dopaminergic neurotransmission in certain areas of the brain. As a result, Guilford scientists are currently investigating whether GPI-2138 and related compounds may block the addictive properties of alcohol and heroin in laboratory animals. The Company is using GPI-2138 to establish proof of principle of the relevant mechanism of action but does not intend to further develop this compound into a product. The Company is currently seeking to develop proprietary lead compounds in this program through medicinal chemistry around GPI-2138 and other compounds. In 1997, the Company was awarded a Small Business Innovation Research (SBIR) grant and a one year contract with the Office of National Drug Control Policy to provide funding for certain aspects of the Company's addiction therapeutics program in the amounts of $100,000 and $650,000, respectively.

MANUFACTURING AND RAW MATERIALS

     The Company currently manufactures GLIADEL using a proprietary process at its 12,500 square foot manufacturing facility in Baltimore, Maryland. Approximately 5,500 square feet of packaging, quality control, laboratory, and warehouse space were added in

1996 to support the commercial launch of GLIADEL. The facility has been in operation since April 1995 and was inspected by the FDA in October 1995. The Company's current facilities are designed to enable the Company to produce up to 8,000 GLIADEL treatments (each consisting of eight GLIADEL wafers) annually. In January, 1998 the Company completed construction of an expansion of its manufacturing facilities to allow for the additional synthesis of the polyanhydride co-polymer used in the manufacture of GLIADEL. The Company also will be able to use this facility to produce its newest proprietary biodegradable polymers, the PPEs, in connection with the development of other polymer-based products. In addition, the Company has commenced construction of a second clean room facility, which the Company expects to be completed by the end of 1998 and will increase the Company's GLIADEL manufacturing capacity to 20,000-30,000 treatments annually. Furthermore, the Company expects that this second clean room facility will also provide sufficient capacity to produce any clinical supply of PPE polymer based product candidates needed in the future, including its paclitaxel/PPE polymer product candidate currently under development for ovarian cancer.

     The Company believes that the various materials used in GLIADEL are readily available and will continue to be available at reasonable prices. Nevertheless, while the Company believes that it has an adequate supply of BCNU, the active chemotherapeutic ingredient in GLIADEL, to meet current demand and has entered into an agreement for process development of BCNU with a potential second source of BCNU, any interruption in the ability of the current supplier to deliver this ingredient could prevent the Company from delivering the product on a timely basis. The Company depends upon the availability of certain single-source raw materials in its formulations, but is seeking alternate suppliers for most of these raw materials as well. There can be no assurance that such sources can be secured successfully on terms acceptable to the Company, or at all. Failure of any supplier to provide sufficient quantities of raw material in accordance with cGMP could cause delays in clinical trials and commercialization of products.

     Pursuant to its agreements with Nordion International Inc., a leading supplier of radiolabeled products based in Canada, and its European subsidiary, Nordion Europe S.A. (collectively, "Nordion"), the Company synthesizes the precursor of DOPASCAN and supplies it to Nordion, which then radiolabels DOPASCAN with Iodine-123 for distribution to hospitals involved in the clinical trials in North America and Europe, respectively. During the term of these agreements, Nordion has agreed not to perform development, manufacture or supply services for any competing Iodine-123 radiolabeled imaging diagnostic for Parkinson's disease based on dopamine transporter binding.

GOVERNMENT REGULATION AND PRODUCT TESTING

     All domestic prescription pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local and perhaps foreign governments if products are marketed abroad. Biologics and controlled drug products, such as vaccines and narcotics, and radiolabeled drugs, are often regulated more stringently than are other drugs. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of prescription pharmaceutical products. Pharmaceutical manufacturers are also subject to certain recordkeeping and reporting requirements. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve marketing applications and criminal prosecution.

     Upon FDA approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-marketing testing and surveillance to monitor the record of the approved product. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing, seizure of the product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

FULL CLINICAL TESTING REQUIREMENTS

     The steps required before a newly marketed drug may be commercially distributed in the United States include: (i) conducting appropriate preclinical laboratory and animal tests; (ii) submitting to the FDA an application for an IND, which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a NDA for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with cGMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with cGMP requirements, list their products, and are subject to periodic inspection by FDA or by local authorities under agreement with FDA. Under the FDA Modernization Act of 1997 ("FDAMA"), which was enacted on November 21, 1997 and which became effective in many respects on February 19, 1998, foreign manufacturers are now required to register their establishments. The FDAMA also contains numerous other provisions pertaining to or involving the review and approval of drugs and devices. One of its purposes is to streamline or improve the FDA drug application review and approval process. The precise impact that these new statutory provisions will have on Guilford's product candidates is unclear, however, particularly until the FDA begins to implement the new law.

     With respect to a drug product with an active ingredient not previously approved by the FDA, the manufacturer must usually submit a full NDA, including complete reports of preclinical, clinical and laboratory studies, to prove that the product is safe and effective. Under the FDAMA, the FDA is to issue a guideline that describes when abbreviated study reports may be submitted. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the method of drug delivery is changed. In addition, the manufacturer of an approved drug may be required to submit for the FDA's review and approval a supplemental NDA, including reports of appropriate clinical testing, prior to marketing the drug with additional indications or making other significant changes to the product or its manufacture. The FDAMA also contains provisions on the approval of supplemental applications. By May 21, 1998 the FDA is required to publish or issue standards for the review of such applications and guidelines clarifying data requirements. A manufacturer intending to conduct clinical trials ordinarily will be required first to submit an IND to the FDA containing information relating to previously conducted preclinical studies.

     Preclinical testing includes formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product formulation. Preclinical tests usually must be conducted in accordance with the FDA regulations concerning Good Laboratory Practices ("GLPs"). The results of the preclinical tests are submitted to the FDA as part of the IND and are reviewed by the FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless the FDA issues a clinical hold on an IND, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in the commencement of clinical trials or that the commencement of one phase of a clinical trial will result in commencement of other phases or that the performance of any clinical trials will result in FDA approval.

     Clinical trials for new drugs typically are conducted in three phases and are subject to detailed protocols. Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted usually must be submitted for review to the FDA as part of the IND. The FDA's review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns arise, or regulatory requirements are not met.

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

     Reports of results of the preclinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. New user fee legislation enacted in 1997 now requires the submission in fiscal year 1997 of $256,846 to cover the costs of FDA review of a full NDA. Annual fees also exist for certain approved prescription drugs and the establishments that make them. The NDA typically includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The FDAMA requires FDA, not later than 180 days after enactment, to issue proposed regulations governing the approval of radiopharmaceuticals, such as DOPASCAN. Not later than 18 months after enactment, FDA is required to promulgate final regulations. It is unclear how these other provisions may affect the potential for approval of DOPASCAN.

     The median FDA approval time is currently about 14 months, although reviews and approvals of treatments for cancer and other serious or life-threatening diseases may be accelerated or expedited. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. The FDAMA now provides that FDA may consider one clinical study, as appropriate. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests). Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

     Phase III or other clinical studies may be conducted after, rather than before, FDA approval under certain circumstances. Traditionally, for example, the FDA may determine under its expedited or accelerated approval regulations that earlier studies may establish an adequate basis for drug product approval, provided that the sponsor agrees to conduct additional studies after approval to verify safety and effectiveness. Treatment with an experimental drug of patients not in clinical trials may also be allowed under a Treatment IND before general marketing begins and pending FDA approval. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These cost-recovery, treatment and expedited or accelerated approval regulations are limited, for example, to drug products intended to treat AIDS or other serious or life-threatening diseases and that provide meaningful therapeutic benefit to patients over existing treatments or that are for diseases for which no satisfactory alternative therapy exists. The FDAMA contains provisions for the approval of "Fast Track Products" and for "Expanded Access to Investigational Therapies and Diagnostics". These new statutory provisions apply to many products covered by the FDA's regulations. Not later than November 21, 1998, FDA must issue guidance on the policies and procedures to "fast track" drugs. The provisions governing investigational products became effective on February 19, 1988. No assurances exist that the Company's product candidates will qualify for cost-recovery, expedited or accelerated approvals or for treatment use under the FDA's old regulations or the new statutory provisions.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     Guilford believes that patent and trade secret protection is crucial to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 1997, the Company owned or had licensed rights to 58 U.S. and 123 foreign patents and 74 U.S. and 299 foreign patent applications with claims relating to its biodegradable polymer, imaging, neurotrophic, neuroprotective, addiction therapeutics and other programs.

     The role, validity and value of patents, licenses and proprietary technology in the business of the Company are subject to various uncertainties and contingencies. The Company's success will depend in part on its ability to obtain, maintain and enforce patent protection for its products and processes or license rights to patents, maintain trade secret protection and operate without infringing upon the proprietary rights of others. The degree of patent protection afforded to pharmaceutical and biotechnological inventions is uncertain, and a number of Guilford's product candidates are subject to this uncertainty. The Company is aware of a company which has asserted in a public filing that it has patent applications claiming the use of certain of its immunosuppressive compounds and multidrug resistance compounds for nerve growth applications, as well as a patent and patent applications relating to compounds which it claims are useful in nerve growth applications. While the Company does not believe that its neurotrophic compounds infringe on such company's patent, no assurance can be given as to the ability of the Company's patents and patent applications to adequately protect the Company's neurotrophic product candidates or that the Company's neurotrophic product candidates will not infringe or be dominated by this company's patent or patent applications, if issued. There can be no assurance that any patent applications filed by, or assigned or licensed to, the Company will be granted, that the Company will develop additional products or processes that are patentable, or that any patents issued to, or licensed by, the Company will provide the Company with any competitive advantages or adequate protection for its products. In addition, there can be no assurance that any existing or future patents or intellectual property issued to, or licensed by, the Company will not subsequently be challenged, invalidated or circumvented by others.

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

     If the Company is required to defend against charges of infringement of patent or proprietary rights of third parties or to protect its own patent or proprietary rights against third parties, the Company may incur substantial costs and could lose rights to develop or market certain products or be required to pay monetary damages or royalties to license proprietary rights from third parties. In response to actual or threatened litigation, the Company may seek licenses from third parties or attempt to redesign its products or processes to avoid infringement; however, there can be no assurance that the Company will be able to obtain licenses on acceptable terms or at all or redesign its products or processes. In addition to being a party to patent infringement litigation, the Company could be required to participate in patent interference proceedings declared by the U.S. Patent and Trademark Office, which would be expensive and time-consuming, even if the Company were to prevail in such a proceeding. The Company may also be forced to initiate legal proceedings to protect its patent position or other proprietary rights. These proceedings typically are costly, protracted, and offer no assurance of success.

TECHNOLOGY LICENSING AGREEMENTS

     In March 1994, the Company entered into an agreement (the "GLIADEL Agreement") with Scios Inc. ("Scios") pursuant to which the Company licensed from Scios exclusive worldwide rights to 35 U.S. patents and patent applications as well as 115 corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL is covered by three U.S. patents which expire between 2005 and 2010 and certain related international patents and patent applications. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL Agreement to MIT. Under the terms of the GLIADEL Agreement, Guilford is obligated to pay a royalty on all net sales of products incorporating such technology as well as a percentage of all royalties received by Guilford from sublicensees and certain advance and minimum annual royalty payments. In 1997, Guilford paid $301,000 in royalty payments to MIT related to payments made to the Company from RPR and Orion Farmos related to GLIADEL. Guilford has exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL. In addition, Guilford is obligated to spend a minimum dollar amount in developing products resulting from the technology through 1997 and to meet certain development milestones. Although the Company believes that it can comply with such obligations, failure of the Company to perform these obligations could result in the Company losing its right to the new polymer-based product.

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

     In July 1996, the Company entered into a license agreement with Johns Hopkins for two U.S. patents respecting certain PPE polymers developed at Johns Hopkins. This agreement, among other things, requires Guilford to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for and meet deadlines regarding development of this technology. In the event of termination of these licenses, the Company could lose its rights to use of the licensed technology. The Company has also entered into a sponsored research agreement with Johns Hopkins with respect to this PPE technology and has a right of first negotiation regarding inventions that result from this work. As of December 31, 1997, including the patents mentioned above, the Company owned or had licensed rights to five U.S. patents and six U.S. patent applications with claims relating to PPE polymers.

     The Company obtained exclusive worldwide rights to DOPASCAN pursuant to a March 1994 license agreement (the "RTI Agreement") with Research Triangle Institute ("RTI"), which grants Guilford rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain which are or may be useful as dopamine neuron imaging agents. DOPASCAN and certain related precursors and analogues are covered by U.S. patents which start expiring in 2009, as well as certain related international patents and patent applications. Under the RTI Agreement, the Company reimbursed RTI for certain past patent-related expenses and agreed to make annual payments to RTI to support mutually agreed upon research to be conducted at RTI through March 1999. In addition, the Company is obligated to pay RTI a royalty on gross revenues to Guilford from products derived from the licensed technology and from sublicensee proceeds and to make certain minimum royalty payments following the first commercial sale of such products. In January 1997, the Company paid RTI $32,000 as a result of a payment received from DRL, the Company's DOPASCAN partner in Japan. Guilford must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. Failure of the Company to perform its obligations under the RTI Agreement in the future could result in termination of the license.

     Guilford and Johns Hopkins are parties to exclusive license agreements covering the neurotrophic use of neuroimmunophilin ligands, which was jointly discovered by scientists at, and is jointly owned by, Johns Hopkins and Guilford; and inhibition of NOS and PARP for neuroprotective uses and certain other technologies. These agreements, among other things, require Guilford to pay certain processing, maintenance, and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for and meet deadlines regarding development of the technologies. In the event of termination of these licenses, the Company could lose its rights to use of the licensed technology (or in the case of joint inventions, exclusive use of such technology).

United States Government Rights

     Aspects of the technology licensed under the Company's license agreements may be subject to certain Government Rights. These rights include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to grant licenses which may be exclusive under any of such inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The government also has the right to take title to a subject invention if there is failure to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the Government Rights include the right to use and disclose without limitation technical data relating to licensed technology that was developed in whole or in part at government expense. Provisions recognizing these Government Rights are contained in the Company's principal technology license agreements.

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

     In August 1997, the Company entered into a collaboration with Amgen respecting the research, development and commercialization of the Neuroimmunophilin Technology for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen Agreements, Amgen initially paid the Company a one time, non-refundable payment of $15 million and invested an additional $20 million in the Company in exchange for 640,095 shares of the Company's common stock and five-year Warrants to purchase up to an additional 700,000 shares of Company common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws. Amgen also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years, to support research activities at the Company relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research or, under certain conditions, to terminate the research program after two years. The Amgen Agreements provide for milestone payments of up to $392 million in the aggregate to the Company in the event Amgen achieves certain specified development milestones in each of ten different clinical indications, seven of which are neurological (i.e., Parkinson's disease, Alzheimer's disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke) and three of which are non-neurological. In addition, the Company will receive royalties on product sales, if any, related to the Neuroimmunophilin Technology in the future. Amgen has agreed to fund, develop and commercialize the Neuroimmunophilin Technology. Under certain limited circumstances, Guilford has the option to conduct certain Phase I and Phase II clinical trials on certain product candidates and has the right to co-promote in the United States one product commercialized under the Amgen Agreements. Amgen has the right to and may elect at any time to discontinue all activities relating to the development and commercialization of the Neuroimmunophilin Technology.

COMPETITION

     The Company is involved in evolving technological fields in which developments are expected to continue at a rapid pace. Guilford's success depends upon its ability to compete effectively in the research, development and commercialization of products and technologies in its areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities, experience and manufacturing, marketing, financial and managerial resources and represent significant competition for the Company. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those under development by the Company.

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

PRODUCT LIABILITY AND INSURANCE

     Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. While the Company currently maintains $10,000,000 of product liability insurance covering clinical trials and product sales, there can be no assurance that such or any future insurance coverage obtained by the Company will be adequate or that claims will be covered by the Company's insurance. The Company's insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to the Company in the future on acceptable terms, or at all.

EMPLOYEES

     At December 31, 1997, the Company employed 198 individuals. Of these 198 employees, 167 were employed in the areas of research and product development and in manufacturing and quality control of GLIADEL. The remaining 31 employees performed general and administrative functions, including executive, finance and administration, legal and business development. None of the Company's employees are currently represented by a labor union. To date, the Company has experienced no work stoppages related to labor issues and believes its relations with its employees are good.

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

     The following persons are members of Guilford's Scientific Advisory Board:

     SOLOMON H. SNYDER, M.D. has been a Director of the Company and Chairman of the Scientific Advisory Board since the Company's inception in July 1993. Dr. Snyder received his M.D. in 1962 from Georgetown Medical School, trained as a Research Associate with Julius Axelrod at the National Institute of Mental Health and completed his Psychiatry Residency at Johns Hopkins Hospital. He is presently Director of the Department of Neuroscience at Johns Hopkins Medical School and Distinguished Service Professor of Neuroscience, Pharmacology and Molecular Sciences, and Psychiatry. Dr. Snyder has received a number of awards including the Albert Lasker Award in Basic Biomedical Research, the Wolf Prize and the Bower Award. He is a member of the U.S. National Academy of Sciences, the Institute of Medicine and the American Academy of Arts and Sciences. Dr. Snyder is a director of Scios.

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

     Paul Greengard, Ph.D. Received his Ph.D. from Johns Hopkins in 1953. Following service as the Director of the Biochemistry Department at Ciba-Geigy Research Laboratories and as Professor of Pharmacology at Yale University, he assumed his present position as Professor at Rockefeller University in 1983. His research on molecular mechanisms of signal transduction and drug action has been recognized by numerous awards including the Life Sciences Award of the Federation of American Societies for Experimental Biology and the Bristol-Myers Award for Neuroscience. Dr. Greengard is a member of the National Academy of Sciences and the American Academy of Arts and Sciences.

     ROBERT LANGER, Ph.D. is presently Germeshausen Professor in the Department of Chemical Engineering at MIT. Dr. Langer obtained his Ph.D. from MIT in 1974 and since then has been a member of the MIT faculty. Dr. Langer is a leading authority on polymer drug delivery systems. He has received numerous awards including election to the U.S. National Academy of Sciences, the National Academy of Engineering and the Institute of Medicine.

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

ITEM 1A.  EXECUTIVE OFFICERS OF REGISTRANT

     CRAIG R. SMITH, M.D., age 52, joined the Corporation as a Director at the Corporation's inception in July 1993. Dr. Smith was elected President and Chief Executive Officer in August 1993 and was elected Chairman of the Board in January 1994. Prior to joining the Corporation, Dr. Smith was Senior Vice President for Business and Market Development at Centocor, Inc., a biotechnology corporation. Dr. Smith joined Centocor in 1988 as Vice President of Clinical Research after serving on the Faculty of the Department of Medicine at Johns Hopkins Medical School for 13 years. Dr. Smith received his M.D. from the State University of New York at Buffalo in 1972 and received training in Internal Medicine at Johns Hopkins Hospital from 1972 to 1975.

     JOHN P. BRENNAN, age 55, joined the Corporation as Vice President, Operations in January 1994 and became Senior Vice President, Operations in January 1997. From 1980 to 1993, he was Vice President, Technical Operations and Manufacturing for G.D. Searle and Co., a pharmaceutical company, and was responsible for the operation of manufacturing plants in North America, Latin America and Europe and the worldwide pharmaceutical and process technology from 1980 to 1993. From 1977 to 1980, Mr. Brennan was General Manager of the E.R. Squibb & Sons, Inc. manufacturing facility in Humacao, Puerto Rico. Mr. Brennan held various technical positions at Smith Kline Corporation from 1960 to 1977. Mr. Brennan has over 37 years of experience in the pharmaceutical industry.
Mr. Brennan received his B.S. in Chemistry from the Philadelphia College of Pharmacy and Science in 1968 and attended the Wharton Graduate Management Program in 1976.

     ANDREW R. JORDAN, age 50, joined the Corporation as Vice President, Secretary, Treasurer and Chief Financial Officer in September 1993 and became Senior Vice President, Treasurer and Chief Financial Officer in January 1997. Prior to joining the Corporation, Mr. Jordan held various positions with KPMG Peat Marwick LLP, a public accounting firm, beginning in 1973, including partner since 1983. Mr. Jordan's experience at KPMG Peat Marwick LLP included advising early stage and emerging technology companies and initial and secondary public equity and debt offerings. He received his B.A. from Rutgers College in 1969 and his MBA from Rutgers Graduate School of Business in 1973 and is a Certified Public Accountant.

     DAVID R. SAVELLO, Ph.D., age 52, joined the Corporation as Senior Vice President, Drug Development in April 1997. Prior to joining the Corporation, Dr. Savello was employed by Glaxo Wellcome, Inc. ("Glaxo") since 1985, most recently as Vice President, North American Regulatory Affairs from 1995 to 1997. Prior to 1995, Dr. Savello served as Vice President, Drug Development and later as Vice President, Regulatory Affairs and Compliance, at the affiliated entity Glaxo Research Institute. Dr. Savello's duties at Glaxo included leading U.S. and Canadian regulatory operations and International Research and Development, Quality Assurance, and Good Manufacturing Practices for all bulk drug substance and clinical supplies manufacturing and packaging. Dr. Savello received his Ph.D. and M.S. in pharmaceuticals from the University of Maryland in 1972 and 1971, respectively, and his B.S. in pharmacy in

1968 from the Massachusetts College of Pharmacy.

     NICHOLAS LANDEKIC, age 39, joined the Corporation in March 1995 as Vice President, Business Development. From January 1992 to February 1995, Mr. Landekic was Senior Director of Business Development at Cephalon, Inc. and was
responsible for licensing and other corporate collaborations.   From 1989 to
1992, he was a Senior Manager of Product Planning at Bristol-Myers Squibb Company and was responsible for worldwide commercial development and strategic planning for currently marketed and new central nervous system products. From 1985 to 1989, Mr. Landekic worked for Johnson & Johnson Corporation in a variety of positions in business development and finance. Mr. Landekic received his M.B.A. in Finance/Marketing from the State University of New York at Albany, an M.A. in Biology from Indiana University and a B.S. in Biology from Marist College.

     THOMAS C. SEOH, age 40, joined the Corporation in April 1995 as Vice President, General Counsel and Secretary. From 1992 to 1995, Mr. Seoh was affiliated with the ICN Pharmaceuticals, Inc. ("ICN") group, as Vice President and Associate General Counsel of ICN from 1994 to 1995, Vice President, General Counsel and Secretary of Viratek, Inc. from 1993 to 1994 and Deputy General Counsel of SPI Pharmaceuticals, Inc. from 1992 to 1994, providing legal function support for pharmaceutical operations, research and development and corporate development. From 1990 to 1992, Mr. Seoh was General Counsel and Secretary of Consolidated Press U.S., Inc., the North American holding corporation of the Sydney, Australia-based Consolidated Press group. Prior thereto, Mr. Seoh was associated with the New York and London law offices of Lord, Day & Lord, Barrett Smith. Mr. Seoh received his J.D. and A.B. from Harvard University.

     PETER D. SUZDAK, Ph.D., age 39, joined the Corporation in March 1995 as Vice President, Research. Prior thereto, Dr. Suzdak was Director of Neurobiology at Novo Nordisk A/S and was responsible for all neurobiology research from 1993 to 1995, and Department Head for Receptor Neurochemistry from 1988 to 1992 as well as a member of the drug discovery management group from 1989 to 1995. Prior thereto, Dr. Suzdak was a Pharmacology Research Associate in the Clinical Neuroscience Branch of the National Institute of Mental Health in Bethesda, Maryland from 1985 to 1988. Dr. Suzdak received his Ph.D. in Neuroscience from the University of Connecticut and a B.S. in Pharmacy from St. Johns University.

     WILLIAM C. VINCEK, Ph.D., age 50, joined the Company as Vice President, Corporate Quality in August 1997. From November 1993 until Dr. Vincek joined the Company, he was Group Director, CMC & Preclinical Regulatory Affairs and Global Research and Development GMP Quality Assurance at Glaxo. Prior thereto from 1984 until October 1993, Dr. Vincek held various positions at SmithKline Beecham Pharmaceuticals and related entities, most recently from July 1992 until October 1993 as Director, Pharmaceutical Analysis Department. Dr. Vincek received his Ph.D. in Medicinal Chemistry from the University of Kansas, where he also received a M.S. in Medicinal Chemistry. Dr. Vincek received a B.S. in Chemistry from Colorado State University.

ITEM 2.  PROPERTIES.

     In August 1994, the Company entered into a master lease for an approximately 83,000 square foot building in Baltimore, Maryland. The Company currently occupies 23,000 square feet for office space, 18,000 square feet for manufacturing space, and 42,000 square feet of research and development laboratories. The Company is currently in the process of adding 5,000 square feet to its animal handling facilities and expects completion by April, 1998. The master lease expires in July 2005. Two five-year renewal options are available to the Company or the Company may exercise a purchase option any time after the ninth year for the then current fair market value. In June 1997, the Company entered into a lease with an affiliate of Scios for approximately 16,200 square feet of laboratory and office space with an initial term ending on December 31, 1998. In October, 1997, the Company exercised its option under the lease to extend the term until June 30, 1999. In February, 1998 the parties amended this lease to include an additional 16,500 square feet of laboratory and office space and extended the term until July 31, 1999.

     In February 1998, the Company entered into an operating lease with a trust affiliated with First Union National Bank ("First Union") respecting the construction and occupancy of a new laboratory and office facility, consisting of approximately 72,500 square feet and scheduled to be completed in the second quarter, 1999. The lease expires in February 2005, at which time the Company has an option (i) to purchase the property or (ii) to sell the property on behalf of the trust (subject to certain limitations and related obligations). In addition, the Company may, with the consent of First Union, enter into a new lease arrangement. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a more complete description of the Company's arrangements with First Union. The Company expects to consolidate all its operations into its current and this new facility in 1999.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A.  RISK FACTORS

   An investment in the shares of the Company's common stock is speculative in nature and involves a high degree of risk. In addition to the other information contained in this annual report, the following factors should be considered carefully in evaluating the Company and its business before purchasing the shares of the Company's common stock. This annual report contains, in addition to historical information, forward-looking statements, including, but not limited to, those concerning application for international regulatory clearances and labeling expansions for GLIADEL, polymer product line extensions, the commencement and completion of the research program relating to the Company's FKBP-based neuroimmunophilin ligand technology and other technologies, clinical development activities, including without limitation commencement and conduct of clinical trials related to GLIADEL, the Company's strategic plans, anticipated expenditures and the need for additional funds, all of which involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this annual report.

   HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. The Company incurred annual net operating losses from its inception through the end of fiscal 1997, with the sole exception of fiscal 1996 and, as of December 31, 1997, had an accumulated deficit of $26.3 million. Prior to February 25, 1997, the date on which GLIADEL was commercially launched in the United States, substantially all of the Company's revenues had been recognized as research and development or non-recurring milestone payments under the Company's collaborations, and again in fiscal 1997, the majority of the Company's revenues came in the form of non-recurring milestone payments. Except for revenues from sales and non-recurring milestone payments related to GLIADEL under the Company's agreements with RPR and the research funding and non-recurring rights and milestone payments payable under the Company's collaboration with Amgen relating to the Company's Neuroimmunophilin Technology, the Company's product candidates are not expected to generate revenues for at least the next several years, if at all, and whether GLIADEL sales will generate any significant revenues remains uncertain. Furthermore, whether the Company will ever recognize revenues from milestone payments or royalties paid on product sales under its collaboration with Amgen is subject to significant risk and uncertainty, including but not limited to, risks associated with new product development, the conduct of pre-clinical studies and human clinical trials, obtaining regulatory approval, scale-up and manufacturing of new products and commercialization of new products, all of which risks are discussed below in this "Risk Factors" section. While the Company reported net income for the second and third quarters of 1996 and the third quarter of 1997, the income recognized in the 1996 periods was the result of significant and non-recurring payments from RPR with respect to GLIADEL and the income reported in the third quarter 1997 was primarily be due to receipt of a one-time, non-recurring rights payment from Amgen. The Company does not anticipate that fiscal 1998 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results due to a variety of factors, including, but not limited to, the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's collaborative agreements, including its collaboration with Amgen, and expenses relating to the Company's research and development, clinical and manufacturing activities as well as activities undertaken in connection with the preservation and extension of the Company's intellectual property rights. The Company's ability to realize sustained profitability in the future will depend upon, among other things, the successful marketing of GLIADEL by RPR, receipt of regulatory clearance for additional indications for GLIADEL in the United States as well as Europe and other countries, the successful completion of clinical trials for and, if completed, receipt of regulatory clearance for the marketing of, DOPASCAN, and the successful development of any product candidates falling under the Company's collaboration with Amgen. In addition, the Company must enter into collaborative arrangements and license agreements on acceptable terms with others with respect to its product candidates and earlier stage technologies as they are developed. The Company will be required to conduct substantial additional research, development and clinical trials and to receive necessary regulatory clearances that, together with future general and administrative expenses, are expected to result in significant expenses for the foreseeable future. No assurance can be given as to the ability of the Company to achieve significant and sustained revenues or realize sustained profitable operating results.

   DEPENDENCE ON GLIADEL AND RPR. The Company's prospects are highly dependent on sales by RPR of the Company's first commercial product, GLIADEL, which was commercially launched in the United States in February, 1997. The Company currently has insufficient information upon which to assess the ability of the product to gain market acceptance or the extent of the marketing efforts necessary to gain any such acceptance. The failure of GLIADEL to gain market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   To date, the Company has received clearance from the FDA to market GLIADEL in the United States only for patients with recurrent glioblastoma multiforme for whom surgical resection is indicated. The number of patients undergoing surgery for recurrent glioblastoma multiforme is very limited. The Company believes that the total number of patients in the United States who undergo surgery for recurrent glioblastoma multiforme may be less than 10,000 per year. In order to expand the indications for which GLIADEL may be used, the Company and RPR must successfully complete additional lengthy clinical trials and thereafter receive clearance from the FDA. No assurance can be given as to the ability of the Company or RPR to successfully complete these clinical trials and to receive appropriate regulatory clearance on a timely basis, or at all, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. To date, RPR has received international regulatory approvals in only two countries to market GLIADEL, and there can be no assurance that any other such approvals will be obtained.

   The Company granted RPR exclusive worldwide (excluding Scandinavia) marketing, sales and distribution rights for GLIADEL. The Company's agreements with RPR do not impose any minimum purchase or sale requirements on RPR. Therefore, the success of GLIADEL is entirely dependent upon the sales and marketing efforts of RPR. The Company has limited experience in dealing with RPR for the sale of products, and prior to the February, 1997 commercial launch of GLIADEL in the United States, RPR's oncology sales force had no prior experience in marketing a product to neurosurgeons. There can be no assurance that RPR will elect to aggressively market and promote GLIADEL and will successfully do so, and the inability or unwillingness of RPR to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, GLIADEL is a very fragile product. Product recalls due to excessive breakage of the GLIADEL wafers or for other reasons could also have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's agreements with RPR provide for additional payments to the Company upon the timely achievement of designated milestones relating to further clinical development and regulatory approvals. In many instances, achievement of the milestone is dependent on the efforts of RPR. No assurance can be given that any of these milestones will be satisfied in such a manner as will allow the Company to become entitled to these payments. The potential milestone payments under the RPR agreements are significant. Therefore, failure to meet the milestones under the agreements could have a material adverse effect on the Company's business, financial condition and result of operations.

   THE AMGEN COLLABORATION. The amounts payable to the Company under the Amgen Agreements in the form of future potential development milestone payments and royalty payments on product sales are dependent on a number of factors, many of which are not within the Company's control, including the selection of an appropriate lead compound(s), successful completion of the pre-clinical and clinical development activities, regulatory clearances and commercialization of the Neuroimmunophilin Technology, as well as the successful preservation and extension of the patent and other intellectual property rights licensed to Amgen, all of which are subject to significant risks and uncertainties. For a description of these and other material risks related to the research, development and commercialization of the Neuroimmunophilin Technology, see the Risk Factor sections set forth below entitled "Technological Uncertainties," "Uncertainty Regarding Patent and Proprietary Technology," "Dependence on Licenses of Intellectual Property," "Uncertainty of Preclinical and Clinical Trial Results," "Government Regulation and Product Approvals," "Novel Alternative Technologies and Therapeutic Approaches" and "Competition and Technological Change."

   Moreover, under the terms of the Amgen Agreements, the Company has no control over the development activities regarding the Neuroimmunophilin Technology which have been left to the sole discretion of Amgen. The Amgen Agreements also do not specify a timetable for achieving developmental and commercialization goals with respect to the Neuroimmunophilin Technology. In the event that Amgen determines to conduct clinical trials on a product candidate resulting from its collaboration with the Company, there can be no assurance as to the ability of Amgen to successfully complete any such clinical trials and thereafter to receive clearance from domestic or foreign regulatory authorities to market any such products. Further, the Neuroimmunophilin Technology represents a new approach to the treatment of certain types of neurological and other diseases and conditions, and Guilford and Amgen have limited experience in the formulation of and in scaling-up and manufacturing the types of compounds covered by the Neuroimmunophilin Technology, and there can be no assurance that Amgen will ever be successful in scaling up any such compounds needed for commercial sale. For a more complete description of the kinds of risks associated with product manufacture, see the second paragraph under the section entitled "Limited Manufacturing Capabilities" below. In the event Amgen is able to obtain all regulatory approvals necessary to market a product resulting from its collaboration with the Company, the Amgen Agreements do not specify any minimum sales requirements for Amgen, and thus any royalty amounts payable to the Company in the future will be entirely dependent upon the sales and marketing efforts of Amgen, over which Guilford will have no control. In addition, there can be no assurance that Amgen will not in the future pursue technologies for product candidates competitive with the Neuroimmunophilin Technology.

   RELIANCE ON SUPPLIERS. The Company currently is able to purchase certain key components for GLIADEL and its product candidates only from single suppliers. These suppliers are subject to many strict regulatory requirements. There can be no assurance that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply the Company with the key components for its product candidates. In the event that suppliers are unable or refuse to supply the Company, or will supply the Company only at a prohibitive cost, there can be no assurance that the Company could access additional sources at acceptable prices, on a timely basis, or at all. The current formulation of GLIADEL utilizes BCNU (carmustine) as its chemotherapeutic agent. BCNU is currently available only from a single source in the United States and the Company is not aware of any supplier outside of the United States. The Company currently obtains its BCNU from this U.S. supplier on a purchase order basis and not pursuant to any long-term supply agreement. While the Company is taking steps to obtain an additional supplier, the process of qualifying a second supplier is lengthy, and there can be no assurance that the Company's efforts will be successful. Failure to receive key supplies necessary for the manufacture of GLIADEL on a timely basis at a reasonable cost could result in delays of product shipments, which would have a material adverse effect on the Company's business, financial condition and results of operations. The manufacture of DOPASCAN requires a precursor to be labeled with a radioactive isotope of iodine to form the final product. Only a limited number of companies are capable of performing the necessary radioiodination of the precursor and distribution of the final radioiodinated product. While the Company currently has a development and supply arrangement with one of these companies for planned phase III clinical trials, there can be no assurance that the Company, if necessary or desirable, will be able to enter into an agreement with another of these companies for the radioiodination of the precursor on acceptable terms, or at all, or that the Company's current supplier will meet the Company's need for DOPASCAN.

   LIMITED MANUFACTURING CAPABILITIES. To commercialize GLIADEL, the Company must be able to manufacture this product in commercial quantities in compliance with regulatory requirements and at acceptable costs. The Company is manufacturing its initial product candidate, GLIADEL, at its manufacturing facility in Baltimore, Maryland, which consists of production laboratories and a cleanroom occupying approximately 12,500 square feet. The facility currently has the capacity to manufacture approximately 8,000 GLIADEL treatments per year. Although the Company believes the facility meets current Good Manufacturing Practices ("cGMP") requirements and the facility has been inspected by the FDA, the Company has manufactured only limited quantities of GLIADEL in the facility. There can be no assurance that the Company will be able to continue to satisfy applicable regulatory standards, including cGMP requirements, and other requirements relating to the manufacture of GLIADEL in the facility. The Company also faces risks inherent in the operation of a single facility for manufacture of GLIADEL, including risks of unforeseen plant shutdowns due to personnel, equipment or other factors, and the possible inability of the facility to produce GLIADEL in quantities sufficient to meet demand. Any delay in the manufacturing of GLIADEL could result in delays of product shipments, which would have a material adverse effect on the Company's business, financial condition and results of operations.

   Currently, the Company has no manufacturing capabilities for its product candidates, and in order to complete the commercialization process of its product candidates, the Company must either acquire, build or expand its manufacturing facilities or rely on third parties to manufacture product candidates. There can be no assurance that the Company or its collaboration partners will be able to acquire, build or expand facilities that will meet the Company's quality, quantity and timing requirements on acceptable terms, or at all, or that the Company or its collaboration partners will be able to enter into manufacturing contracts with others on acceptable terms, or at all, and the inability of the Company or its collaboration partners to do so could have a material adverse effect on the Company's business, financial condition and results of operations. Third-party manufacturers must also comply with FDA, DEA, and other regulatory requirements for their facilities, including cGMP regulations. Moreover, there can be no assurance that the manufacturing of product candidates on a limited basis for investigational use will lead to a successful transition to commercial, large-scale production. Small changes in methods of manufacture may affect the safety, efficacy or controlled release of the product. Changes in methods of manufacture, including commercial scale-up, can, among other things, require the performance of new clinical studies. Should the Company decide to manufacture its other product candidates, substantial start-up expenses would be incurred, expansion of facilities would be required and additional personnel would have to be hired.

   TECHNOLOGICAL UNCERTAINTIES. Except for GLIADEL, the Company does not expect to generate revenues from product sales, including any products that may result from its collaboration with Amgen, for at least the next several years, if at all. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the discovery, development and commercialization of proprietary products for the diagnosis, treatment and prevention of neurological diseases and conditions and for targeted, controlled drug delivery using biodegradable polymers for the treatment of cancer and other diseases. The Company's product candidates will require additional development, extensive preclinical and clinical trials, regulatory approval and additional investment prior to any commercialization. In certain cases, the Company's compounds, such as GPI-5000, GPI-6000, GPI-6150, and GPI-2138, are "prototypes," which the Company is using to establish proof of principle of the relevant mechanism of action, but which the Company does not intend to develop into a product because of pharmacokinetic characteristics of the compound, the Company's proprietary position with respect to such compound or for other reasons. There can be no assurance that the Company's product development efforts will progress as expected, or at all. In addition, the Company's product candidates are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that the Company's new approaches to the diagnosis, treatment and prevention of neurological diseases and conditions and targeted, controlled drug delivery will not result in any products that gain market acceptance; that any or all of the Company's product candidates will be found to be unsafe, ineffective, or otherwise fail to receive necessary regulatory clearances or, if granted, such clearances will not be revoked; that any or all of the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or more cost-effective products. As a result, there can be no assurance that the Company's activities, either directly or through collaboration partners, will result in any commercially viable products.

   NEED FOR ADDITIONAL PARTNERS. The Company's strategy for the research, development and commercialization of its product candidates has required, and will continue to require, the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and the Company will, therefore, be dependent upon the success of these parties in performing their responsibilities and obligations. The Company is actively seeking partners to assist in the development of DOPASCAN as well as in the Company's neuroprotective drug program. There can be no assurance that the Company will be able to enter into collaborative arrangements or license agreements that the Company deems necessary or appropriate to develop and commercialize its product candidates, or that any or all of the contemplated benefits from such collaborative arrangements or license agreements will be realized. Failure to obtain such arrangements or agreements could result in delays in marketing the Company's product candidates or the inability to proceed with the development, manufacture or sale of product candidates. Certain of the collaborative arrangements that the Company currently has or may enter into in the future may place responsibility on the collaborative partner for preclinical testing, clinical trials and/or preparation and submission of applications for regulatory approval of potential pharmaceutical or other products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business, financial condition and results of operations could be materially and adversely affected. There can be no assurance that collaborators, including Amgen, will not pursue alternative technologies or product candidates either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by the Company's collaborative arrangements. Collaborative arrangements may also require the Company to meet certain regulatory, research or other development milestones and expend minimum levels of funds, and there can be no assurance that the Company will be successful in doing so. Failure of the Company to meet its obligations under its collaborative arrangements could result in a termination of those arrangements and could have a material adverse effect on the Company's business, financial condition and results of operations.

   LIKELY VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has been and is likely to continue to be highly volatile, and an investment in these securities involves substantial risks. The market prices for securities of biotechnology companies (including the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of a particular company. A number of factors could result in the Company's failure to meet the expectations of securities analysts or investors and may have a significant impact on the price of the Company's common stock. Such factors include, but are not limited to, announcements by the Company or its competitors of clinical results, technological innovations, product sales, new products or product candidates, developments or disputes concerning patent or proprietary rights, regulatory developments affecting the Company's products, as well as market conditions for emerging growth companies and biopharmaceutical companies, economic and other internal and external factors and period-to-period fluctuations in results of operations.

   UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend in part on its ability to obtain, maintain and enforce patent protection for its products and processes or license rights to patents, maintain trade secret protection and operate without infringing upon the proprietary rights of others. The degree of patent protection afforded to pharmaceutical and biotechnological inventions is uncertain, and a number of Guilford's product candidates are subject to this uncertainty. Guilford is aware of a company which has asserted in a public filing that it has patent applications claiming the use of certain of its immunosuppressive compounds and certain multidrug resistance compounds for nerve growth applications. Such other company has also publicly claimed holding patents and patent applications relating to compounds which it claims are useful in nerve growth applications. While the Company does not believe that its neurotrophic compounds infringe on such company's patents, no assurance can be given as to the ability of Guilford's patents and patent applications to adequately protect its neurotrophic product candidates, or that Guilford's neurotrophic product candidates will not infringe or be dominated by this company's patents or patent applications, if issued, or those of any other company. There can be no assurance that any patent applications filed by, or assigned or licensed to, the Company will be granted, that the Company will develop additional products or processes that are patentable, or that any patents issued to, or licensed by, the Company will provide the Company with any competitive advantages or adequate protection for its products. In addition, there can be no assurance that any existing or future patents or intellectual property issued to, or licensed by, the Company will not subsequently be challenged, invalidated or circumvented by others.

   Guilford's policy is to control the disclosure and use of its know-how and trade secrets under confidentiality agreements with employees, consultants and other parties. There can be no assurance, however, that its confidentiality agreements will be honored, that others will not independently develop equivalent or competing technology, that disputes will not arise concerning the ownership of intellectual property or the applicability of confidentiality obligations, or that disclosure of Guilford's trade secrets will not occur. To the extent that consultants or other research collaborators use intellectual property owned by others in their work with the Company, disputes may also arise as to the rights to related or resulting intellectual property.

   Guilford supports and collaborates in research conducted in universities and in governmental research organizations. There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise as to rights in derivative or related research programs conducted by the Company. In addition, in the event of a contractual breach by the Company, certain of the Company's collaborative research contracts provide for the return of technology rights (including any patents or patent applications) to the contract sponsors.

   Questions of infringement of intellectual property rights, including patent rights, may involve highly technical and subjective analyses. There can be no assurance that any of the Company's existing or future products or technologies do not or will not infringe the rights of other parties, that such other parties may not in the future initiate legal action against the Company to enforce their claims or that, if such actions are brought, the Company would be successful in defending itself.

   If the Company is required to defend against charges of infringement of patent or proprietary rights of third parties or to protect its own patent or proprietary rights against third parties, including its neurotrophic product candidates, the Company may incur substantial costs and could lose rights to develop or market certain products or be required to pay monetary damages or royalties to license proprietary rights from third parties. In response to actual or threatened litigation, the Company may seek licenses from third parties or attempt to redesign its products or processes to avoid infringement; however, there can be no assurance that the Company will be able to obtain licenses on acceptable terms, or at all, or redesign its products or processes. In addition to being a party to patent infringement litigation, the Company could be required to participate in patent interference proceedings declared by the U.S. Patent and Trademark Office, which would be expensive and time-consuming, even if the Company were to prevail in such a proceeding. The Company may also be forced to initiate legal proceedings to protect its patent position or other proprietary rights. These proceedings typically are costly, protracted, and offer no assurance of success. Furthermore, under the Company's collaboration with Amgen, Amgen is responsible for the preparation, filing, prosecution, maintenance and defense of patent applications and patents relating to technology covered by the Amgen Agreements, and there can be no assurance that Amgen will pursue such activities in the same manner or as vigorously as the Company would if it had such responsibility. Furthermore, Amgen has the option to take the lead in bringing actions to enforce patent rights subject to the Amgen Agreements and to defend against third party infringement suits regarding the Neuroimmunophilin Technology. While Amgen and Guilford have agreed to consult with each other on such matters, in the event of disagreement, Amgen's decisions shall control.

   DEPENDENCE ON LICENSES OF INTELLECTUAL PROPERTY. The Company has licensed certain intellectual property from third parties, including certain intellectual property underlying GLIADEL, DOPASCAN and the Neuroimmunophilin Technology. Under the terms of its license agreements, the Company is obligated to exercise diligence, achieve certain milestones, and expend minimum amounts of resources in bringing potential products to market and make certain royalty, milestone and patent cost reimbursement payments. In addition, each of these agreements contains certain record keeping and reporting obligations. Each agreement is terminable by either party, upon notice, if the other party defaults in its obligations. There can be no assurance that the Company will be able to meet its obligations under these agreements on a timely basis, or at all or that these obligations will not conflict with those under the Company's other corporate collaborations. Should the Company default under any of these agreements, the Company may lose its right to market and sell any products based on the licensed technology. In such event, the Company's business, financial condition and results of operations would be materially and adversely affected. The agreements also require the Company to pay a royalty to these parties on sales of GLIADEL and, if successfully developed, milestone and/or royalty payments in connection with DOPASCAN or other compounds developed and commercialized under the Neuroimmunophilin Technology.

   RIGHTS WITH RESPECT TO GOVERNMENT SUPPORTED RESEARCH. Aspects of the technology licensed under the Company's license agreements may be subject to certain rights held by the U.S. government (the "Government Rights"). These rights include a non-exclusive, royalty-free, worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the United States government has the right to grant licenses which may be exclusive under any of such inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations.
The government also has the right to take title to a subject invention if there is failure to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the Government Rights include the right to use and disclose without limitation technical data relating to licensed technology that was developed in whole or in part at government expense. Provisions recognizing these Government Rights are contained in the Company's principal technology license agreements.

   The Company has entered into a contract with the U.S. Army, funded by the Office of National Drug Control Policy, to provide certain financial support for research being conducted by Guilford on a potential cocaine inhibitor. That contract permits the U.S. government to obtain unlimited rights in data developed in the course of performing under the contract in the event the Company fails to make use of the data within five years after termination of the contract in conducting further laboratory investigation and/or clinical trials toward the development of a commercial product to combat drug abuse.

   UNCERTAINTY OF PRECLINICAL AND CLINICAL TRIAL RESULTS. Before obtaining regulatory approval for the commercial sale of any of its product candidates, the Company must demonstrate through preclinical and clinical trials that the product is safe and effective for use in the clinical indication for which approval is sought. The Company and RPR commenced a Phase III clinical trial for GLIADEL in December, 1997 for initial surgery for malignant glioma, and the Company intends to carry out a Phase III clinical trial for DOPASCAN. There can be no assurance that the results of these trials will be successful, and adverse results from either of these trials would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be permitted to undertake or continue clinical trials for any of its product candidates, or, if permitted, that such products will be demonstrated to be safe and effective. Moreover, the results from preclinical studies and early clinical trial may not be predictive of results that will be obtained in later stage clinical trials. There can be no assurance that the Company's present or future clinical trials will demonstrate the safety and efficacy of any product candidates or will result in any necessary regulatory approval to market products.

   GOVERNMENT REGULATION AND PRODUCT APPROVALS. The Company's research, preclinical development and clinical trials and the manufacturing and marketing of its product candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including, but not limited to, the FDA and the DEA. Except for GLIADEL, none of the Company's product candidates has received marketing clearance from the FDA, and and except with respect to GLIADEL in a very limited number of foreign countries, none has received clearance from any other foreign regulatory authority for commercial sale. As a condition to approval of the Company's product candidates under development, the FDA could require additional preclinical, clinical or other studies. Any such requirement for the Company to perform additional preclinical, clinical or other studies or purchase data from other companies could have a material adverse effect on the Company's business, financial condition and results of operations.

   In order to obtain FDA approval of a new drug product for an indication, the Company must demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended use and that the product is capable of being manufactured in accordance with applicable regulatory standards. There can be no assurance that the Company will be able to satisfy the foregoing requirements with respect to any of its drug product candidates or with respect to the proposed new labeling of GLIADEL for malignant glioma at the time of initial surgery, that the FDA will approve any of its drug product candidates or such labeling or that, if such product candidates or such new labeling is approved, the FDA will approve the full scope of uses and labeling sought by the Company and its corporate partner, RPR. Failure to obtain regulatory drug approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Once FDA approval is obtained, the FDA may also require post-marketing testing and surveillance to monitor the record of the approved product and continued compliance with regulatory requirements. In addition, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

   The process of obtaining FDA and other required approvals or licenses and of meeting other regulatory requirements to test and market drugs, including controlled substances and radiolabeled drugs, is rigorous and lengthy and has required, and will continue to require, the expenditure of substantial resources. All of the Company's product candidates will need to be the subject of further clinical and other studies. Unsatisfactory clinical trial results and other delays in obtaining regulatory approvals or licenses would prevent the marketing of products developed by the Company, and pending the receipt of such approvals or licenses and the meeting of other regulatory requirements, the Company will not receive product revenues or royalties.

   The Company hopes to capitalize on current FDA regulations and the new provisions of the FDA Modernization Act of 1997, as applicable, that permit fast track approval or treatment use of, and cost recovery for, certain experimental drugs. The FDA's fast track accelerated or expedited regulations are limited to drug products intended to treat seriously debilitating or life-threatening diseases and that provide meaningful therapeutic benefit to patients over existing treatments or that are for diseases for which no satisfactory or alternative therapy exists, among other requirements. The FDAMA contains certain provisions patterned after the accelerated approval regulations and other provisions pertaining to expanded access, i.e. treatment uses. Since some of the new statutory provisions and current FDA relations are different from each other, it is unclear how they will apply, if at all, to the Company's drug candidates. There can be no assurance that the Company's drug candidates will qualify for fast track approvals or for treatment use and cost recovery.

   Controlled drug products and radiolabeled drugs are subject to special regulations in addition to those applicable to other drugs. Certain of the Company's products and product candidates (including DOPASCAN) are or may be subject to regulation by the DEA as controlled substances and other federal agencies as radiolabeled drugs. The failure to continue to obtain exceptions from DEA for shipment abroad or other activities could have a material adverse effect on the Company. The Company has obtained registrations for its facilities from the DEA and exceptions from the DEA with respect to various of its activities involving DOPASCAN, including the shipment of certain quantities of a precursor of this product candidate to an overseas collaborative partner. However, there can be no assurance that such exceptions will be sufficient to cover future activities of the Company, will not be revoked, or that other requirements to test, manufacture and market controlled substances or radiolabeled drugs can be satisfied, or that the Company will be able to obtain additional necessary approvals or licenses to meet state, federal and international regulatory requirements to manufacture and distribute such products. The FDAMA requires FDA to issue and finalize within one and one-half years regulations governing the approval of radiolabeled drugs. It is unclear how these and other provisions may affect the potential for approval of DOPASCAN.

   NOVEL ALTERNATIVE TECHNOLOGIES AND THERAPEUTIC APPROACHES. Many of the Company's product development efforts represent novel alternative therapeutic approaches and new technologies used, among other things, in the diagnosis and monitoring of Parkinson's disease, the promotion of nerve growth and the prevention of neuronal damage, and have not been widely studied. There is no assurance that these approaches and technologies will be successful. Moreover, the Company is applying these approaches and technologies to discover new treatments for conditions that are also the subject of research and development efforts by numerous other companies. The Company's competitors may succeed in developing technologies or products that are more efficacious or cost-effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or product candidates becoming obsolete or noncompetitive.

   COMPETITION AND TECHNOLOGICAL CHANGE. The Company is involved in evolving technological fields in which developments are expected to continue at a rapid pace. Guilford's future success depends upon maintaining its ability to compete in the research, development and commercialization of products and technologies in its areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities and experience and manufacturing, marketing, financial and managerial resources than the Company and represent significant competition for the Company. Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those under development by the Company The Company is aware of the development by other companies and research scientists of alternative approaches to the treatment of malignant glioma, the diagnosis of Parkinson's disease, the promotion of nerve growth and repair, the treatment and prevention of neuronal damage, and the treatment of cocaine addiction. There can be no assurance that developments by others will not render the Company's products or technologies noncompetitive or obsolete, or that the Company will be able to keep pace with technological developments.

   Any product candidate that the Company develops and for which it gains regulatory approval, including GLIADEL, must then compete for market acceptance and market share. For certain of the Company's product candidates, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include capabilities of the Company's collaborators, product efficacy and safety, timing and scope of regulatory approval, product availability, marketing and sale capabilities, reimbursement coverage, the amount of clinical benefit of the Company's product candidates relative to their cost, method of administration, price and patient protection. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company. The achievement of any of these goals by the Company's competitors could have a material adverse effect on the Company's business, financial conditions and results of operations.

   FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company will require substantial funds in order to continue its research and development programs and preclinical and clinical testing and to manufacture and, where applicable, market its products. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of collaborative and licensing agreements and other arrangements and the progress of manufacturing scale-up efforts.

   The Company believes that its existing resources will be sufficient to fund the Company's activities at least for the next twelve months. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions will not result in the expenditure of these resources before that time. The Company anticipates that it will fund future capital requirements through a combination of revenues generated under its agreements with RPR relating to GLIADEL, public or private financings (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that required future financing arrangements will be available on acceptable terms, or at all.

   LIMITED CLINICAL AND REGULATORY COMPLIANCE CAPABILITIES. The Company has limited resources in the areas of product testing and regulatory compliance, and thus will have to expend capital to acquire and expand such capabilities, reach collaborative arrangements with third parties to provide these capabilities or contract with third parties to provide these capabilities in order to carry its products through the necessary regulatory approvals and prepare its product candidates for commercialization and marketing.

   REIMBURSEMENT UNCERTAINTY. Sales of the Company's product candidates will depend in part on the availability of reimbursement from third-party health care payors, such as government and private insurance plans. Reimbursement policies for GLIADEL remain uncertain. No assurance can be given that any reimbursement will be available at all or will be available at price levels sufficient to realize an appropriate return on the Company's investment in GLIADEL or other products in development.

   RISK OF PRODUCT LIABILITY. The Company may potentially become subject to large liability claims and significant defense costs as a result of the design, manufacture or marketing of, or the conduct of clinical trials involving, its products. A product liability related claim or recall could have a material adverse effect on the Company. The Company currently maintains only $10 million of product liability insurance covering clinical trials and product sales, and there can be no assurance that such or any future insurance coverage obtained by the Company will be adequate or that claims, if any, will be covered by the Company's insurance. Product liability insurance varies in cost, can be difficult to obtain and may not be available in the future on terms acceptable to the Company, if at all. An inability to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the clinical development and/or commercialization of any products developed by the Company.

   DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS. The Company is highly dependent on the principal members of its management and scientific staff, including the Company's Chief Executive Officer, Craig R. Smith, M.D., and member of the Company's Board of Directors and Chairman of the Company's Scientific Advisory Board, Solomon H. Snyder, M.D. The loss by the Company of the services of either of these individuals or other members of its senior management could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has entered into a consulting agreement with Dr. Snyder and an employment agreement with Dr. Smith that provide for the protection of the Company's proprietary rights, either Dr. Snyder or Dr. Smith may terminate his relationship with the Company at any time. Accordingly, there can be no assurance that either of these individuals or other employees or consultants will remain with the Company or that, in the future, these employees or consultants will not organize, or become employed by or associated with companies competitive with the Company.

   The Company's planned activities will require individuals with expertise in many areas including, without limitation, preclinical testing, clinical trial management, regulatory affairs, manufacturing and business development. These activities will require the addition of new personnel, including management personnel and the development of additional expertise by existing management personnel. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's activities, and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development of the Company's business. There is significant competition for experienced scientists from numerous pharmaceutical, biotechnology and health care companies and academic and other research institutions. The inability to hire such personnel or to develop such expertise could have a material adverse effect on the Company's operations. In addition, the Company is dependent on collaborators at research institutions and its Scientific Advisory Board members and consultants.

   LACK OF SALES AND MARKETING EXPERIENCE. The Company currently has not established a sales force, and the Company has no experience in marketing or selling a product in a commercial setting. In the event the Company decides to establish an in-house sales force, there can be no assurance its efforts will be successful. In addition, if the Company succeeds in bringing additional products to market, it will compete with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts would compete successfully against such other companies.

   HAZARDOUS AND RADIOACTIVE MATERIALS; ENVIRONMENTAL MATTERS; ANIMAL TESTING. Research and development processes sponsored by the Company involve the controlled use of hazardous and radioactive materials. The Company and its collaborative partners are subject to international, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous and radioactive materials. The Company believes that the safety procedures relating to its in-house research and development and manufacturing efforts comply in all material respects with the standards prescribed by such laws and regulations. However, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Moreover, there can be no assurance that the Company's collaborative partners are in compliance with such standards or that the Company and its collaborative partners will be in compliance with such standards in the future. In such event, the business, operations or finances of the Company may be materially adversely affected, and the Company and/or its collaborative partners could be held liable for damages, fines or other liability, and any such liability could exceed the resources of the Company. Although the Company believes that it is and will continue to be in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. In addition, much of the research and development efforts sponsored by the Company involves use of laboratory animals. The Company may be adversely affected by changes in laws, regulations or accepted clinical procedures or by social pressures that would restrict the use of animals in testing or by actions against the Company or its collaborators by groups or individuals opposed to such testing.

   SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION AND EXCHANGE RIGHTS. As of March 17, 1998, the Company had approximately 19,445,145 shares of common stock outstanding. As of that date, there were options to purchase approximately an aggregate of 3,139,288 shares of common stock and warrants to purchase 1,012,934 shares outstanding. A significant portion of the outstanding common stock and shares issuable upon exercise of outstanding options are freely tradable. Holders of the Company's common stock and warrants (representing approximately an aggregate of 1,853,029 shares), including Amgen, have demand and/or piggyback registration rights. The foregoing registration rights may be exercised at any time and would permit the resale of some or all of such shares in the public market. If the Company were required to include shares in a Company-initiated registration pursuant to the exercise of registration rights, the sale of such shares could have a material adverse effect on the Company's ability to raise additional capital. No prediction can be made as to the effect, if any, that sales of shares of the Company's common stock or the availability of such shares for sale will have on the market prices of the common stock of the Company prevailing from time to time. The possibility that substantial amounts of the Company's common stock may be sold in the public market may adversely affect prevailing market prices for its common stock and could impair the Company's ability to raise capital through the sale of its equity securities.

   ANTI-TAKEOVER PROVISIONS; PREFERRED STOCK. The Company's Amended and Restated Certificate of Incorporation, as amended, and the Delaware General Corporation Law contain certain provisions, including the requirements of
Section 203 of the Delaware General Corporation Law, that may delay or prevent an attempt by a third party to acquire control of the Company. The Company has adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire the Company through the distribution of rights to stockholders enabling those stockholders to acquire shares of the Company's common stock, or that of an acquirer, at a substantial discount to the public market price should any person or group acquire more than 20% of the Company's common stock without approval of the Board of Directors under certain circumstances. The Company has reserved 300,000 shares of Series A Junior Participating Preferred Stock for issuance in connection with the stockholder rights plan. The Company is authorized to issue an additional 4,700,000 shares of Preferred stock in one or more series, having terms fixed by the Board of Directors without a stockholder vote. No shares of preferred stock of the Company are currently outstanding. While the Board of Directors has no current intentions or plans to issue any Preferred Stock, issuance of these shares could also be used as an anti-takeover device.

   ABSENCE OF DIVIDENDS. The Company has never declared or paid any cash dividends on its common stock and does not intend to do so for the foreseeable future. In addition, the Company is prohibited from paying any cash dividends under the terms of its current loan and lease agreements.

   YEAR 2000 COMPLIANCE. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems, manufacturing processes and various administrative functions. To the extent that these systems contain source code that is unable to appropriately interpret the upcoming calendar year "2000", some level of modification or even the possible replacement of such source code or application may be necessary. The Company is in the process of identifying the software applications that may not be "Year 2000" compliant. Based upon the information known at this time about the Company's current systems, there can be no assurance that the Company will be able to address the "Year 2000" issues in a timely manner.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the Nasdaq(R) National Market under the symbol "GLFD." The following table sets forth the range of high and low sale prices for the Common Stock as reported on the Nasdaq(R) National Market for the periods indicated below.

                                                          High            Low
                                                          ----            ---
 1995
 First Quarter  . . . . . . . . . . . . . . . .         $  4.25        $  2.96
 Second Quarter . . . . . . . . . . . . . . . .            4.25           3.17
 Third Quarter  . . . . . . . . . . . . . . . .            9.42           4.17
 Fourth Quarter . . . . . . . . . . . . . . . .           11.00           7.50

 1996
 First Quarter  . . . . . . . . . . . . . . . .           16.58          10.33
 Second Quarter . . . . . . . . . . . . . . . .           23.83          13.33
 Third Quarter  . . . . . . . . . . . . . . . .           19.92          11.58
 Fourth Quarter . . . . . . . . . . . . . . . .           23.25          16.50

 1997
 First Quarter  . . . . . . . . . . . . . . . .           29.00          20.75
 Second Quarter . . . . . . . . . . . . . . . .           27.00          20.25
 Third Quarter  . . . . . . . . . . . . . . . .           30.63          20.75
 Fourth Quarter . . . . . . . . . . . . . . . .           32.00          18.38

 1998
 First Quarter (through March 17, 1998) . . . .           23.75          17.63

     As of March 17, 1998, there were approximately 196 holders of record of the Company's common stock and in excess of 400 beneficial stockholders.

     The Company has never declared or paid any cash dividends and does not intend to do so for the foreseeable future. The Company currently intends to retain all earnings, if any, to finance the development of its business. Under the Company's various loan and lease agreements with certain financial institutions, the Company may not declare, during the term of these agreements, any cash dividends on its common stock without the prior written consent of these financial institutions and, in certain cases, the Maryland Industrial Development Financing Authority.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data with respect to the Company for the period from inception on July 14, 1993 through December 31, 1993 and for each of the years in the four year period ended December 31, 1997 have been derived from the Company's consolidated financial statements which have been audited by KPMG Peat Marwick LLP, the Company's independent auditors. The Company's consolidated financial statements as of December 31, 1996 and 1997, and for each of the years in the three year period ended December 31, 1997, including the Notes thereto, are included elsewhere in this annual report. The information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                           JULY 14, 1993
                                        (DATE OF INCEPTION)                       YEARS ENDED DECEMBER 31,
                                          TO DECEMBER 31,   -------------------------------------------------------------
                                               1993             1994             1995            1996             1997
                                        ------------------  -------------   -------------   -------------    ------------
   STATEMENT OF OPERATIONS DATA:
       Total revenues................         $   --           $   --         $    586         $28,020          $23,828
         Costs and Expenses:
            Cost of sales                         --               --               --              --            2,585
            Research and
       development...................          1,061            2,869            9,688          18,761           30,293
            General and
       administrative................            367            2,369            4,367           6,736            9.076
     Compensation -- warrants........             --              991               --              --               --
                                        ------------------  -------------   -------------   -------------    ------------
            Total costs and
            expenses.................          1,428            6,229           14,055          25,497           41,954
                                        ------------------  -------------   -------------   -------------    ------------

     Operating income (loss) ........         (1,428)          (6,229)         (13,469)          2,523          (18,126)
       Other income (expense),
         net.........................             15              332              832           2,550            6,689
                                        ------------------  -------------   -------------   -------------    ------------
       Net income (loss).............        $(1,413)         $(5,897)       $ (12,637)        $ 5,073        $ (11,437)
                                        ------------------  -------------   -------------   -------------    ------------
       Basic earnings (loss) per
        common share (1).............        $ (0.67)         $ (1.45)       $   (1.72)        $  0.39          $ (0.65)
                                        ------------------  -------------   -------------   -------------    ------------
       Average common shares
        outstanding (1)..............          2,111            4,067            7,354          13,001           17,570
       Diluted earnings (loss)
        per common share (1).........        $ (0.67)         $ (1.45)      $    (1.72)        $  0.35        $   (0.65)
                                        ------------------  -------------   -------------   -------------    ------------
       Average common and
        dilutive equivalent shares
        outstanding (1)..............          2,111            4,067            7,354          14,634           17,570


                                                                             DECEMBER 31,
                                        ---------------------------------------------------------------------------------
                                              1993               1994            1995            1996             1997
                                        ------------------  -------------   -------------   -------------    ------------
   BALANCE SHEET DATA:
   Cash, cash equivalents and
     investments (2) ................         $2,562           $11,834          $19,454        $77,439         $160,219

   Total assets (2)..................          3,258            14,562           26,048         93,659          180,081

   Long-term debt....................             --             1,431            4,696         10,905           10,926

   Total stockholders' equity........          2,887            11,421           17,773         75,877          158,294

----------

(1) For information concerning the calculation of earnings (loss) per share, see Note 2 of Notes to Consolidated Financial Statements.

(2) Includes restricted investments of $1.2 million, $3.6 million, $10.1 million, and $12.1 million at December 31, 1994, 1995, 1996 and December 31, 1997, respectively. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is qualified in its entirety by the more detailed information and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report. The forward-looking statements contained in this annual report, include, but are not limited to, those concerning application for international regulatory clearances and labeling expansion for GLIADEL, polymer product line extensions, the commencement and completion of the research program relating to the Company's FKBP-based neuroimmunophilin ligand technology and other technologies, clinical development activities, including without limitation commencement and conduct of clinical trials related to GLIADEL, the Company's strategic plans, anticipated expenditures and the need for additional funds, all of which involve significant risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section herein captioned "Risk Factors" and elsewhere in this annual report.

GENERAL

     Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery products for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions.

     The Company anticipates that its future revenues will come primarily from two sources: (i) transfer payments and/or royalties related to sales of GLIADEL and other products that may be developed in the future, including products developed under the Amgen collaboration, and (ii) milestone, rights and other payments made under the Company's current and any future collaboration agreements relating to the research, development and/or commercialization of the Company's technologies. The Company is eligible for certain milestone and other payments in the future under its collaborations with RPR and Amgen if certain regulatory and/or development objectives are attained and views these potential payments as significant future revenue opportunities. As noted in the section herein captioned "Risk Factors" and elsewhere in this annual report, there can be no assurance, however, that the Company will be successful in its efforts to enter into future collaborations for the research, development and/or commercialization of its technologies or will receive any or all of the milestone payments for which it is eligible under its existing or any future collaborations.

     Through December 31, 1996, substantially all the Company's revenues had been recognized as non-refundable research and development or rights and milestone payments under the Company's collaborations. While the Company reported net income of $5.1 million for fiscal 1996, the Company incurred net operating losses from its inception through the first quarter of 1996 and again in the fourth quarter of 1996. For the year ended December 31, 1997, the Company incurred a net loss of $11.4 million. Through December 31, 1997, the Company had an accumulated deficit of $26.3 million.

     In addition to revenues related to GLIADEL, the Company's only other significant revenues recognized in fiscal year 1997 consist of the one-time, non-refundable signing fee of $15 million from Amgen and $1.125 million in payments from Amgen related to certain research activities conducted at Guilford. Pursuant to the Amgen Agreements, effective October 1, 1997, Amgen agreed to pay up to $13.5 million in the aggregate, payable quarterly over three years, to support research activities at the Company relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years. In addition, in the future the Company may be entitled to certain non-refundable, milestone payments in the event certain development milestones are achieved by Amgen and to royalties on future product sales, if any. As noted in the section herein captioned "Risk Factors" and elsewhere in this annual report, whether the Company will ever recognize future revenues in the form of milestone payments and royalties under the Amgen Agreement is subject to significant risk and uncertainty, and there can be no assurance that the Company will recognize significant revenues, if any, from these sources in the future.

     The Company was not profitable in 1997, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and Amgen and other existing and potential collaborations, expenditures relating to the Company's research and development, clinical and manufacturing activities, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the preservation and extension of the Company's intellectual property rights.

     The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company commercializes GLIADEL through its marketing partners and conducts research and development activities to develop its other technologies and potential products. The Company has experienced substantial personnel growth since its inception. At December 31, 1997 the Company had 198 full-time employees as compared to 140 full-time employees at December 31, 1996. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully including any product candidates identified pursuant to activities under the collaboration with Amgen, conduct clinical trials, obtain required regulatory clearances, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the section herein captioned "Risk Factors".

RESULTS OF OPERATIONS

Years Ended December 31, 1997, 1996 and 1995

     In 1997, the Company recognized $23.8 million in revenues, consisting primarily of the one-time, non-refundable signing payment of $15 million from Amgen, $1.125 million from Amgen to fund research at Guilford related to the Neuroimmunophilin Technology, and revenues from product sales and royalties relating to GLIADEL as well as amounts reimbursed by RPR relating to the Company's efforts to develop a high dose GLIADEL product. In 1996, the Company recognized $28.0 million in revenues, primarily consisting of a total of $27.5 million in non-recurring milestone payments made by RPR in June and September 1996. In 1995, the Company recognized $0.6 million in revenues, primarily consisting of a non-refundable license fee payment pursuant to the Company's agreement with DRL related to DOPASCAN.

     Revenues from GLIADEL sales consist of two main components: (i) transfer price payments related to sales of product directly to RPR and (ii) royalty payments made by RPR to the Company on product sales to end-users. GLIADEL was commercially launched in the United States by RPR on February 25, 1997. The majority of the revenues from GLIADEL in each of the first two quarters of 1997 consisted of transfer price payments related to sales of GLIADEL to RPR in order for RPR to build up an initial inventory of the product. The reduction in revenues related to GLIADEL sales in the second half of 1997 as compared to the first half of 1997 primarily resulted from the reduction in the level of transfer payments made by RPR from $3.8 million in the first half of 1997 to $1.9 million in the second half of 1997, reflecting a stabilization in RPR's current inventory requirements for GLIADEL. This decrease in GLIADEL revenues was partially offset by an increase in royalties recognized on end-user sales from $650,000 in royalties in the first half of 1997 to $972,000 in the second half of 1997. As noted in the section herein captioned "Risk Factors" and elsewhere in this annual report, future GLIADEL sales are subject to a number of risks and uncertainties, and there can be no assurance that GLIADEL sales will generate significant revenues for the Company.

     Cost of sales for the year ended December 31, 1997 were $2.6 million. Included in this amount is approximately $281,000 representing royalty payments made to a third party from which the Company has licensed certain technologies related to GLIADEL and certain costs specifically related to the commercial product launch of GLIADEL in the United States. As GLIADEL was commercially launched in the United States in February 1997, the Company did not incur cost of sales prior to 1997. To the extent GLIADEL production levels increase, the Company expects that per unit product costs may decrease as economies of scale are achieved. There can be no assurance, however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

     Research and development expenses increased to $30.3 million as compared to $18.8 million in 1996 and $9.7 million in 1995. The increase of $11.5 million in research and development costs from 1996 to 1997 was primarily attributable to expenses related to increased personnel costs, contracted research, consulting, laboratory supplies, and in addition royalties owed to a third-party licensor of certain technology relating to contract revenues recognized under the Amgen Agreements. In 1997, the Company continued to accelerate its neuroimmunophilin, pre-synaptic glutamate inhibitor, polymer, and other research and development programs, continued to fund development activities at the third party manufacturer for DOPASCAN, and continued with Phase I clinical trials for a high dose formulation of GLIADEL. The increase in research and development costs from 1995 to 1996 of $9.1 million was primarily attributable to expenses related to increased personnel costs and contracted research, consulting and laboratory supplies. During 1996, the Company accelerated its neuroimmunophilin, neurotrophic and addictive therapeutics research and development programs, initiated and completed enrollment of a multi-center Phase II clinical trial in the United States for DOPASCAN, finalized preparation of its new drug application for GLIADEL (submitted in February 1996) and prepared for the commercial launch of GLIADEL. In addition, in 1997 and 1996 research and development expenses included charges relating to certain consulting agreements entered into in April 1996, consisting of non-cash compensation expense of $985,000 and $1.2 million, respectively, and cash compensation expense of $244,000 and $135,000, respectively. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required to record varying amounts of non-cash compensation charges in research and development expenses through 2001 relating to these agreements of up to an additional $1.2 million in the aggregate. The Company anticipates that its research and development expenses will continue to increase in future periods.

     General and administrative expenses increased to $9.1 million in 1997 as compared to $6.7 million in 1996 and $4.4 million in 1995. The increases in general and administrative expenses of $2.4 million from 1996 to 1997 and of $2.3 million from 1995 to 1996 were attributable to higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of such employees has increased. Increases in costs related to patenting and other activities related to establishment and preservation of the Company's intellectual property rights and costs related to operations as a public company also contributed to increased general and administrative expenditures over these periods. The Company anticipates that its general and administrative expenses will continue to increase in future periods.

     Other income and expense relates primarily to interest income and interest expense. Interest income increased to $7.5 million in 1997 compared to $3.1 million in 1996 and $0.8 million in 1995. The increase in 1997 was primarily attributable to an increase in the average invested capital in 1997 as compared to the prior periods. The increase in average invested capital was primarily due to the public sale of the Company's Common Stock in April, 1997, the one-time, non-refundable signing fee of $15 million paid by Amgen in August 1997 and the sale of shares of Company common stock and warrants to Amgen for $20 million consummated in October, 1997. The increase in 1996 as compared to 1995 was primarily attributable to an increase in the average invested capital resulting from the Company's equity offering in March, 1996 and from revenues from RPR. In 1997, 1996 and 1995, the Company incurred interest expense of $0.8 million, $0.5 million and $0.2 million, respectively, relating to borrowings under its loan agreements with First Union (formerly Signet Bank) providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and investments were $160.2 million at December 31, 1997. Included in this amount is $12.1 million of restricted cash held as collateral with respect to certain of the Company's indebtedness. The Company had incurred an accumulated deficit at December 31, 1997 of $26.3 million and expects to continue to incur additional operating losses from time to time in the future.

     The Company incurred capital expenditures of $6.4 million in 1997 as compared to $9.1 million in 1996 and $3.7 million in 1995. These capital expenditures were related to the construction of the Company's GLIADEL manufacturing facility and related tenant improvements for research and development laboratories and administrative offices. Additionally, other purchases included capital equipment, including laboratory and manufacturing equipment, and computer hardware and software to support the Company's activities.

     In 1997, the Company utilized its $5.0 million operating lease arrangement with General Electric Capital Corporation to lease certain equipment. In March, 1998, the Company entered into master equipment lease arrangements for up to an aggregate of $10.75 million, pursuant to which the Company expects to lease additional equipment, including computer hardware and software, furniture and fixtures. Depending on the type of equipment covered and certain other factors, the term of any lease entered into under these arrangement can range from two to four years. Such financing, along with the Company's internal resources as well as external sources of funds, is expected to provide for the Company's equipment needs for the foreseeable future.

     In February 1998, in order to meet the Company's future facilities needs, the Company entered into an operating lease with a trust affiliated with First Union for an approximately 72,500 square foot facility to be constructed on a lot adjacent to the Company's current headquarters in Baltimore, Maryland in order to support the Company's future research, development and administrative activities over the next several years. During the construction period, the Company will act as construction agent for the trust, responsible for performing all duties associated with the development of the property and anticipates that the facility will be ready for occupancy prior to the end of the second quarter of 1999. The lease expires in February, 2005 and the Company anticipates that the lease payments for this facility will not exceed $2.0 million annually. At the expiration of the lease term, the Company has two options under its agreement with the trust. The Company can purchase the property for an amount equal to any and all unamortized acquisition and construction costs as well as accrued but unpaid interest and similar costs incurred by the trust as part of its acquisition and construction activities related to the property (the"Termination Amount"), or the Company can sell the property on behalf of the trust, which is then obligated to apply the proceeds from such sale against repayment of the Termination Amount. If such sale proceeds are insufficient to cover the entire Termination Amount, the Company is then obligated to repay any such shortfall subject to a total cap on such payments equal to 83% of the Termination Amount. In addition, the Company may, with the consent of First Union, enter into a new lease arrangement.

     The Company has available up to $7.5 million under a loan agreement with RPR respecting expansion of the Company's GLIADEL and polymer manufacturing capacity. As of January 2, 1997, $4.0 million was available under the loan agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at December 31, 1997. The Company has not yet determined whether to draw on the capital available under its loan agreement with RPR to fund the expansion of the Company's manufacturing facilities.

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

     The Company has assessed and continues to assess the impact of the "Year 2000" issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems to process critical financial and operational information incorrectly. The Company does not expect the costs associated with becoming Year 2000 compliant will be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         GUILFORD PHARMACEUTICALS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            PAGE
                                                            ----

        Independent Auditors' Report . . . . . . . . .       36

        Consolidated Balance Sheets  . . . . . . . . .       37

        Consolidated Statements of Operations  . . . .       38

        Consolidated Statements of Stockholders'
         Equity  . . . . . . . . . . . . . . . . . . .       39

        Consolidated Statements of Cash Flows  . . . .       40

        Notes to Consolidated Financial
         Statements  . . . . . . . . . . . . . . . . .       41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Guilford Pharmaceuticals Inc.:

     We have audited the accompanying consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Baltimore, Maryland
February 13, 1998

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES



                         Consolidated Balance Sheets
                      (in thousands, except share data)

                                                            DECEMBER 31, 1997        DECEMBER 31, 1996
                                                          ----------------------   ----------------------
                      ASSETS
                      ------
Current assets:
    Cash and cash equivalents                               $            24,980      $            16,560
    Short-term investments                                               27,946                   20,097
    Short-term investments - restricted                                   2,428                    1,608
    Accounts receivable                                                     606                      376
    Inventories                                                           1,342                    1,533
    Other current assets                                                    494                      435
                                                          ----------------------   ----------------------
               Total current assets                                      57,796                   40,609
Investments                                                              95,174                   30,653
Investments - restricted                                                  9,691                    8,521
Property and equipment, net                                              17,153                   13,455
Other assets                                                                267                      421
                                                          ----------------------   ----------------------
                                                            $           180,081      $            93,659
                                                          ======================   ======================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
   Accounts payable                                         $             2,743      $             2,038
   Current portion of long-term debt                                      2,159                    1,481
   Accrued expenses and other current liabilities                         4,834                    3,358
   Deferred income                                                        1,125                        -
                                                          ----------------------   ----------------------
      Total current liabilities                                          10,861                    6,877

Long-term liabilities:
   Long-term debt, net of current portion                                10,926                   10,905
                                                          ----------------------   ----------------------

      Total liabilities                                                  21,787                   17,782

Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares,  none issued                             -                        -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                                   -                        -
   Common stock, par value $.01 per share.
        Authorized 40,000,000 shares
        19,387,946 and 13,979,490 issued and
        outstanding at December 31, 1997
        and December 31, 1996                                               194                      140
   Additional paid-in capital                                           185,205                   90,880
   Accumulated deficit                                                  (26,311)                 (14,874)
   Notes receivable on common stock                                         (60)                    (129)
   Unrealized gain on available for sale securities                         426                       62
   Treasury stock, at cost                                                 (878)                       -
   Deferred compensation                                                   (282)                    (202)
                                                          ----------------------   ----------------------
            Total stockholders' equity                                  158,294                   75,877
                                                          ----------------------   ----------------------
                                                            $           180,081      $            93,659
                                                          ======================   ======================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES



                    Consolidated Statements Of Operations
                      (in thousands, except share data)



                                                                                YEAR ENDED DECEMBER 31,
                                                                        1997            1996             1995
                                                                -------------------------------------------------
Revenues:
    Contract revenues                                             $      15,000     $    27,600    $         556
    Net product sales                                                     5,741               -                -
    License fees and royalties                                            1,628               -                -
    Revenues under collaborative agreements                               1,459             420               30
                                                                -------------------------------------------------
       Total revenues                                                    23,828          28,020              586

Costs and Expenses:
    Cost of sales                                                         2,585               -                -
    Research and development                                             30,293          18,761            9,688
    General and administrative                                            9,076           6,736            4,367
                                                                -------------------------------------------------
       Total costs and expenses                                          41,954          25,497           14,055
                                                                -------------------------------------------------
Operating income (loss)                                                 (18,126)          2,523          (13,469)
Other income (expense):
    Interest income                                                       7,477           3,070              823
    Interest expense                                                       (837)           (528)            (190)
    Other income                                                             49               8              199
                                                                -------------------------------------------------
          Net income (loss)                                       $     (11,437)    $     5,073    $     (12,637)
                                                                =================================================


Basic earnings (loss) per common share                            $       (0.65)    $      0.39    $       (1.72)
                                                                =================================================

Average common shares outstanding                                        17,570          13,001            7,354
                                                                =================================================


Diluted earnings (loss) per common share                          $       (0.65)    $      0.35    $       (1.72)
                                                                =================================================

Average common and dilutive equivalent
  shares outstanding                                                     17,570          14,634            7,354
                                                                =================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES






                                                                                COMMON STOCK
                                                                                ------------            ADDITIONAL
                                                                            NUMBER                       PAID-IN
                                                                          OF SHARES      AMOUNT          CAPITAL
                                                                          ---------      ------          -------
BALANCE, JANUARY 1, 1995                                                  3,657,315    $       37      $     19,048
Issuance of common stock in follow-on public offering at $6.50*
  per share, net of offering costs                                        3,000,000            30            17,901
Other issuances of common stock                                              63,286             1               280
Exercise of warrants by Scios Inc.                                           72,464                             166
Equity proceeds from Gell Pharmaceuticals relating to the put option                                            726
Amortization of deferred compensation
Reduction in notes receivable on common stock
Net loss for the year
                                                                        ------------  ------------    --------------
BALANCE, DECEMBER 31, 1995                                                6,793,065    $       68      $     38,121
Issuance of common stock in follow-on public offering at $20.00*
  per share, net of offering costs                                        2,300,000            23            42,880
Other issuances of common stock                                             226,595             2             7,679
Three-for-two stock split                                                 4,659,830            47               (47)
Equity proceeds from Gell Pharmaceuticals relating to the put option                                          1,076
Amortization of stock option compensation                                                                     1,171
Amortization of deferred compensation
Reduction in notes receivable on common stock
Unrealized gain on available for sale securities
Net income for the year
                                                                        ------------  ------------    --------------
BALANCE, DECEMBER 31, 1996                                               13,979,490    $      140      $     90,880
Issuance of common stock in follow-on public offering
   at $20.00 per share, net of offering costs                             3,737,500            37            70,429
Other issuances of common stock                                           1,670,956            17            22,911
Purchase of 9,360 shares of common stock
Amortization of stock option compensation                                                                       985
Amortization of deferred compensation
Reduction in notes receivable on common stock
Unrealized gain on available for sale securities
Net loss for the year
                                                                        ------------  ------------    --------------
BALANCE, DECEMBER 31, 1997                                               19,387,946    $      194      $    185,205
                                                                        ============  ============    ==============
                                                                                                  NOTES         UNREALIZED
                                                                                                RECEIVABLE        GAIN ON
                                                                             ACCUMULATED        ON COMMON      AVAILABLE FOR
                                                                               DEFICIT            STOCK       SALE SECURITIES
                                                                               -------            -----       ---------------
BALANCE, JANUARY 1, 1995                                                   $     (7,310)     $      (149)       $          -
Issuance of common stock in follow-on public offering at $6.50*
  per share, net of offering costs
Other issuances of common stock
Exercise of warrants by Scios Inc.
Equity proceeds from Gell Pharmaceuticals relating to the put option
Amortization of deferred compensation
Reduction in notes receivable on common stock                                                         10
Net loss for the year                                                           (12,637)
                                                                          --------------    --------------     --------------
BALANCE, DECEMBER 31, 1995                                                 $    (19,947)     $      (139)       $          -
Issuance of common stock in follow-on public offering at $20.00*
  per share, net of offering costs
Other issuances of common stock
Three-for-two stock split
Equity proceeds from Gell Pharmaceuticals relating to the put option
Amortization of stock option compensation
Amortization of deferred compensation
Reduction in notes receivable on common stock                                                         10
Unrealized gain on available for sale securities                                                                          62
Net income for the year                                                           5,073
                                                                          --------------    --------------     --------------
BALANCE, DECEMBER 31, 1996                                                 $    (14,874)     $      (129)       $         62
Issuance of common stock in follow-on public offering
   at $20.00 per share, net of offering costs
Other issuances of common stock
Purchase of 9,360 shares of common stock
Amortization of stock option compensation
Amortization of deferred compensation
Reduction in notes receivable on common stock                                                         69
Unrealized gain on available for sale securities                                                                         364
Net loss for the year                                                           (11,437)
                                                                          --------------    --------------     --------------
BALANCE, DECEMBER 31, 1997                                                 $    (26,311)     $       (60)       $        426
                                                                          ==============    ==============     ==============
                                                                                                                   TOTAL
                                                                            TREASURY           DEFERRED         STOCKHOLDERS'
                                                                         STOCK, AT COST      COMPENSATION          EQUITY
                                                                          ---------------   --------------     --------------
BALANCE, JANUARY 1, 1995                                                   $           -     $       (205)      $     11,421
Issuance of common stock in follow-on public offering at $6.50*
  per share, net of offering costs                                                                                    17,931
Other issuances of common stock                                                                      (237)                44
Exercise of warrants by Scios Inc.                                                                                       166
Equity proceeds from Gell Pharmaceuticals relating to the put option                                                     726
Amortization of deferred compensation                                                                 112                112
Reduction in notes receivable on common stock                                                                             10
Net loss for the year                                                                                                (12,637)
                                                                          ---------------   --------------     --------------
BALANCE, DECEMBER 31, 1995                                                 $           -     $       (330)      $     17,773
Issuance of common stock in follow-on public offering at $20.00*
  per share, net of offering costs                                                                                    42,903
Other issuances of common stock                                                                                        7,681
Three-for-two stock split                                                                                                  -
Equity proceeds from Gell Pharmaceuticals relating to the put option                                                   1,076
Amortization of stock option compensation                                                                              1,171
Amortization of deferred compensation                                                                 128                128
Reduction in notes receivable on common stock                                                                             10
Unrealized gain on available for sale securities                                                                          62
Net income for the year                                                                                                5,073
                                                                          ---------------   --------------     --------------
BALANCE, DECEMBER 31, 1996                                                 $           -     $       (202)      $     75,877
Issuance of common stock in follow-on public offering
   at $20.00 per share, net of offering costs                                                                         70,466
Other issuances of common stock                                                                      (331)            22,597
Purchase of 9,360 shares of common stock                                            (878)                               (878)
Amortization of stock option compensation                                                                                985
Amortization of deferred compensation                                                                 251                251
Reduction in notes receivable on common stock                                                                             69
Unrealized gain on available for sale securities                                                                         364
Net loss for the year                                                                                                (11,437)
                                                                          ---------------   --------------     --------------
BALANCE, DECEMBER 31, 1997                                                 $        (878)    $       (282)      $    158,294
                                                                          ===============   ==============     ==============

*Per share prices are pre-stock split

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                     Consolidated Statements Of Cash Flows
                                 (in thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              1997              1996              1995
                                                                              ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $     (11,437)     $      5,073      $    (12,637)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                             2,735             1,102               567
      Noncash compensation expense                                              1,236             1,309               122
   Changes in assets and liabilities:
      Accounts receivable                                                        (230)                -                 -
      Collaborative research receivable                                             -               180              (556)
      Inventory                                                                   191            (1,533)                -
      Other current assets                                                        (59)             (144)             (177)
      Other assets                                                                154              (130)                4
      Accounts payable                                                            705               398               428
      Accrued expenses and other liabilities                                    1,476             1,712             1,177
      Deferred income                                                           1,125                 -                 -
                                                                     -----------------  ----------------  ----------------
         Net cash provided by (used in) operating activities                   (4,104)            7,967           (11,072)
                                                                     -----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment                           (6,433)           (9,101)           (3,706)
   Maturities of held-to-maturity investments                                  42,619            48,368            40,071
   Maturities of available-for-sale investments                                57,499                 -                 -
   Purchases of held-to-maturity investments                                  (42,249)          (56,557)          (47,470)
   Purchases of available-for-sale investments                               (132,204)          (36,076)                -
   Restricted investments                                                         339            (1,358)                -
                                                                     -----------------  ----------------  ----------------
         Net cash (used in) investing activities                              (80,429)          (54,724)          (11,105)
                                                                     -----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                 93,063            50,584            18,113
   Purchase of treasury stock                                                    (878)                -                 -
   Proceeds from bond and term loan issuances                                   1,843             7,867             3,558
   Equity proceeds from Gell Pharmaceuticals, Inc.
     relating to the put option                                                     -             1,076               726
   Payment of notes receivable on common stock                                     69                 -                 -
   Principal payments on bond payable                                            (941)             (470)                -
   Principal payments on term loan payable                                       (203)                -                 -
                                                                     -----------------  ----------------  ----------------
         Net cash provided by financing activities                             92,953            59,057            22,397
                                                                     -----------------  ----------------  ----------------
Net increase in cash and cash equivalents                                       8,420            12,300               220
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR                             16,560             4,260             4,040
                                                                     -----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS AT THE END OF YEAR                            $      24,980      $     16,560      $      4,260
                                                                     =================  ================  ================

Supplemental disclosures of cash flow information:
    Net interest paid                                                   $         828      $        470      $        165
    Unrealized gain on available-for-sale securities                              364                62                 -
    Issued shares of common stock in lieu of cash bonus                             -                 -                28
    Issuances of common stock to executive officers                                 -                 -               237
    Collateral transferred from unrestricted to restricted
      investments, net                                                  $       1,170      $      5,129      $      2,490
                                                                     =================  ================  ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995


(1)  ORGANIZATION AND BUSINESS ACTIVITIES

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. and subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

     Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents.

Investments

     The Company classifies investments at the time of purchase as either available-for-sale or held-to-maturity. Investments in securities that are classified as available-for-sale are carried at their fair values. Changes in the fair values of available-for-sale securities are recognized as a separate component of stockholders' equity as unrealized gains and losses. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are carried at cost adjusted for amortized premium or discount.

     A decline in the market value of any available-for-sale or held to maturity security below cost that is deemed to be other than temporary would result in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividends and interest income are recognized when earned.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in, first-out method.

Property and equipment

     Property and equipment are recorded at cost, including interest on funds borrowed to finance construction of real property. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally three to seven years for furniture and equipment, and over the shorter of the estimated useful life of leasehold improvements or the related lease term for such improvements. Upon the disposition of assets, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operation. Expenditures for repairs and maintenance are expensed as incurred.

Revenue recognition

     Product sales are recognized at the time the product is certified and shipped. Title of the goods passes to the buyer upon shipment. Sales are reported net of estimated discounts, rebates, chargebacks and product returns.

     Royalty revenue is recognized at such time as the Company's sales, marketing and distribution partner(s) ships product(s) and the title passes to third parties.

     Collaborative research revenue is recognized, up to the contractual limits, when the Company meets its performance obligations under the respective agreements. Contract and non-refundable licensing revenue is recognized when milestones are met and the Company's significant performance obligations have been satisfied in accordance with the terms of the respective agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished.

Research and development, patent and royalty costs

     Research and development, patent, and royalty costs are expensed as incurred. Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales. Royalty expense from third party sales is expensed as incurred and is offset against royalty revenue related to third party sales.

Accounting for income taxes

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Stock-based compensation

     Prior to January 1, 1996, the Company accounted for its share option plans in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense is recorded on the date of grant if the market value at the date of grant exceeds the exercise price. Compensation expense is amortized and charged against earnings over the respective vesting periods. Under the Company's share option plans, share options are granted to employees at an exercise price that equals the current fair market value at the date of grant. On January 1, 1996, the Company adopted the SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits companies to continue to apply the provisions of APB 25 related to employee share options. Under SFAS 123, the Company is required to provide pro forma net earnings (loss) and pro forma earnings (loss) per share footnote disclosures for employee stock option grants as if the fair-value based method defined in SFAS 123 had been applied. Stock-based awards issued to non-employees are accounted for under the fair-value based method defined in SFAS 123 (see note 11).

Earnings (loss) per share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which replaces the presentation of Primary and Fully Diluted earnings per share ("EPS") with that of Basic EPS and Diluted EPS. Basic EPS is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The computation of Diluted EPS is similar to Basic EPS except that the weighted-average number of shares outstanding for the period is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive. All prior period EPS data have been restated to reflect Basic and Diluted EPS. The following table presents the computations of basic and diluted EPS:

                                                     1997             1996            1995
                                                     ----             ----            ----
                                                        (in thousands, except share data)
Net earnings (loss) applicable to
common stockholders                               $ (11,437)       $   5,073       $ (12,637)
                                                  ==========       =========       ==========

Weighted-average shares outstanding                  17,570           13,001           7,354

Employee stock options                                  -                751            -
Warrants and put options                                -                882            -
                                                  ----------       ---------       ----------
Dillutive potential common shares                       -              1,633            -
                                                  ----------       ---------       ----------
Total weighted-average diluted shares (1)            17,570           14,634           7,354
                                                  ==========       =========       ==========

Basic EPS                                         $    (.65)       $     .39       $   (1.72)
                                                  ==========       =========       ==========
Diluted EPS                                       $    (.65)       $    . 35       $   (1.72)
                                                  ==========       =========       ==========


(1) At December 31, 1997 and 1995, there were 1,692,458 and 539,075 instruments, respectively, that were considered antidilutive and accordingly excluded in the above calculation.

Impairment of long-lived assets

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Such asset is deemed impaired and written down to its fair value if expected future cash flows are less than its carrying amount.

Fair value of financial instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair values of financial instruments approximate their recorded value.

Concentration of credit risk

     The Company invests excess cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The policy limits investments to certain instruments issued by institutions with strong investment grade credit ratings at the time of purchase and places restrictions on their terms and concentrations by type and issuer. The Company has not realized any significant losses on its investments.

Year 2000 date conversion

  The Company has established policies and procedures for the identification, evaluation, and implementation of potential changes to existing systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations. Management does not believe that costs associated with the conversion will be material to the results of operations or financial position of the Company.

Uncertainties

    The Company is subject to certain risks common to companies within the biotechnology industry. These include, but are not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, estimation by the Company of the size and characteristics of the market for the Company's product(s), acceptance of the Company's product(s), health care containment initiatives and product liability and compliance with government regulations and agencies, including the U.S. Food and Drug Administration.

Use of estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Customer and Product

The Company sells only one product, GLIADEL, a novel treatment for recurrent malignant gliablastome multiforme, the most fatal form of brain cancer. The Company markets, sells and distributes its product through two customers who are larger pharmaceutical companies. In 1997, approximately 98% of sales were with one of these customers. The Company expects that future sales will also be derived largely from the same customer and will be relying upon that customer's ability to obtain regulatory clearance where necessary and then market, sell and distribute the product.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

 .

(3) INVESTMENTS

     Investments in marketable securities as of December 31, 1997 and 1996 are as follows:

                                                           Gross               Gross
                                                         Unrealized         Unrealized
                                                          Holding             Holding                Fair
                1997                   Costs               Gains              Losses                Value
                ----                   -----               -----              ------                -----
                                                                (in thousands)
     Available-for-sale:
        U.S. Treasury Securities     $  97,499           $    458           $    (89)            $  97,868
        Corporate Debt Securities        6,990                 13                 (5)                6,998
        Other Debt Securities            6,292                 49                  -                 6,341
                                     ---------           --------           ---------            ---------
                                     $ 110,781           $    520           $    (94)            $ 111,207
                                     ---------           --------           ---------            ---------

     Held-to-maturity:
        U.S. Treasury Securities     $  20,162           $     24           $     (4)            $  20,182
        Corporate Debt Securities        3,870                  7                 (4)                3,873
                                     ---------           --------           ---------            ---------
                                     $  24,032           $     31           $     (8)            $  24,055
                                     ---------           --------           ---------            ---------
                                     $ 134,813           $    551           $   (102)            $ 135,262
                                     =========           ========           =========            =========

                1996
                ----

     Available-for-sale:
        U.S. Treasury Securities     $  33,459           $    167           $   (106)            $  33,520
        Corporate Debt Securities        1,190                  4                 (1)                1,193
        Other Debt Securities            1,427                 13                (15)                1,425
                                     ---------           --------           ---------            ---------
                                     $  36,076           $    184           $   (122)            $  36,138
                                     ---------           --------           ---------            ---------
     Held-to-maturity:
        U.S. Treasury Securities     $  23,051           $     83           $    (88)            $  23,046
        Corporate Debt Securities        1,690                 18                 (2)                1,706
                                     ---------           --------           ---------            ---------
                                     $  24,741           $    101           $    (90)            $  24,752
                                     ---------           --------           ---------            ---------
                                     $  60,817           $    285           $   (212)            $  60,890
                                     =========           ========           =========            =========

     Maturities of debt securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1997 and 1996 (maturities of mortgage-backed securities and collateralized mortgage obligations have been presented based upon estimated cash flows, assuming no change in the current interest rate environment):

                                          December 31, 1997                       December 31, 1996
                                          -----------------                       -----------------
                                     Amortized             Fair              Amortized              Fair
                                       Cost               Value                Cost                Value
                                       ----               -----                ----                -----
                                            (in thousands)                          (in thousands)
     Available-for-sale
        Due in 1 year or less        $  10,584          $  10,572            $  9,177             $  9,291
        Due in 1-2 years                41,489             41,694              14,945               14,885
        Due in 2-5 years                58,708             58,941              11,954               11,962
                                     ---------          ---------            --------             --------
                                     $ 110,781          $ 111,207            $ 36,076             $ 36,138
                                     ---------          ---------            --------             --------

     Held-to-maturity
        Due in 1 year or less        $  22,009          $  22,033            $ 20,935             $ 20,975
        Due in 1-2 years                 2,023              2,022               3,806                3,777
                                     ---------          ---------            --------             --------
                                     $  24,032          $  24,055            $ 24,741             $ 24,752
                                     ---------          ---------            --------             --------
                                     $ 134,813          $ 135,262            $ 60,817             $ 60,890
                                     =========          =========            ========             ========


(4) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach which approximates the first-in, first-out
(FIFO) method. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following:


                                   December 31,
                             ---------------------
                               1997          1996
                             -------       -------
                                (in thousands)
 Inventory:

  Raw materials              $   386       $   600
  Work in process                497           432
  Finished goods                 459           501
                             -------       -------
                             $ 1,342       $ 1,533
                             =======       =======



     Inventories includes products and materials that may be either available for sale and/or production or utilized internally in the Company's development activities. Inventories identified for development activities are expensed immediately upon designation as intended for such use.

(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                 December 31,
                                                        -----------------------------
                                                           1997               1996
                                                        ---------           ---------
                                                                (in thousands)
  Property and Equipment:
     Laboratory equipment                               $   4,779           $   1,322
     Manufacturing equipment                                2,299               1,677
     Computer and office equipment                          3,825               2,126
     Leasehold improvements                                 7,773               9,767
     Construction in process                                2,925                 276
                                                        ---------           ---------
                                                        $  21,601           $  15,168
     Less accumulated depreciation and amortization        (4,448)             (1,713)
                                                        ---------           ---------
                                                        $  17,153           $  13,455
                                                        =========           =========

  Accrued Expenses and Other Current Liabilities:
     Consulting and contracted research costs           $     862           $     935
     Legal and professional                                   665                 231
     Payroll and related costs                              2,000               1,238
     Other current liabilities                              1,307                 954
                                                        ---------           ---------
                                                        $   4,834           $   3,358
                                                        =========           =========


(6) INDEBTEDNESS

     Long-term debt at December 31, 1997 and 1996 consists of the following:


                                                                               December 31,
                                                                     --------------------------------
                                                                        1997                  1996
                                                                     ---------              ---------
                                                                              (in thousands)
     Borrowings under bond financing arrangement,
     payable in monthly installments of $78,000, plus interest
     at LIBOR + .75% (6.75% at December 31,1997),
     with final payment due December, 2004                            $  6,588               $   7,530

     Borrowings under term loan, payable in monthly
     installments of $101,515, plus interest
     at LIBOR + .625% (6.625% at December 31, 1997),
     with final payment due April, 2003                                  6,497                   4,856
                                                                      --------               ---------

     Total long-term debt                                             $ 13,085               $  12,386

     Less current installments                                          (2,159)                 (1,481)
                                                                      --------               ---------

     Long-term debt, excluding current installments                   $ 10,926               $  10,905
                                                                      ========               =========

Bond financing arrangement

     In 1994, the Company entered into a $8 million bond financing arrangement with a commercial bank. The bond was issued by the Maryland Economic Development Corporation and 50% of the outstanding borrowings are guaranteed by the Maryland Industrial Development Financing Authority.

Term loan agreement

     In 1996, the Company entered into a term loan agreement, as amended, with a commercial bank for up to $6.7 million. During 1997, the Company borrowed $1.8 million, the remaining available principal amount under the term loan agreement. The outstanding principal balance was $6.5 million and $4.9 million at December 31, 1997 and 1996, respectively.

Restrictive covenants

     The aforementioned debt agreements contain restrictions which require the Company to meet certain financial covenants. Under the bond financing arrangement, the Company is required to maintain cash collateral equal to approximately 50% of the outstanding principal balance, $3.2 million and $3.7 million at December 31, 1997 and 1996, respectively. In accordance with the term loan agreement, the Company is required to maintain cash collateral equal to 100% of the outstanding principal balance, $6.5 million and $4.9 million at December 31, 1997 and 1996, respectively. The cash collateral is included in the accompanying consolidated balance sheets as "Investments-restricted". In addition to the cash collateral, the Company may not declare any dividends on its common stock without prior written consent.

(7) LEASES

     The Company has several non-cancelable operating leases for equipment and buildings. Rent expense for operating leases was approximately $1.5 million, $
 .7 million and $.5 million at December 31, 1997, 1996 and 1995, respectively.

     The Company's future minimum lease payments under these non-cancelable operating leases for years subsequent to December 31, 1997 are as follows:

                                                        Amount
                             Year                   (in thousands)
                        --------------              --------------
                        1998                           $ 2,165

                        1999                             1,712

                        2000                             1,146

                        2001                               486

                        2002                               306

                        Beyond 2002                        790
                                                       -------

                                                       $ 6,605
                                                       =======

     Included in the data presented above is a Master Lease Agreement ("Master Agreement"), which agreement expired December 31, 1997, for financing certain equipment up to a maximum of $5 million. Each equipment lease the Company executes under the Master Agreement is for a term of 49 months and requires the Company to post an irrevocable letter of credit equal to 70% of the equipment cost covered by each lease as collateral. Under the terms of the Master Agreement, the percentage of collateral required for each lease is reduced at the anniversary of each such equipment lease. The Company had leased $3.4 million and $2.0 million in equipment as of December 31, 1997 and 1996, respectively. All of the equipment leased under these agreements has been accounted for as operating leases. The Company had set aside $2.4 million and $1.4 million as collateral to support the letters of credit at December 31, 1997 and 1996, respectively. The collateral is included in the accompanying consolidated balance sheets under "Short-term investments-restricted".

     Also included above, is a Master Lease Arrangement, related to the land and building which the Company presently occupies, which expires in July 2005 with options to renew for two five-year periods. The Company has the option to purchase the building after the ninth year for its then current fair market value. In addition, the Company has several short-term (18 months or less) leases to support current research and development activities. The annual minimum facility rents aggregate approximately $1.3 million.

     In January 1998, the Company entered into a new Master Agreement to finance up to $10 million of additional capital equipment. The agreement is effective until December 31, 1999 (see note 17).

(8)  INCOME TAXES

     As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards available for federal income tax purposes of approximately $23 million, which expire at various dates between 2008 to 2012, including approximately $1.7 million acquired in a tax free stock transaction from GELL Pharmaceuticals Inc. in 1997. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized. As of December 31, 1997, the Company had foreign tax credit carryforwards of approximately $61,000 expiring in 2000 and 2001, and general business tax credit carryforwards of approximately $1.7 million expiring between 2008 and 2012.

     Actual income tax expense differs from the expected income tax expense computed at the effective federal rate as follows:

                                                                1997          1996          1995
                                                              --------      ---------    ----------
                                                                         (in thousands)
     Computed "expected" tax expense at statutory rate        $(3,889)        $1,725      $ (4,296)
     State income tax, net of federal benefit                  (  515)           230        (  567)
     Research collaboration revenue                                 -            557            -
     Compensatory stock awards                                   (373)             -            -
     Change in valuation allowance increase (decrease)          4,734         (2,552)        4,849
     Other                                                         43             40            14
                                                              -------        -------      --------
                                                              $    -         $     -      $     -
                                                              =======        =======      ========

     Realization of net deferred tax assets related to the Company's NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which are not likely to be realized in the future, resulting in net deferred tax assets of approximately $138,000 at December 31, 1997. The change in the valuation allowance was an increase of approximately $6.6 million in 1997 and a decrease of approximately $2.6 million in 1996.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are shown below.

                                                                             December 31,
                                                                      -------------------------
                                                                        1997            1996
                                                                      --------        ---------
                                                                           (in thousands)
     Deferred tax assets:
          Net operating loss carryforwards                             $ 8,869          $ 3,971
          Research and experimentation credits                           1,710              450
          Compensatory stock grants                                      1,228              861
          Alternative minimum tax credit carryforwards                     138              179
          Accrued expenses                                                 403              257
          Contribution carryover and capitalized start-up costs             51               38
                                                                      --------         --------
                                                                        12,399            5,756
     Deferred tax liabilities:
          Prepaid expenses, depreciation and stock gains                  (215)            (153)
                                                                      --------         --------
          Net deferred tax assets                                       12,184            5,603
          Valuation allowance                                          (12,046)          (5,424)
                                                                      --------         --------
          Net deferred tax assets reported                            $    138         $    179
                                                                      ========         ========

(9)  CAPITAL TRANSACTIONS

     On October 1, 1997, the Company sold 640,095 shares of common stock to Amgen Inc. ("Amgen") for $15 million (see note 13). In addition, the Company issued for $5 million a five-year warrant to purchase up to 700,000 shares of the Company's common stock at an exercise price of $35.15 per share.

     In April 1997, the Company completed a follow-on public equity offering of approximately 3.7 million shares of its common stock providing net proceeds of approximately $71 million to the Company.

     On October 15, 1996, the Board of Directors declared a three-for-two stock split. Equity transactions (including number of shares) prior to that date have been adjusted to reflect the stock split. In June 1996, the Company entered into a stock purchase agreement with Rhone-Poulenc Rorer Pharmaceuticals Inc. and its parent corporation (collectively "RPR") (see note 13) whereby, RPR purchased 281,531 shares of the Company's common stock for $7.5 million. In March 1996, the Company completed a follow-on public equity offering of approximately 3.5 million shares of its common stock, providing net proceeds of approximately $43 million to the Company.

     In August 1995, the Company completed a follow-on public offering of approximately 4.5 million shares of common stock, providing net proceeds of approximately $18 million to the Company.

(10)  STOCKHOLDER RIGHTS PLAN

     In September 1995, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights ("Rights") were granted at the rate of one Right for each share of common stock. All rights expire on October 10, 2005. At December 31, 1997, the Rights were neither exercisable nor traded separately from the Company's common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company's common stock or announces a tender or exchange offer which would result in its ownership of 20% or more of the Company's common stock. Each holder of a Right, other than the acquiring person, would be entitled to purchase $120 worth of common stock of the Company for each Right at the exercise price of $60 per Right, which would effectively enable such Rights holders to purchase common stock at one-half of the then current price.

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

(11)  SHARE OPTION AND RESTRICTED SHARE PLANS

The 1993 Employee Share Option and Restricted Share Plan

     The 1993 Employee Share Option and Restricted Share Plan, as amended, (the "1993 Plan"), was established to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of the Company. Share options are granted at the fair market value of the stock on the day immediately preceding the date of grant or date of initial employment, if later. Share options are exercisable for a period not to exceed ten years from the date of grant. In general, share options vest over four years.

     Shares awarded under the restricted share provisions of the 1993 Plan are valued at the fair market value of the stock on the day immediately preceding the date of award (date of grant, if later) and require a vesting period determined by the Board of Directors. Should an individual leave the employment of the Company for any reason (other than by reason of death or permanent disability), the award recipient would forfeit their ownership rights for all share options and restricted shares not otherwise fully vested.

     At December 31, 1997, the maximum share options issuable under the 1993 Plan are 3,435,000, of which up to 300,000 may be issuable under the restricted share provisions. At December 31, 1997, there were 1,299,715 share options available for grant under the 1993 Plan.

The Directors' Plan

     The Director's Stock Option Plan (the "Directors' Plan") was established to provide non-employee directors an opportunity to acquire or increase an equity interest in the Company. Under the Directors' Plan, 300,000 shares of common stock are reserved for issuance at an exercise price not less than fair value of the Company's common stock on the day immediately preceding the date of grant. Such share options vest 50% at the end of year one and 100% at the end of year two. Under the Directors' Plan 22,500, 37,500 and 60,000 share options were granted during 1997, 1996 and 1995, respectively. As of December 31, 1997, 120,000 share options were outstanding under the Directors' Plan, of which 78,750 are exercisable as of December 31, 1997. In 1996, the Company granted 120,000 options outside of the Directors' Plan to two directors with an exercise price of $13.54 (market value at date of grant). Approximately 105,000 share options were fully vested in 1997 and the remaining 15,000 share options fully vest in 1998. At December 31, 1997, there were 180,000 share options available for grant under the Directors' Plan.

Consultants

     In 1996, the Company granted share options to each of two consultants to purchase up to 225,000 shares of the Company's common stock, valid for 10 years from issuance, with varying exercise prices. Vesting periods are based on either the passage of time or based upon the achievement of certain milestones, which, if ever achieved, would result in accelerated vesting of up to 150,000 of the aforementioned share options for each consultant, of which 75,300 were exercisable as of December 31, 1997. The Company recognized $985,000 and $1.2 million in non-cash compensation expense in accordance with SFAS 123 relating to the value of such share options (as established using the Black Scholes pricing model) for the years ended December 31, 1997 and 1996, respectively, and it expects to charge varying amounts (up to an additional $1.2 million in the aggregate) of non-cash compensation expense to operations through 2001 relating to such agreements.

     Additional information with respect to the Company's share option plan(s) activity is summarized as follows:

                                                                Weighted -
                                              Share              Average
                                             Options          Exercise Price
                                          ------------        --------------
     Balance, January 1, 1995                221,627           $    2.09
     Granted                                 586,725                5.28
     Exercised                               (19,565)               0.77
     Canceled                                ( 6,750)               3.75
                                           ----------          ---------
     Balance, December 31, 1995              782,037                4.47
     Granted                               1,786,740               15.71
     Exercised                               (58,363)               3.02
     Canceled                                 (6,658)              10.82
                                           ----------          ---------
     Balance, December 31, 1996            2,503,756               12.24
     Granted                                 329,600               25.07
     Exercised                              (262,925)               6.58
     Canceled                               (150,511)              13.29
                                           ----------          ---------
     Balance, December 31, 1997            2,419,920           $   14.53
                                           ==========          =========

  Share options outstanding and exercisable by price range are as follows:

                                Options Outstanding                                                 Options Exercisable
       -----------------------------------------------------------------------------        ----------------------------------
                             Outstanding       Weighted Average        Weighted-               Exercisable         Weighted-
           Range of             as of             Remaining             Average                  as of             Average
       Exercise Prices      Dec. 31, 1997      Contractual Life      Exercise Price          Dec. 31, 1997      Exercise Price
       ---------------    -----------------  --------------------   ----------------        ---------------     --------------
        $ 0.00 - $10.00         553,890                7.2                 $5.10                 326,072             $ 5.39
        $10.01 - $20.00       1,486,279                7.8                $15.47                 347,172             $15.56
        $20.01 - $30.00         379,751                9.3                $24.62                  41,250             $25.29
                             ----------               ----                ------                 -------             ------
                              2,419,920                7.9                $14.53                 714,494             $11.48
                              =========               ====                ======                 =======             ======



Pro forma option information

     The per share weighted-average fair value of all share options granted during 1997 and 1996 was $10.00 and $7.21 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1997 expected dividend yield 0%, risk-free interest rate of 6.2%, volatility of 40% and an expected life of 4 years; 1996 expected dividend yield 0%, risk-free interest rate of 6.1%, volatility of 50% and an expected life of 4 years. The per share weighted-average fair value of share options granted during 1996 to consultants was $6.12 using similar assumptions.

     The Company applies APB 25 in accounting for share options granted to employees and, accordingly, no compensation expense has been recognized related to such share options to the extent that such share options were granted at an exercise price that equaled the fair market value at the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its share options under SFAS 123, (using the Black-Scholes pricing model), the Company's net earnings (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                                            1997          1996            1995
                                                        -----------    -----------     ----------
                                                                      in thousands,
                                                                 (except per share data)
     Net earnings (loss)                As reported      ($11,437)       $ 5,073       ($12,637)
                                        Pro forma        ( 12,532)         4,373       ( 12,740)
     Basic earnings (loss) per share    As reported         (0.65)          0.39          (1.70)
                                        Pro forma           (0.71)          0.34          (1.73)
     Diluted earnings (loss) per share  As reported         (0.65)          0.35          (1.70)
                                        Pro forma           (0.71)          0.30          (1.73)

     Pro forma net earnings (loss) reflects only stock option grants beginning in 1995. Accordingly, the full impact of calculating compensation cost for share options under SFAS 123 is not reflected in the pro forma net earnings
(loss) amounts presented above since compensation costs for share options granted prior to January 1, 1995 is not considered.

(12)  401(k) PROFIT SHARING PLAN

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

     Effective January 1997, the Company has elected to make "matching contributions" in the Company's common stock equal to 50% of the first 6% of an employee's salary contributed to such employees 401(k) Plan account. Such amounts vest 25% per year based on a participant's years of service with the Company.

(13)  SIGNIFICANT CONTRACTS AND LICENSING AGREEMENTS

Agreements with Amgen Inc.

     In August 1997, the Company entered into an agreement with Amgen (the "Agreement") respecting the research, development and commercialization of the Company's FKBP-based neuroimmunophilin ligand technology ("Neuroimmunophilin Technology") for all human therapeutic and diagnostic applications. Pursuant to the terms of the Agreement, Amgen initially paid the Company an aggregate of $35 million, consisting of a one-time non-refundable payment of $15 million upon the signing of the Agreement and $20 million for 640,095 shares of the Company's common stock and five-year warrants to purchase up to an additional 700,000 shares of the Company's common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under the applicable securities laws.

     Under the terms of the Agreement, Amgen agreed to provide the Company up to $13.5 million over three years in the aggregate to support research activities relating to the Neuroimmunophilin Technology, with an option to fund a fourth year of research.

     Additionally, the Agreement provides for certain milestone payments to the Company, in up to ten different specified clinical indications, in the event Amgen achieves certain development milestones. In addition, the Company will receive royalties on product sales, if any, related to the Neuroimmunophilin Technology.

Agreements with Rhone-Poulenc Rorer Pharmaceuticals Inc.

     In June 1996, the Company entered into a Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with RPR granting RPR worldwide marketing rights (excluding Scandinavia) for GLIADEL. The Company received $15 million upon the signing of these agreements ($7.5 million as an equity investment and $7.5 million as a non-refundable rights payment). On September 23, 1996, the Company obtained clearance from the FDA for GLIADEL for recurrent glioblastoma multiforme where surgical tumor removal is indicated and, accordingly, received a $20 million non-refundable milestone payment from RPR. RPR is obligated to make up to $40 million in additional milestone payments, including $7.5 million in the form of an equity investment, only if the Company achieves certain regulatory approvals. In addition, RPR may also fund up to $17 million for the development of a higher-dose GLIADEL product and to fund certain additional clinical studies, if any, related to GLIADEL. The Company manufactures and supplies GLIADEL to RPR and receives a transfer price and royalties based on sales.

     Under the RPR Agreements, the Company has the right to borrow up to an aggregate of $7.5 million under certain conditions, including $4 million which became available January 2, 1997, and the remainder no earlier than 12 nor later than 18 months following funding of the initial $4 million. The loan proceeds are available to provide for expansion of the Company's existing facility supporting the production of GLIADEL and the construction of a second facility for the scale-up, production of GLIADEL and other polymer systems. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by of RPR on its most senior indebtedness. Both the principal and interest due under this agreement may, at the Company's election, be repaid by offsetting certain amounts due to the Company under the RPR Agreements. The Company has not drawn down any of the available funds under the RPR Agreements.

Other contracts and agreements

     In May 1997, the Company entered into a Development and Supply Agreement (together with related agreements, the "Nordion Agreement") with MDS Nordion Inc. and MDS Nordion S.A. (collectively "Nordion") for the development and the exclusive supply of DOPASCAN (R) Injection ("DOPASCAN") for Phase III clinical trials expected to be conducted by the Company in the United States, Canada and Europe. The Nordion Agreement provides for the Company to make certain milestone payments related to the development work and the purchase of certain manufacturing equipment aggregating up to $2.0 million, of which the Company paid or accrued $1.6 million through December 31, 1997.

     In October 1995, the Company entered into a license and distribution agreement with Orion Corporation Farmos ("Orion Farmos") respecting sales, marketing and distribution of GLIADEL in Scandinavia and pursuant to which Orion Farmos paid a licensing fee of $100,000 to the Company in 1996. Additionally, the Company will receive both a transfer price on materials shipped to Orion Farmos and royalties on future product sales, if any.

     In December 1995, the Company entered into an agreement with Daiichi Radioisotope Laboratories, Ltd. ("DRL") respecting DOPASCAN in Japan, Taiwan and Korea for which the Company received a one-time non-refundable license fee of $555,000. Under this agreement, the Company will receive a milestone payment upon the filing of the first application for regulatory approval in certain foreign countries. Additionally the Company receives both a transfer price on materials shipped to DRL and royalties on future product sales, if any.

     The Company has entered into licensing, technology transfer and development agreements with The Johns Hopkins University under which it is required to make certain payments for patent maintenance costs, processing fees, license payments and development payments aggregating approximately $643,000 through 2001. The Company has also agreed to spend $500,000 per year through 2014 with respect to internal research and development activities to develop such technologies and may be required to make certain payments, as defined, to The Johns Hopkins University should agreed-upon milestones be attained. In addition, the Company will be required to pay a royalty on future net sales of all licensed products, if any, as well as a percentage (as defined) of royalties received by the Company from sublicensees, if any.

     The Company has also entered into various other licensing, research and development agreements which commit the Company to fund certain mutually agreed-upon research and development projects, either on a best efforts basis or upon attainment of certain performance milestones, as defined, or both, for various periods unless canceled by the respective parties. Such future amounts to be paid are approximately $1.9 million through 2001. In addition, the Company will be required to pay a royalty on future net sales of all licensed products, if any, as well as a percentage of all royalties received by the Company from sublicensees, if any.

(14)  GELL PHARMACEUTICALS INC.

     In February 1995, the Company and The Abell Foundation, Inc., a Baltimore-based not-for-profit corporation ("Abell"), established Gell Pharmaceuticals Inc. ("Gell"). Gell was formed primarily to track Abell's $2.5 million equity investment that, in substance, was intended to purchase 750,000 shares of the Company's common stock at the transaction date, which shares had an approximate fair market value of $2.4 million. Abell received an 80% equity interest in Gell for $2.5 million with a "put option" to exchange such equity interest for 750,000 shares of common stock of the Company. Guilford received a 20% equity interest for nominal cash consideration and technology "know-how," which had a net carrying value of zero at the transaction date.

     In March 1997, Abell exercised its put option to receive the 750,000 shares of the Company's common stock in exchange for its 80% interest in Gell. After such date, Gell became a wholly owned subsidiary of the Company and is included in the accompanying consolidated financial statements.

(15)  RELATED PARTY TRANSACTIONS

     In September 1995, the Company entered into a three year consulting agreement with the Chairman of its Scientific Advisory Board (the "Consultant") who is also a non-employee director, under which the Consultant is to provide consulting and advisory services as requested by the Company. The Company is obligated to pay an annual consulting fee of $150,000 (1st year), $160,000 (2nd year), and $170,000 (3rd year) and has granted the Consultant 90,000 share options at fair market value. These options vest one-third upon each anniversary of the grant date so long as the individual remains a consultant under the agreement.

     Notes receivable on common stock aggregating $60,000 and $129,750 at December 31, 1997 and 1996, respectively, represent amounts due from officers of the Company and are reflected as a reduction from stockholders' equity.

     Scios Inc., a significant stockholder, has billed the Company for certain services, equipment purchases, and facility rents related to the Company's research and development activities aggregating $340,835, $295,000 and $233,000 in 1997, 1996 and 1995, respectively.

(16) LEGAL MATTERS

     The Company from time to time is involved in routine legal matters incidental to its normal operations. In management's opinion, the resolution of such matters will not have a material effect on its financial condition or results of operations.

(17)  SUBSEQUENT EVENT (UNAUDITED)

     Lease Agreement - Facility

     In February 1998, the Company entered into several agreements relating to the Company's new research and development facility. The facility, which is expected to be approximately 72,000 square feet, is adjacent to the Company's existing facility in Baltimore and construction costs are estimated not to exceed $20 million in the aggregate. The lease term is for a maximum term of 84 months, which includes a construction period of up to 24 months.

     Lease Agreement - Equipment

     In March 1998, the Company entered into Master Lease Agreements to provide up to $10.8 million in computer and equipment financing, the term of which expires on December 31, 1999. The term of each lease may range from 24 to 48 months based upon the type of equipment being financed.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's executive officers is contained in Item 1A of Part I. The information concerning the Company's directors and with regard to Item 405 of Regulation S-K is to be contained under the caption "Election of Directors" in the Company's 1998 Proxy Statement, which will be filed no later than 120 days following December 31, 1997, and is hereby incorporated herein by reference.

     The directors and executive officers of the Company as of March 16, 1998 are as follows:

   NAME                        AGE         POSITION
   ----                        ---         --------
Craig R. Smith, M.D.            52         Chairman of the Board, President, and Chief Executive Officer
John P. Brennan                 55         Senior Vice President, Operations
Andrew R. Jordan                50         Senior Vice President, Chief Financial Officer and Treasurer
David R. Savello, Ph.D.         52         Senior Vice President, Development
Nicholas Landekic               39         Vice President, Business Development
Thomas C. Seoh                  40         Vice President, General Counsel and Secretary
Peter D. Suzdak, Ph.D.          39         Vice President, Research
William C. Vincek, Ph.D.        50         Vice President, Corporate Quality

   ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Executive Compensation" in the Company's 1998 Proxy Statement, which will be filed no later than 120 days following December 31, 1997.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in the Company's 1998 Proxy Statement, which will be filed no later than 120 days following December 31, 1997. .

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" and "Certain Relationships and Related Party Transactions" in the Company's 1998 Proxy Statement, which will be filed no later than 120 days following December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     (a)(1) Financial Statements


   All required financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

     (a)(2) Financial Statement Schedules

   All schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) Exhibits

   The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

                              EXHIBIT
                               NUMBER                                           DESCRIPTION
                             ------------    ------------------------------------------------------------------------------------
                             3.01A(1)        Amended and Restated Certificate of Incorporation of the Company.
                             3.01B(13)       Certificate of Amendment to Amended and Restated Certificate of Incorporation
                             3.02A(1)        Amended and Restated By-laws of the Company.
                             3.02B(2)        Amendments to Amended and Restated By-laws of the Company.
                             4.01(1)         Specimen Stock Certificate.
                             4.02(5)         Stockholder Rights Agreement dated September 26, 1995.
                             10.01A(1)       1993 Employee Share Option and Restricted Share Plan ("Option Plan").
                             10.01B(6) (7)   Amendments to Option Plan
                                 (11) (12)
                             10.02(1)        Series A Preferred Stock Purchase Agreement, dated September 30, 1993, as amended between the Company and holders of its Series A Preferred Stock
                                             ("Series A Agreement").
                             10.02A(4)       Amendment, dated August 25, 1994, to Series A Agreement.
                             10.02B(3)       Amendment, dated February 15, 1995, to Series A Agreement.
                             10.03(1)+       License Agreement, effective March 18, 1994, between the Company and Research
                                             Triangle Institute, a not-for-profit corporation existing under the laws of
                                             North Carolina.
                             10.03A(1)       Appendix A to Exhibit 10.04.
                             10.04(1)+       License Agreement, dated March 15, 1994, between the Company and Scios Nova.
                             10.05(1)        Employment Agreement between the Company and Craig R. Smith, M.D.
                             10.06(1)        Employment Agreement between the Company and Andrew R. Jordan.
                             10.07(1)        Employment Agreement between the Company and John P. Brennan.
                             10.08(12)       Employment Agreement between the Company and David R. Savello, Ph.D.
                             10.09(14)       Employment Agreement between the Company and William C. Vincek, Ph.D.
                             10.10(3)        Employment Agreement between the Company and Peter D. Suzdak.
                             10.11(3)        Employment Agreement between the Company and Nicholas Landekic.
                             10.12(6)        Employment Agreement between the Company and Thomas C. Seoh.
                             10.13(7)        Amendments to certain executive officer employment letter agreements
                             10.14(1)        Restricted Share Agreement, dated February 14, 1994, between the Company and
                                             John P. Brennan.
                             10.15A(1)       Consulting Agreement, dated August 1, 1993, as amended on February 28, 1994, between the Company and Solomon H. Snyder, M.D (the "Snyder Consulting
                                             Agreement").
                             10.15B(8)       September 1, 1995 amendment to Snyder Consulting Agreement.
                             10.15C          November 19, 1997 amendment to Snyder Consulting Agreement.
                             10.16A(1)+      License Agreement, dated December 20, 1993, between the Company and The Johns
                                             Hopkins University ("JHU Agreement").
                             10.16B(1)       Appendix B to JHU Agreement.

                             10.17(1)        Form of Director and Officer Indemnification Agreement.
                             10.18(1)        Form of Tax Indemnity Agreement.
                             10.19A(1)       Guilford Pharmaceuticals Inc. Directors' Stock Option Plan.
                             10.19B(7)(13)   Amendments to Directors' Stock Option Plan
                             10.20(4)        Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the
                                             Company.
                             10.21 (13)      Lease Agreement, dated June 9, 1997 between SN Properties, Inc. and the
                                             Company ("Freeport Lease").
                             10.21A          Amendment, dated February 10, 1998, to Freeport Lease.
                             10.22(6)        Subscription and Stockholders Agreement, dated February 17, 1995, among Gell
                                             Pharmaceuticals Inc., the Company and the Abell Foundation, Inc.
                             10.23(3)        Exchange and Registration Rights Agreement, dated February 17, 1995, among the Company and the Abell Foundation, Inc., and the several holders named in
                                             Appendix I.
                             10.24(3)        Master Services Agreement, dated February 17, 1995, between the Company and
                                             Gell Pharmaceuticals Inc.
                             10.25(3)        Loan and Financing Agreement between the Maryland Economic Development
                                             Corporation ("MEDCO"), the Company and Signet Bank/Maryland ("Signet").
                             10.26(3)        Leasehold Deed of Trust by and between the Company and Janice E. Godwin and
                                             Ross Chaffin (as trustees) for the benefit of MEDCO and Signet.
                             10.27A(3)       Insurance Agreement between the Maryland Industrial Development Financing
                                             Authority and Signet.
                             10.27B (11)     Letter, dated April 2, 1996, amending Insurance Agreement.
                             10.28(8)+       License Agreement, dated December 9, 1995, by and between the Company and
                                             Daiichi Radioisotope Laboratories, Ltd.
                             10.29(9)+       License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos.
                             10.30(10)+      DOPASCAN Supply Agreement, dated July 10, 1996, by and among the Company and
                                             Nordion International Inc. and Nordion Europe S.A.
                             10.31 (13)      Development and Phase III Clinical Trail Supply Agreement, dated May 22, 1997 between MDS Nordion Inc. and MDS Nordion S.A., on the one hand, and the Company, on the other.
                             10.32(10)+      Bulk Pharmaceutical Sales Contract, dated September 23, 1994, between the
                                             Company and Aerojet-General Corporation.
                             10.33(10)       Equipment Lease, dated September 18, 1996, between the Company and General
                                             Electric Capital Corporation
                             10.34 (11)      Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank.
                             10.35(7)        Marketing, Sales and Distribution Rights Agreement between Rhone-Poulenc
                                             Rorer Pharmaceuticals Inc. ("RPR"), the Company and GPI Holdings, Inc., dated
                                             June 13, 1996.
                             10.36(7)        Manufacturing and Supply Agreement between RPR and the Company, dated June
                                             13, 1996.
                             10.37(7)        Stock Purchase Agreement between the Company and Rhone-Poulenc Rorer Inc.
                                             ("RPR Inc."), dated June 13, 1996.
                             10.38(7)        Loan Agreement between the Company and RPR Inc., dated June 13, 1996
                             10.39 (13)      Non-Qualified Stock Option Agreement, dated April 1, 1997, with David R.
                                             Savello, Ph.D.
                             10.40+          Collaboration and License Agreement, dated December 15, 1997 and effective as of August 20, 1997, between Amgen Inc. ("Amgen"), GPI NIL Holdings, Inc. and the Company.
                             10.41 (14)      Stock and Warrant Purchase Agreement, dated October 1, 1997, between Amgen and the Company.
                             10.42 (14)      Registration Rights Agreement, dated October 1, 1997, between Amgen and the
                                             Company.
                             10.43 (14)      Warrant, dated October 1, 1997 issued to Amgen
                             10.44           Security  Agreement, dated as of February  5, 1998, between First Secruity
                                             Bank, National Association, not individually, but solely as the Owner Trustee under the Guilford Real Estate Trust 1998-1 (the "Trust") and First Union.
                             10.45           Amended and  Restated Trust Agreement, dated as of February 5, 1998 between the Several Holders from time to time parties thereto and the Trust.
                             10.46           Agency Agreement, dated as of February 5, 1998, between the Company and the
                                             Trust.
                             10.47           Credit Agreement, dated as of February 5, 1998, among the Trust, the Several
                                             Holders from time to time parties thereto and First Union.

                             10.48           Participation Agreement, dated as of February 5, 1998, among the Company, the
                                             Trust, the various and other lending institutions which are parties hereto from time to time, as Holders, the various and other lending institutions which are parties hereto from time to time, as Lenders, and First Union.
                             10.49           Lease Agreement, dated as of February 5, 1998, between the Trust and the
                                             Company.
                             11.01           Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial
                                             Statements, Note 2)
                             21.01           Subsidiaries of Registrant
                             23.01           Consent of KPMG Peat Marwick LLP.
                             24.01           Power of Attorney (contained in signature page).
                             27.01           Financial Data Schedule

----------

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

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(8) Incorporated by reference from the Registrant's Form 10-K, filed February 23, 1996.

(9) Incorporated by reference from the Registrant's Form 10-KA, filed March 4, 1996.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(11) Incorporated by reference from the Registrant's Form 10-K, filed March 7, 1997.

(12) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(13) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(14) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

  + Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.



   (b)  Reports on 8-K:

   None

                        SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GUILFORD PHARMACEUTICALS INC.


   March 27, 1998
                                    By:  /s/ CRAIG R. SMITH, M.D.
                                       -----------------------------------------
                                         Craig R. Smith, M.D.
                                         President and Chief Executive Officer


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

           SIGNATURE                                      TITLE                            DATE
           ---------                                      -----                            ----
                     /s/ CRAIG R. SMITH, M.D.             Chief Executive Officer,         March 27, 1998
           -----------------------------------------      President and Director
                       Craig R. Smith, M.D.               (Principal Executive
                                                          Officer)

                       /s/ ANDREW R. JORDAN               Sr. Vice President, Chief        March 27, 1998
           -----------------------------------------      Financial Officer, and
                         Andrew R. Jordan                 Treasurer (Principal
                                                          Financial Officer and
                                                          Principal Accounting
                                                          Officer)

                   /s/ SOLOMON H. SNYDER, M.D.            Director                         March 27, 1998
           ------------------------------------------
                      Solomon H. Snyder, M.D.

                       /s/ RICHARD L. CASEY               Director                         March 27, 1998
           ------------------------------------------
                         Richard L. Casey

                       /s/ GEORGE L. BUNTING, JR.         Director                         March 27, 1998
           ------------------------------------------
                      George L. Bunting, Jr.

            /s/ W. LEIGH THOMPSON, M.D., Ph.D.            Director                         March 27, 1998
           ------------------------------------------
                  W. Leigh Thompson, M.D., Ph.D.

                   /s/ ELIZABETH M. GREETHAM              Director                         March 27, 1998
           ------------------------------------------
                       Elizabeth M. Greetham