Form 10-Q
period 1998-03-31
GUILFORD PHARMACEUTICALS INC
filed 1998-05-13
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                --------------

                         COMMISSION FILE NUMBER 0-23736
                                                -------

                         GUILFORD PHARMACEUTICALS INC.
             (Exact name of registrant as specified in its charter)



-------------------------------------------------------------------------------
         DELAWARE                                             52-1841960
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

6611 TRIBUTARY STREET, BALTIMORE, MARYLAND                     21224
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                  410-631-6300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     X             No
                              ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                    Outstanding at May 7, 1998

Common Stock, $.01 par value                19,456,888
----------------------------      --------------------------------------------

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



INDEX

                                                                                        Page(s)
                                                                                        ----
PART I.   FINANCIAL INFORMATION (UNAUDITED)

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997                                  3

                    Consolidated Statements of Operations
                    Three months ended March 31, 1998 and 1997                            4

                    Consolidated Statements of Stockholders' Equity
                    Three months ended March 31, 1998                                     5

                    Consolidated Statements of Cash Flows
                    Three months ended March 31, 1998 and 1997                            6

                    Notes to Consolidated Financial Statements                            7-9

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                   10-17

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                                           17

PART II.  OTHER INFORMATION                                                               18-19

          SIGNATURES                                                                      20

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                          MARCH 31, 1998
                                                                           (UNAUDITED)            DECEMBER 31, 1997
                                                                          --------------          -----------------
                          ASSETS
                          ------

Current assets:
    Cash and cash equivalents                                                $ 11,757                 $ 24,980
    Short-term investments                                                     33,381                   27,946
    Short-term investments - restricted                                         2,428                    2,428
    Accounts receivable                                                         1,910                      606
    Inventories                                                                 1,634                    1,342
    Other current assets                                                          310                      494
                                                                             --------                 --------
          Total current assets                                                 51,420                   57,796
Investments                                                                    92,761                   95,174
Investments - restricted                                                       10,265                    9,691
Property and equipment, net                                                    18,462                   17,153
Other assets                                                                      272                      267
                                                                             --------                 --------
                                                                             $173,180                 $180,081
                                                                             ========                 ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
   Accounts payable                                                          $  2,227                 $  2,743
   Current portion of long-term debt                                            2,159                    2,159
   Accrued payroll related costs                                                  834                    2,000
   Accrued legal and professional                                               1,390                      665
   Accrued licensing and royalty payments                                       1,552                      531
   Accrued expenses and other current liabilities                               1,838                    1,638
   Deferred income                                                              1,283                    1,125
                                                                             --------                 --------
          Total current liabilities                                            11,283                   10,861

Long-term liabilities:
  Long-term debt, net of current portion                                       10,386                   10,926
                                                                             --------                 --------

          Total liabilities                                                    21,669                   21,787
                                                                             --------                 --------

Stockholders' equity:
  Preferred stock, par value $.01 per share
       Authorized 4,700,000 shares, none issued                                  -                        -
  Series A junior participating preferred stock,
       par value $.01 per share. Authorized 300,000
       shares, none issued                                                       -                        -
  Common stock, par value $.01 per share.
       Authorized 40,000,000 shares
       19,451,970 and 19,387,946 issued and
       outstanding at March 31, 1998
       and December 31, 1997                                                      194                      194
   Additional paid-in capital                                                 185,755                  185,205
   Accumulated deficit                                                        (33,385)                 (26,311)
   Accumulated other comprehensive income                                         192                      426
   Notes receivable on common stock                                               (60)                     (60)
   Treasury stock, at cost                                                       (924)                    (878)
   Deferred compensation                                                         (261)                    (282)
                                                                             --------                 --------
          Total stockholders' equity                                          151,511                  158,294
                                                                             --------                 --------
                                                                             $173,180                 $180,081
                                                                             ========                 ========

See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                     Consolidated Statements of Operations
                                  (Unaudited)
                    (in thousands, except per share data)


                                                                              Three Months Ended March 31,
                                                                              1998                    1997
                                                                           ----------              -----------
Revenues:
    Product sales                                                          $      658              $     2,050
    License fees and royalties                                                    580                      201
    Revenues under collaborative agreements                                     1,144                       -
                                                                           ----------              -----------
       Total revenues                                                           2,382                    2,251

Costs and Expenses:
    Cost of sales                                                                 339                      899
    Research and development                                                    8,655                    6,664
    General and administrative                                                  2,517                    1,781
                                                                           ----------              -----------
       Total costs and expenses                                                11,511                    9,344
                                                                           ----------              -----------

Operating loss                                                                 (9,129)                  (7,093)

Other income (expense):
    Investment and other income                                                 2,258                      996
    Interest expense                                                             (203)                    (239)

                                                                           ----------              -----------
          Net loss                                                        $    (7,074)             $    (6,336)
                                                                          ===========              ===========

Basic and diluted loss per common share:                                  $     (0.36)             $     (0.45)
                                                                          ===========              ===========

Average common shares outstanding                                              19,411                   14,237
                                                                          ===========              ===========

See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                Consolidated Statements of Stockholders' Equity
                       Three Months Ended March 31, 1998
                                  (Unaudited)
                       (in thousands, except share data)

                                                                       Accumulated    Notes
                                Common stock  Additional                 other      receivable  Treasury                 Total
                              Number           paid-in   Accumulated  comprehensive  on common    stock,   Deferred   stockholders'
                            of shares  Amount  capital     deficit       income*      stock      at cost  compensation  equity
                            ---------  ------  -------     -------       ------       -----      -------  ------------  ------
Balance, December 31, 1997  19,387,946  $194  $185,205     $(26,311)      $426        $(60)       $(878)     $(282)     $158,294
Issuances of common stock       64,024             440                                                                       440
Purchase of 2,077 shares of
  common stock                                                                                      (46)                     (46)
Stock option compensation                          110                                                                       110
Amortization of deferred
  compensation                                                                                                  21            21
Net loss for the period                                      (7,074)                                                      (7,074)
Unrealized loss on
  available-for-sale
  securities                                                              (234)                                             (234)
                            ----------  ----  --------     --------       ----        ----        -----      -----      --------
Balance, March 31, 1998     19,451,970  $194  $185,755     $(33,385)      $192        $(60)       $(924)     $(261)     $151,511
                            ==========  ====  ========     ========       ====        ====        =====      =====      ========

*       Relates to unrealized gain (loss) on available-for-sale securities.

See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                  1998                   1997
                                                                                  ----                   ----
Cash Flows From Operating Activities:
   Net loss                                                                     $ (7,074)                $ (6,336)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  824                      594
      Noncash compensation expense                                                   131                      567
      Gain on sale of assets                                                           6                       -
   Changes in assets and liabilities:
      Accounts receivable                                                         (1,304)                  (1,019)
      Collaborative research receivable                                               -                       140
      Inventory                                                                     (292)                      68
      Other current assets                                                           184                      (10)
      Other assets                                                                    (5)                      89
      Accounts payable                                                              (516)                     144
      Accrued expenses and other liabilities                                         780                     (937)
      Deferred income                                                                158                       -
                                                                                --------                 --------
         Net cash used in operating activities                                    (7,108)                  (6,700)
                                                                                --------                 --------
Cash Flows From Investing Activities:
   Investment in purchases of property and equipment                              (3,678)                  (1,950)
   Sale leaseback of property and equipment                                        1,545                      584
   Sale and maturities of marketable securities                                   12,604                   11,853
   Purchases of marketable securities                                            (15,866)                 (15,646)
   Restricted investments                                                           (574)                     208
                                                                                --------                 --------
         Net cash used in investing activities                                    (5,969)                  (4,951)
                                                                                --------                 --------
Cash Flows From Financing Activities:
   Net proceeds from issuances of common stock                                       440                      321
   Purchase of treasury stock                                                        (46)                    (655)
   Proceeds from bond and term loan issuances                                         -                       498
   Equity proceeds from Gell Pharmaceuticals Inc. relating to the put option          -                       698
   Principal payments on bond and term loan payable                                 (540)                    (235)
                                                                                --------                 --------
         Net cash provided by financing activities                                  (146)                     627
                                                                                --------                 --------
Net decrease in cash and cash equivalents                                        (13,223)                 (11,024)
Cash and cash equivalents at the beginning of period                              24,980                   16,560
                                                                                --------                 --------
Cash and cash equivalents at the end of period                                  $ 11,757                 $  5,536
                                                                                ========                 ========

Supplemental disclosures of cash flow information:
    Net interest paid                                                           $    212                 $    237
    Unrealized loss on available-for-sale securities                            $   (234)                $   (245)
    Collateral transferred from unrestricted to restricted investments, net     $   (574)                $    435
                                                                                ========                 ========

See accompanying notes to consolidated financial statements.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

         In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows for the three month period ended March 31, 1998 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") and subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       ACCOUNTING POLICIES

         EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by increasing the weighted-average number of shares outstanding for the period by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive.

         RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This Statement also requires that an entity classify items of comprehensive income by their nature and display the accumulated balance of other

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



comprehensive income separately from accumulated earnings and additional paid-in capital, as shown in the Company's Consolidated Statement of Stockholders' Equity.

         SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans, which is effective for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

         RECLASSIFICATIONS

         Certain amounts have been reclassified to conform with the current period's presentation.

4.       INVENTORIES

         Inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                                  1998          1997
                                                --------        ----
                                               (Unaudited)
                                                    (in thousands)

                 Raw materials                    $  372        $  386
                 Work in process                     524           497
                 Finished goods                      738           459
                                                   -----         -----
                                                  $1,634        $1,342
                                                   =====         =====

         Inventories include products and materials that can be either available for sale and/or production or utilized internally in the Company's development activities. Inventories identified for development activities are expensed immediately upon designation as intended for such use.

5.       REVENUES

         The Company recognized $1.125 million for the three months ended March 31, 1998, related to certain research support funding provided by Amgen Inc. ("Amgen") under the terms of an agreement (the "Amgen Agreement") entered into in August 1997. Under the terms of the Amgen Agreement, Amgen has agreed to provide the Company up to $13.5 million payable quarterly over three years beginning on October 1, 1997 in the aggregate to support research activities relating to the Company's FKBP-based neuroimmunophilin ligand technology.

         Pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and the Company's License and Distribution Agreement with Orion Corporation Farmos ("Orion"), the Company recognized revenues of $1.2 million ($685,000 in product sales and $530,000 in royalty revenues) and $2.3 million ($2.1 million in product sales and $201,000 in royalty revenues), respectively, for the three

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



months ended March 31, 1998 and 1997 relating to sales of GLIADEL(R) Wafer ("GLIADEL"). GLIADEL was commercially launched in the United States on February 25, 1997. Under the RPR Agreements, Guilford receives a combined transfer price of 20% and royalty of 15% (which escalates up to 20% on incremental sales based on achieving certain levels of total annual GLIADEL sales) of the net sales of GLIADEL.

6.       REAL ESTATE DEVELOPMENT AGREEMENT

         In February 1998, the Company entered into a real estate development agreement and an Operating Lease Agreement in connection with the construction of a new research and development facility. The facility, which is expected to be approximately 72,500 square feet, is adjacent to the Company's existing facility in Baltimore and construction costs are estimated not to exceed $20 million in the aggregate. The lease term is for a maximum term of 84 months, which includes a construction period of up to 24 months. The Company will not make rental payments during the construction period and the Company has the option to purchase the facility at the end of the lease term in February 2005. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease. The Company prior to the construction period termination date must maintain cash collateral equal to the then aggregate property cost. Upon final completion the Company may reduce the amount of cash collateral by approximately $5.1 million. In addition, the Company is subject to certain financial covenants the most restrictive of which is that the Company must maintain cash, cash equivalents and investments in the aggregate equal to $40 million. As of March 31, 1998, the Company posted cash collateral of approximately $1.0 million. This cash collateral is included in the accompanying consolidated balance sheets as "Investments - restricted" in the Consolidated Balance Sheets.

7.       OPERATING LEASE AGREEMENTS

         In March 1998, the Company entered into certain Master Lease Agreements to provide up to $10.8 million in computer and equipment financing, the terms of which expires on December 31, 1999. The term of each lease entered into thereunder may range from 24 to 48 months based upon the type of equipment being financed.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         Any statements made by Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report, may include, but are not limited to, those concerning application for international regulatory clearances and labeling expansion for GLIADEL, polymer product line extensions, the commencement and completion of the research program relating to the Company's FKBP-based neuroimmunophilin ligand technology and other technologies, clinical development activities, including without limitation commencement and conduct of clinical trials related to GLIADEL, the Company's strategic plans, anticipated expenditures and the need for additional funds, all of which involve significant risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's filings with the Securities and Exchange Commission including without limitation the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

                                  *    *    *

GENERAL

         Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery products using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions. In February, 1997 the Company commercially launched its first product, GLIADEL(R) Wafer ("GLIADEL"), a proprietary biodegradable polymer product for delivering the chemotherapeutic agent, BCNU, for brain cancer, in the United States through its exclusive worldwide (except Scandinavia) marketing partner, Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). The Company has also in-licensed and internally developed certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions as well as a new class of biodegradable polymers and has accelerated research and development activities with respect to certain of these technologies.

         The Company anticipates that its future revenues will come primarily from two sources: (i) transfer payments and/or royalties related to sales of GLIADEL and other products that may be developed in the future and (ii) milestone, rights and other payments made under the Company's current and any future collaboration agreements relating to the research, development and/or commercialization of the Company's technologies. As noted below, the Company is eligible for certain milestone and other payments in the future under its collaborations with RPR and Amgen Inc. ("Amgen") if certain regulatory and/or development objectives are attained and views these potential payments as significant future revenue opportunities. As noted below and in the 1997 Form 10-K, there can be no assurance, however, that the Company will be successful in its efforts to enter into future collaborations for the research, development and/or commercialization of its technologies or will receive any or all of the milestone payments for which

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



it is eligible under its existing or any future collaborations.

         GLIADEL was commercially launched in the United States by RPR, in February, 1997, and since launch, the Company has recognized an aggregate of $8.5 million in product sales and royalties. Of this $8.5 million, $6.4 million represent sales of GLIADEL to RPR and Orion Corporation Farmos ("Orion"), the Company's marketing partner in Scandinavia, and $2.1 million represent royalties on RPR sales to third parties. In addition, under the terms of its agreements with RPR, the Company is eligible to receive up to $40 million in additional milestone and equity payments if RPR is able to achieve certain specified regulatory objectives. As noted below and in the 1997 Form 10-K, future sales of GLIADEL are subject to significant risk and uncertainty, and there can be no assurance that both sales to RPR and sales to third parties will increase or continue at the current rate in future periods. Furthermore, the milestone and other payments payable by RPR are contingent on making certain domestic and international regulatory filings and obtaining marketing clearances for GLIADEL, the timing and extent of which are not within the control of the Company, and there can be no assurance that any or all of such regulatory objectives will be attained. Except for GLIADEL, the Company's product candidates are not expected to generate revenues from product sales for at least the next several years, if at all.

     In August, 1997, the Company entered into an agreement (the "Amgen Agreement") with Amgen respecting the research, development and commercialization of the Company's FKBP-based neuroimmunophilin ligand technology ("FKBP Neuroimmunophilin Technology") for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen Agreement, Amgen initially paid the Company an aggregate of $35 million as follows: (a) a one-time, non-refundable payment of $15 million upon the signing of the Amgen Agreement in August, 1997, and (b) a second payment of $20 million made on October 1, 1997 upon the closing of Amgen's purchase of 640,095 shares of the Company's common stock and five-year Warrants to purchase up to an additional 700,000 shares of common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws.

         Under the terms of the Amgen Agreement, Amgen also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years beginning October 1, 1997, to support research activities at the Company relating to the FKBP Neuroimmunophilin Technology, with an option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years. The Amgen Agreement provides for milestone payments of up to $392 million in the aggregate to the Company in the event Amgen achieves certain specified development milestones in each of ten different specified clinical indications, seven of which are neurological and three of which are non-neurological. In addition, the Company will receive royalties on product sales, if any, related to the FKBP Neuroimmunophilin Technology in the future. Subject to its obligation to fund two years of research at the Company, Amgen may elect at any time to discontinue all activities relating to the development and commercialization of the FKBP Neuroimmunophilin Technology at any time. As noted below and in the 1997 Form 10-K, there can be no assurance Amgen will be able to successfully develop any FKBP-based neuroimmunophilin compound or that such compounds will be approved as safe and effective drugs for neurological or other uses and that Guilford will earn any of the milestone payments related to such development activities.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



         The Company has incurred net operating losses in each fiscal year since its inception in July 1993, with the exception of fiscal 1996 for which the Company recorded net earnings of $5.1 million, primarily due to two one-time rights payments from RPR in the aggregate amount of $27.5 million related to the signing of the Company's agreements with RPR for the sales, marketing and distribution of GLIADEL and approval from the U.S. Food & Drug Administration ("FDA") of the New Drug Application for GLIADEL in September, 1996. For the three months ended March 31, 1998, the Company incurred a net operating loss of $7.1 million, and through March 31, 1998, the Company had an accumulated deficit of $33.4 million.

         In addition to revenues related to GLIADEL, the Company's only other significant revenues recognized in fiscal year 1998 through March 31, 1998 consist of approximately $1.1 million in research payments made by Amgen. As noted above, during the remainder of 1998 the Company anticipates recognizing an additional $3.4 million in revenue from Amgen to support certain research activities related to the FKBP Neuroimmunophilin Technology. In addition, in the future the Company may be entitled to certain non-refundable, milestone payments in the event certain development and/or regulatory milestones are achieved by Amgen and to royalties on future product sales, if any. As noted below and in the 1997 Form 10-K, whether the Company will ever recognize future revenues in the form of milestone payments and royalties under the Amgen Agreement is subject to significant risk and uncertainty, and there can be no assurance that that the Company will recognize significant revenues, if any, from these sources in the future.

         The Company does not anticipate that 1998 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and Amgen and other existing and potential collaborations, expenditures relating to the Company's research and development, clinical and manufacturing activities, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the preservation and extension of the Company's intellectual property rights.

         The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company conducts research and development activities to develop its technologies and potential products. The Company has experienced substantial personnel growth since its inception. As of March 31, 1998 the Company had 195 full-time employees as compared to 164 full-time employees at March 31, 1997. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully including any product candidates identified pursuant to activities under the collaboration with Amgen, conduct clinical trials, obtain required regulatory approvals, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



         Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. In particular, prior to the commercial launch of GLIADEL in the United States in February, 1997, RPR's oncology sales force had no prior experience marketing and selling a product to neurosurgeons. Furthermore, GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and while the Company is in the process of qualifying a second supplier of BCNU, there can be no assurance that the Company's efforts in this regard will be successful. Further, the Company currently depends on its own single manufacturing facility to produce GLIADEL, and while the Company is in the process of constructing a second manufacturing facility, both facilities will be located at the same site adjoining the Company's headquarters in Baltimore, Maryland. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel, plant or equipment problems, or natural disasters, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's current Good Manufacturing Practice (cGMP) regulations), uncertainties regarding the receipt and timing of international regulatory clearances for GLIADEL, the potential inability to meet future product demand, the risk of product recalls due to excessive product breakage or other reasons, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

         Moreover, there can be no assurance that Amgen will be able to achieve any of the development and/or regulatory milestones set forth in the Amgen Agreement with respect to any specified indication. The research, development and commercialization of early stage technology like the FKBP Neuroimmunophilin Technology is subject to significant risks and uncertainty respecting, among other things, selection of an appropriate lead compound, successful completion of the pre-clinical and clinical development activities, regulatory clearances, formulation of final product dosage forms, scale-up from bench quantities to commercial quantities and manufacture of products and commercialization of such products as well as the successful preservation and extension of the patent and other intellectual property rights. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

RESULTS OF OPERATIONS

Comparison of the Three  Month Periods Ended March 31, 1998 and 1997

         The Company recognized $2.4 million in revenues for the three months ended March 31, 1998, consisting primarily of revenues from product sales and royalties relating to GLIADEL and $1.1 million in research funding from Amgen pursuant to the Amgen Agreement entered into in August, 1997. For the same period in 1997 the Company recognized $2.3 million in revenues, all of which resulted from product sales and royalties relating to GLIADEL following its commercial launch on February 25, 1997.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



         Revenues related to the sale of GLIADEL for the first quarter of 1998 were $1.2 million compared to $2.3 million for the same period in 1997. Of the $1.2 million in revenues related to GLIADEL sales recognized in the first quarter of 1998, $658,000 consist of transfer payments from the Company's marketing partners, including $110,000 paid by the Company's marketing partner for GLIADEL in Scandinavia, Orion. Of the $2.3 million in GLIADEL sales revenues recognized in the first quarter of 1997, $2.1 million related to sales of GLIADEL to RPR to support commercial launch of the product in the United States. The reduction in the level of transfer price payments from RPR in the quarter ended March 31, 1998 as compared to the same period in 1997 reflects a stabilization of RPR's current inventory requirements for GLIADEL. Net royalty revenue with respect to GLIADEL sales increased to $530,000 for the first quarter of 1998 as compared to $201,000 for the same period in 1997. This increase primarily reflects the fact that GLIADEL sales commenced in late February, 1997, and thus were made only during part of the 1997 period. As noted above and in the 1997 Form 10-K, future GLIADEL sales are subject to a number of risks and uncertainties, and there can be no assurance that GLIADEL sales will remain at or increase from current levels or generate significant revenues for the Company in the future.

         Cost of sales for the three months ended March 31, 1998 were $339,000 compared to $899,000 for the first quarter of 1997. Included in these amounts are approximately $27,000 and $85,000 respectively, representing royalty payments made to a third party from which the Company has licensed certain technologies related to GLIADEL. The reduction in the cost of sales from the 1998 period as compared to the 1997 period primarily reflects a reduction in the number of units sold to RPR during the 1998 period. To the extent GLIADEL production levels increase, the Company expects that per unit product costs may decrease as economies of scale are achieved. There can be no assurance, however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

         Research and development expenses increased to $8.7 million for the three months ended March 31, 1998 as compared to $6.7 million for the same period in 1997. The increase in these costs was primarily attributable to expenses related to increased personnel costs, contracted research, consulting, laboratory supplies, as well as anticipated license fees payable to a third party licensor of certain technology. At March 31, 1998, 168 individuals were employed on a full-time basis in the areas of research, development and manufacturing as compared to 137 individuals at March 31, 1997. In the first quarter of 1998, the Company continued to accelerate its research and development efforts, particularly with respect to the Company's NAALADase inhibitor and PARP inhibitor neuroprotectant programs as well as its FKBP neuroimmunophilin ligand program, continued to fund development activities at a potential third-party manufacturer of clinical supply of DOPASCAN(R) Injection, and continued with Phase I clinical trials for a high dose formulation of GLIADEL. In addition, in the three months ended March 31, 1998, research and development expenses included charges relating to certain consulting agreements entered into in April, 1996, consisting of non-cash compensation expense of $110,000 and cash compensation expense of $62,000. For the three month period ended March 31, 1997, the Company recorded non-cash compensation expense related to these agreements of $417,000 and cash compensation expense of $58,000. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



to record varying amounts of non-cash compensation charges in research and development expenses quarterly through 2001 relating to these agreements of up to an aggregate of an additional $1.1 million. The Company anticipates that its research and development expenses will continue to increase in future periods.

    General and administrative expenses were $2.5 million for the three months ended March 31, 1998 as compared to $1.8 million for the same period in 1997. The increase in general and administrative expenses of $700,000 for the three months ended March 31, 1998, compared to the same period in 1997 was primarily attributable to higher costs related to the preparation, filing and prosecution of patent applications. The Company anticipates that its general and administrative expenses, particularly those related to patenting and other activities related to establishment and preservation of the Company's intellectual property rights, will increase in future periods.

        Other income and expense relates primarily to investment income and interest expense. Investment income increased to $2.3 million for the three months ended March 31, 1998 as compared to $996,000 for the same period in 1997. The increase was primarily attributable to an increase in the average invested capital during the three months ended March 31, 1998 as compared to the same period in 1997. The increase in average invested capital was primarily due to the public sale of the Company's common stock in April, 1997, the one-time, non-refundable signing fee of $15 million paid by Amgen in August, 1997 and the sale of shares of Company common stock and warrants to Amgen for $20 million consummated in October, 1997. For the three months ended March 31, 1998, the Company incurred interest expense of $203,000 relating to borrowings under its financing arrangements with First Union National Bank (formerly Signet Bank) providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment. Interest expense was $239,000 for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and investments were approximately $151 million at March 31, 1998. Of this amount, $12.7 million is held as collateral with respect to certain of the Company's indebtedness and other financings and is recorded as restricted cash and investments on the accompanying balance sheet. The Company's accumulated deficit was $33.4 million at March 31, 1998.

         The Company incurred net capital expenditures of $2.1 million for the three months ended March 31, 1998 compared to $1.4 million for the same period in 1997. The capital expenditures made in the 1998 and 1997 periods were primarily related to the construction of the Company's expansion of its manufacturing plant and research laboratories.

         In March, 1998, the Company entered into master equipment lease arrangements for up to an aggregate of $10.75 million, pursuant to which the Company expects to lease additional equipment, including computer hardware and software, furniture and fixtures. Depending on the type of equipment covered and certain other factors, the term of any lease entered into under these
arrangements can range from two to four years.   Such financing, along with the
Company's internal resources as well as

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



external sources of funds, is expected to provide for the Company's current equipment needs. To the extent the Company expands its research and development programs, its capital equipment requirements may increase and thus require additional capital funding.

         In February, 1998, in order to meet the Company's future facilities needs, the Company entered into an operating lease with a trust affiliated with First Union National Bank ("First Union") for an approximately 72,500 square foot facility to be constructed on a lot adjacent to the Company's current headquarters in Baltimore, Maryland in order to support the Company's expected future research, development and administrative activities. During the construction period, the Company will act as construction agent for the trust, responsible for performing all duties associated with the development of the property and anticipates that the facility will be ready for occupancy prior to the end of the second quarter of 1999. The lease expires in February, 2005 and the Company anticipates that the lease payments for this facility will not exceed $2.0 million annually. At the expiration of the lease term, the Company has two options under its agreement with the trust. The Company can purchase the property for an amount equal to any and all unamortized acquisition and construction costs as well as accrued but unpaid interest and similar costs incurred by the trust as part of its acquisition and construction activities related to the property (the "Termination Amount"), or the Company may sell the property on behalf of the trust, which is then obligated to apply the proceeds from such sale against repayment of the Termination Amount. If such sale proceeds are insufficient to cover the entire Termination Amount, the Company is then obligated to repay any such shortfall, subject to a total cap on such payments by the Company of an aggregate amount equal to 83% of the Termination Amount. In addition, the Company may, with the consent of First Union, enter into a new lease arrangement (see Note 6 to Notes to Consolidated Financial Statements).

         The Company has available up to $7.5 million under a loan agreement with RPR respecting expansion of the Company's GLIADEL and polymer manufacturing capacity. As of January 2, 1997, $4.0 million was available under the loan agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at March 31, 1998. The Company has not yet determined whether to draw on the capital available under its loan agreement with RPR to fund the expansion of the Company's manufacturing facilities.

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

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



         The Company believes that its existing resources, including the proceeds from the sale of common stock and warrants to Amgen in October, 1997 and the interest earned thereon, will be sufficient to fund the Company's activities for at least the next 24 months. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions, and anticipated capital expenditures will not result in the expenditure of these proceeds and the Company's other resources before that time.

         The Company anticipates that it will fund future capital requirements through a combination of its existing working capital, revenues (including product sales, royalty income, and milestones/licensing fees) generated under its agreements with RPR relating to GLIADEL and Amgen relating to the FKBP Neuroimmunophilin Technology, public or private equity or debt financing (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.

YEAR 2000 ASSESSMENT

         The year 2000 issue results from computer programs that do not distinguish between the year 1900 and the year 2000 because they were written using two digits rather then four to define the applicable year. The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed assessment procedures and a plan to address identified issues within the Company. The Company does not yet know the full extent, if any, of the impact of the year 2000 on its systems and equipment, but at this point does not expect the costs associated with its becoming year 2000 compliant to be material. The Company is also in the process of communicating with third parties with which it conducts business to assess whether they are or will be year 2000 compliant. There can be no assurance, however, that such third parties, including suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of the Company, its suppliers, its clinical research organizations, its collaborative partners, or others could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

               A.   Exhibits

Exhibit No.         Description
-----------         -----------

10.50 Master Lease Agreement, dated March 19, 1998 by and between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc. and the Company

10.51 Security Agreement, dated as of February 5, 1998, between First Security Bank, National Association, not individually, but solely as the Owner Trustee under the Guilford Real Estate Trust 1998-1 (the "Trust") and First Union National Bank ("First Union")*

10.52 Amended and Restated Trust Agreement, dated as of February 5, 1998 between the Several Holders from time to time parties thereto and the Trust*

10.53               Agency Agreement, dated as of February 5, 1998, between the
                    Company

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                    and the Trust*

10.54 Credit Agreement, dated as of February 5, 1998, among the Trust, the Several Holders from time to time parties thereto and First Union*

10.55 Participation Agreement, dated as of February 5, 1998, among the Company, the Trust, the various and other lending institutions which are parties hereto from time to time, as Holders, the various and other lending institutions which are parties hereto from time to time, as Lenders, and First Union*

10.56 Lease Agreement, dated as of February 5, 1998, between the Trust and the Company*

10.57 Employment Letter Agreement, effective March 8, 1998, between the Company and Gregory D. Hockel, Ph.D.

10.58 Employment Letter Agreement, effective January 27, 1998, between the Company and Dana Hilt, M.D.

11.2                Statement Re: Computation of Earnings (Loss) Per Share

27.2                Financial Data Schedule

* Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

               B.   Report on Form 8-K:

         None

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          Guilford Pharmaceuticals Inc.




Date:  May 13, 1998       /s/ Craig R. Smith, M.D.
                          -----------------------------------
                          Craig R. Smith, M.D.
                          President and CEO



Date:  May 13, 1998       /s/ Andrew R. Jordan
                          -----------------------------------
                          Andrew R. Jordan
                          Senior Vice President and Chief Financial Officer
                          (Principal Accounting Officer)