Form 10-Q
period 1998-06-30
GUILFORD PHARMACEUTICALS INC
filed 1998-08-13
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                 -------------

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


                        Yes  X             No
                           ------            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding at August 10, 1998


Common Stock, $.01 par value              19,475,622
----------------------------              ----------

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


INDEX

                                                                         Page (s)
                                                                         --------
PART I.     FINANCIAL INFORMATION (UNAUDITED)

            Item 1.     Consolidated Financial Statements

                        Consolidated Balance Sheets
                        June 30, 1998 and December 31, 1997                    3

                        Consolidated Statements of Operations
                        Three and six months ended June 30, 1998 and 1997      4

                        Consolidated Statements of Stockholders' Equity
                        Six months ended June 30, 1998                         5

                        Consolidated Statements of Cash Flows
                        Three and six months ended June 30, 1998 and 1997      6

                        Notes to Consolidated Financial Statements             7-10

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                    11-20

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risk                                            20

PART II.    OTHER INFORMATION                                                  21-23

            SIGNATURES                                                         24

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             JUNE 30, 1998
                                                              (UNAUDITED)        DECEMBER 31, 1997
                                                             --------------     -------------------
                           ASSETS
Current assets:
    Cash and cash equivalents                                      $  7,385              $  24,980
    Investments                                                     125,069                123,120
    Investments - restricted                                         11,605                 12,119
    Accounts receivable                                               1,506                    606
    Inventories                                                       1,458                  1,342
    Other current assets                                                671                    494
                                                                   --------              ---------
          Total current assets                                      147,694                162,661
Property and equipment, net                                          21,299                 17,153
Other assets                                                            273                    267
                                                                   --------              ---------
                                                                   $169,266              $2180,081
                                                                   ========              =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  3,469              $   2,743
   Current portion of long-term debt                                  2,159                  2,159
   Accrued payroll related costs                                      1,640                  2,000
   Accrued legal and professional                                     1,138                    665
   Accrued licensing and royalty payments                             2,000                    531
   Accrued expenses and other current liabilities                     2,395                  1,638
   Deferred income                                                    1,283                  1,125
                                                                   --------              ---------
          Total current liabilities                                  14,084                 10,861

Long-term liabilities:
   Long-term debt, net of current portion                             9,846                 10,926
                                                                   --------              ---------

          Total liabilities                                          23,930                 21,787
                                                                   --------              ---------

Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares,  none issued                        -                      -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                              -                      -
   Common stock, par value $.01 per share.
        Authorized 75,000,000 shares
        19,475,188 and 19,387,946 issued and
        outstanding at June 30, 1998
        and December 31, 1997, respectively                             195                    194
   Additional paid-in capital                                       185,918                185,205
   Accumulated deficit                                              (40,472)               (26,311)
   Accumulated other comprehensive income                               914                    426
   Notes receivable on common stock                                     (60)                   (60)
   Treasury stock, at cost                                             (924)                  (878)
   Deferred compensation                                               (235)                  (282)
                                                                   --------              ---------
          Total stockholders' equity                                145,336                158,294
                                                                   --------              ---------
                                                                   $169,266              $ 180,081
                                                                   ========              =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                              1998            1997         1998         1997
                                                          ------------     ----------   ----------   -----------
Revenues:
    Product sales                                           $   997         $ 1,767       $  1,655      $  3,825
    License fees and royalties                                  730             437          1,310           630
    Revenues under collaborative agreements                   1,183             169          2,327           169
                                                            -------         -------       --------      --------
       Total revenues                                         2,910           2,373          5,292         4,624

Costs and Expenses:
    Cost of sales                                               505             597            844         1,497
    Research and development                                  9,310           6,948         17,965        13,611
    General and administrative                                2,532           1,800          5,049         3,626
                                                            -------         -------       --------      --------
       Total costs and expenses                              12,347           9,345         23,858        18,734
                                                            -------         -------       --------      --------

Operating loss                                               (9,437)         (6,972)       (18,566)      (14,110)

Other income (expense):
    Investment and other income                               2,546           1,901          4,804         2,896
    Interest expense                                           (196)           (207)          (399)         (400)

                                                            -------         -------       --------      --------
          Net loss                                          $(7,087)        $(5,278)      $(14,161)     $(11,614)
                                                            =======         =======       ========      ========


Basic and diluted loss per common share:                    $ (0.36)        $ (0.29)      $  (0.73)     $  (0.72)
                                                            =======         =======       ========      ========


Average common shares outstanding                            19,466          17,953         19,439        16,105
                                                            =======         =======       ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      COMMON STOCK                                   ACCUMULATED       NOTES
                                                      -------------      ADDITIONAL                     OTHER        RECEIVABLE
                                                     NUMBER                PAID-IN    ACCUMULATED   COMPREHENSIVE    ON COMMON
                                                    OF SHARES    AMOUNT    CAPITAL      DEFICIT         INCOME *       STOCK
                                                    ---------    ------    -------      -------         ------         -----
BALANCE, DECEMBER 31, 1997                          19,387,946    $194     $185,205     $(26,311)          $426         $(60)
Issuances of common stock                               87,242       1          493
Purchase of 2,077 shares of common stock
Stock option compensation                                                       220
Amortization of deferred compensation
Net loss for the period                                                                  (14,161)
Unrealized gain on available-for-sale securities                                                            488
                                                    ----------    ----     --------     --------           ----         ----
BALANCE, JUNE 30, 1998                              19,475,188    $195     $185,918     $(40,472)          $914         $(60)
                                                    ==========    ====     ========     ========           ====         ====




                                                                                         TOTAL
                                                       TREASURY        DEFERRED      STOCKHOLDERS'
                                                     STOCK, AT COST   COMPENSATION       EQUITY
                                                     --------------   ------------       ------
BALANCE, DECEMBER 31, 1997                               $(878)         $(282)         $158,294
Issuances of common stock                                                                   494
Purchase of 2,077 shares of common stock                   (46)                             (46)
Stock option compensation                                                                   220
Amortization of deferred compensation                                      47                47
Net loss for the period                                                                 (14,161)
Unrealized gain on available-for-sale securities                                            488
                                                         -----          -----          --------
BALANCE, JUNE 30, 1998                                   $(924)         $(235)         $145,336
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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    1998          1997
                                                                                 ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (7,087)     $ (5,278)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    921           605
      Noncash compensation expense                                                     139           373
      Gain on sale of assets                                                             -             -
   Changes in assets and liabilities:
      Accounts receivable, other current assets, and other assets                       42          (323)
      Inventory                                                                        176            36
      Accounts payable and other current liabilities                                 2,801          (509)
                                                                                 ----------   -----------
         Net cash used in operating activities                                      (3,008)       (5,096)
                                                                                 ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment, net                           (3,592)       (1,417)
   Sale and maturities of marketable securities                                     31,514        23,202
   Purchases of marketable securities                                              (29,888)      (72,595)
   Restricted investments                                                            1,088           143
                                                                                 ----------   -----------
         Net cash used in investing activities                                        (878)      (50,667)
                                                                                 ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                          54        70,897
   Purchase of treasury stock                                                            -           (72)
   Proceeds from bond and term loan issuances                                            -           592
   Equity proceeds from Gell Pharmaceuticals Inc. relating to the put option             -             -
   Payment of notes receivable on common stock                                           -            30
   Principal payments on bond and term loan payable                                   (540)         (235)
                                                                                 ----------   -----------
         Net cash provided by (used in) financing activities                          (486)       71,212
                                                                                 ----------   -----------
Net increase (decrease) in cash and cash equivalents                                (4,372)       15,449
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                11,757         5,536
                                                                                 ----------   -----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                     $ 7,385      $ 20,985
                                                                                 ==========   ===========
Supplemental disclosures of each flow information:
   Net interest paid                                                               $   201      $    203
   Income taxes paid                                                               $     -      $      -
   Unrealized gain on available-for-sale securities                                $   722      $    394
   Collateral transferred from unrestricted to
    restricted investments, net                                                    $   (27)     $    421
                                                                                 ===========   ===========
                                                                                     SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   1998          1997
                                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (14,161)    $ (11,614)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   1,745         1,199
      Noncash compensation expense                                                      270           940
      Gain on sale of assets                                                              6             -
   Changes in assets and liabilities:
      Accounts receivable, other current assets, and other assets                    (1,083)       (1,123)
      Inventory                                                                        (116)          104
      Accounts payable and other current liabilities                                  3,223        (1,302)
                                                                                 -----------   -----------
         Net cash used in operating activities                                      (10,116)      (11,796)
                                                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment, net                            (5,725)       (2,783)
   Sale and maturities of marketable securities                                      44,118        35,055
   Purchases of marketable securities                                               (45,754)      (88,241)
   Restricted investments                                                               514           351
                                                                                 -----------   -----------
         Net cash used in investing activities                                       (6,847)      (55,618)
                                                                                 -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                          494        71,218
   Purchase of treasury stock                                                           (46)         (727)
   Proceeds from bond and term loan issuances                                             -         1,090
   Equity proceeds from Gell Pharmaceuticals Inc. relating to the put option              -           698
   Payment of notes receivable on common stock                                            -            30
   Principal payments on bond and term loan payable                                  (1,080)         (470)
                                                                                 -----------   -----------
         Net cash provided by (used in) financing activities                           (632)       71,839
                                                                                 -----------   -----------
Net increase (decrease) in cash and cash equivalents                                (17,595)        4,425
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                 24,980        16,560
                                                                                 -----------   -----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                      $ 7,385      $ 20,985
                                                                                 ===========   ===========
Supplemental disclosures of each flow information:
   Net interest paid                                                                 $  413         $ 394
   Income taxes paid                                                                 $    -         $ 179
   Unrealized gain on available-for-sale securities                                  $  488         $ 149
   Collateral transferred from unrestricted to
    restricted investments, net                                                      $ (601)        $ 856
                                                                                 ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. This Statement also requires that an entity classify

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  ACCOUNTING POLICIES (CONTINUED)

    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

items of comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from accumulated earnings and additional paid-in capital, as shown in the Company's Consolidated Statement of Stockholders' Equity.

    SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans, which is effective for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS 133 for its fiscal year beginning January 1, 2000. Management believes the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position or results of operations.

    RECLASSIFICATIONS

    Certain amounts have been reclassified to conform with the current period's presentation.

4.  INVENTORIES

    Inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                  June 30, 1998
                                   (Unaudited)               December 31, 1997
                                   -----------               -----------------
                                               (in thousands)
       Raw materials                 $  315                        $  386
       Work in process                  285                           497
       Finished goods                   858                           459
                                      -----                         -----
                                     $1,458                        $1,342
                                      =====                         =====

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Inventories include products and materials that can be either available for sale and/or production or utilized internally in the Company's development activities. Inventories identified for development activities are expensed immediately upon designation as intended for such use.

5.  REVENUES

    The Company recognized $1.125 million and $2.25 million for the three and six months ended June 30, 1998, related to certain research support funding provided by Amgen Inc. ("Amgen") under the terms of an agreement (the "Amgen Agreement") entered into in August 1997. Under the terms of the Amgen Agreement, Amgen has agreed to provide the Company up to $13.5 million in the aggregate, payable quarterly over three years beginning on October 1, 1997, to support research activities relating to the Company's FKBP-based neuroimmunophilin ligand technology.

    Pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and the Company's License and Distribution Agreement with Orion Corporation Farmos, the Company recognized revenues of $1.7 million ($997,000 in product sales and $730,000 in royalty revenues and license fees) and $3.0 million ($1.7 million in product sales and $1.3 million in royalty revenues), respectively, for the three and six months ended June 30, 1998 relating to sales of GLIADEL(R) Wafer ("GLIADEL"). The Company recognized revenues of $2.2 million ($1.8 million in product sales and $400,000 in royalty revenues) and $4.4 million ($3.8 million in product sales and $600,000 in royalty revenues), respectively, for the three and six months ended June 30, 1997 relating to sales of GLIADEL. GLIADEL was commercially launched in the United States on February 25, 1997.

6.  REAL ESTATE DEVELOPMENT AGREEMENT

    In February 1998, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of a new research and development facility. The facility, which is expected to be approximately 72,500 square feet, will be adjacent to the Company's headquarters in Baltimore and construction costs are estimated not to exceed $20 million in the aggregate. The lease term is for a maximum term of 84 months, which includes a construction period of up to 24 months. The Company will not make rental payments during the construction period and the Company has the option to purchase the facility at the end of the lease term in February 2005. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease. The Company prior to the construction period termination date must maintain cash collateral equal to the then aggregate property cost. Upon final completion the Company may reduce the amount of cash collateral by approximately $5.1 million. In addition, the Company is

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REAL ESTATE DEVELOPMENT AGREEMENT (CONTINUED)

subject to certain financial covenants the most restrictive of which requires that the Company maintain cash, cash equivalents and investments in the aggregate equal to $40 million. As of June 30, 1998, the Company had cash collateral of approximately $2.3 million. This cash collateral is included in the accompanying consolidated balance sheets as "Investments - restricted" in the Consolidated Balance Sheets.

7.  OPERATING LEASE AGREEMENTS

    In March 1998, the Company entered into certain Master Lease Agreements to provide up to $10.8 million in computer and equipment financing, the terms of which expires on December 31, 1999. The term of each operating lease entered into thereunder may range from 24 to 48 months based upon the type of equipment being financed. As of June 30, 1998, the Company had leased an aggregate of $1.8 million in computer and other equipment under these agreements. Additionally, the Company has other operating lease commitments aggregating approximately
$5.5 million.

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

                                  *    *    *
GENERAL

    Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery products using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions. In February, 1997 the Company commercially launched its first product, GLIADEL(R)Wafer ("GLIADEL"), a proprietary biodegradable polymer product for delivering the chemotherapeutic agent, BCNU, for brain cancer, in the United States through its exclusive worldwide (except Scandinavia) marketing partner, Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). The Company has also in-licensed and internally developed certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions as well as a new class of biodegradable polymers and has accelerated research and development activities with respect to certain of these technologies.

    The Company anticipates that its future revenues will come primarily from two sources: (i) transfer payments and/or royalties related to sales of GLIADEL and other products that may be developed in the future and (ii) milestone, rights and other payments made under the Company's current and any future collaboration agreements relating to the research, development and/or commercialization of the Company's technologies. As noted below, the Company is eligible for certain milestone and other payments in the future under its collaborations with RPR and Amgen Inc. ("Amgen") if certain regulatory and/or development objectives are attained and views these potential payments as significant future revenue opportunities. As noted below and in the 1997 Form 10-K, there can be no assurance, however, that the

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company will be successful in its efforts to enter into future collaborations for the research, development and/or commercialization of its technologies or will receive any or all of the milestone payments for which it is eligible under its existing or any future collaboration.

    GLIADEL was commercially launched in the United States by RPR in February 1997, and since launch, as of June 30, 1998 the Company has recognized an aggregate of $10.1 million in product sales and royalties. Of this $10.1 million, $7.4 million represent sales of GLIADEL to RPR and Orion Corporation Farmos, the Company's marketing partner in Scandinavia, and $2.7 million represent royalties from RPR sales to third parties. In addition, under the terms of its agreements with RPR, the Company is eligible to receive up to $40 million in additional milestone and equity payments if RPR is able to achieve certain specified regulatory objectives. As noted below and in the 1997 Form 10-K, future sales of GLIADEL are subject to significant risk and uncertainty, and there can be no assurance that both sales to RPR and sales to third parties will increase or continue at the current rate in future periods. Furthermore, the milestone and other payments payable by RPR are contingent on making certain domestic and international regulatory filings and obtaining marketing clearances for GLIADEL, the timing and extent of which are not within the control of the Company, and there can be no assurance that any or all of such regulatory objectives will be attained. Except for GLIADEL, the Company's product candidates are not expected to generate revenues from product sales for at least the next several years, if at all.

    In August 1997, the Company entered into an agreement (the "Amgen Agreement") with Amgen respecting the research, development and commercialization of the Company's FKBP-based neuroimmunophilin ligand technology ("FKBP Neuroimmunophilin Technology") for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen Agreement, Amgen initially paid the Company an aggregate of $35 million as follows: (a) a one-time, non-refundable payment of $15 million upon the signing of the Amgen Agreement in August, 1997, and (b) a second payment of $20 million made on October 1, 1997 upon the closing of Amgen's purchase of 640,095 shares of the Company's common stock and five-year Warrants to purchase up to an additional 700,000 shares of common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws.

    Under the terms of the Amgen Agreement, Amgen also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years beginning October 1, 1997, to support research activities at the Company relating to the FKBP Neuroimmunophilin Technology, with an option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years. The Amgen Agreement provides for milestone payments of up to $392 million in the aggregate to the Company in the event Amgen achieves certain specified development milestones in each of ten different specified clinical indications, seven of which are neurological and three of which are non-neurological. In addition, the Company will receive royalties on product sales, if any, related to the FKBP Neuroimmunophilin

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

    In addition to revenues related to GLIADEL, the Company's only other significant revenues recognized in fiscal year 1998 through June 30, 1998 consist of approximately $2.25 million in research payments made by Amgen. As noted above, during the remainder of 1998 the Company anticipates recognizing an additional $2.25 million in revenue from Amgen to support certain research activities related to the FKBP Neuroimmunophilin Technology. In addition, in the future, the Company may be entitled to certain non-refundable, milestone payments in the event certain development and/or regulatory milestones are achieved by Amgen and to royalties on future product sales, if any. As noted below and in the 1997 Form 10-K, whether the Company will ever recognize future revenues in the form of milestone payments and royalties under the Amgen Agreement is subject to significant risk and uncertainty, and there can be no assurance that the Company will recognize significant revenues, if any, from these sources in the future.

    The Company has incurred net operating losses in each fiscal year since its inception in July 1993, with the exception of fiscal 1996 for which the Company recorded net earnings of $5.1 million, primarily due to two one-time rights payments from RPR in the aggregate amount of $27.5 million related to the signing of the Company's agreements with RPR for the sales, marketing and distribution of GLIADEL and approval from the U.S. Food & Drug Administration ("FDA") of the New Drug Application for GLIADEL in September 1996. For the three and six months ended June 30, 1998, the Company incurred net operating losses of $7.1 million and $14.2 million, respectively, and through June 30, 1998, the Company had an accumulated deficit of $40.5 million.

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

    The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company conducts research and development activities to develop its

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

technologies and potential products. The Company has experienced substantial personnel growth since its inception. As of June 30, 1998 the Company had 212 full-time employees as compared to 180 full-time employees at June 30, 1997. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully including any product candidates identified pursuant to activities under the collaboration with Amgen, conduct clinical trials, obtain required regulatory approvals, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

    Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. In particular, prior to the commercial launch of GLIADEL, RPR's oncology sales force had no prior experience marketing and selling a product to neurosurgeons. Furthermore, GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and while the Company expects to qualify other suppliers in the future, there can be no assurance that the Company's efforts in this regard will be successful. Further, the Company currently depends on its own single manufacturing facility to produce GLIADEL, and while the Company has completed construction of a second manufacturing facility, both facilities will be located at the same site adjoining the Company's headquarters in Baltimore, Maryland. Inability to secure timely, sufficient, or GMP quality supply of BCNU, unforeseen plant shutdowns due to personnel, plant or equipment problems, or natural disasters, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's current Good Manufacturing Practice (cGMP) regulations), uncertainties regarding the receipt and timing of international regulatory clearances for GLIADEL, the potential inability to meet future product demand, the risk of product recalls due to excessive product breakage or other reasons, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Month Periods Ended June 30, 1998 and 1997

    The Company recognized $2.9 million and $5.3 million in revenues for the three and six months ended June 30, 1998, respectively, consisting primarily of revenues from product sales and royalties relating to GLIADEL and $1.1 million in quarterly research funding from Amgen pursuant to the Amgen Agreement entered into in August 1997. For the same periods in 1997 the Company recognized $2.4 million and $4.6 million in revenues, respectively, all of which resulted from product sales and royalties relating to GLIADEL following its commercial launch on February 25, 1997 and amounts reimbursed to develop a high dose GLIADEL product.

    Revenues related to the sale of GLIADEL consist primarily of transfer payments (sales directly to the Company's marketing and distribution partners) and royalties based on end-user sales. Transfer payments for the three and six months ended June 30, 1998 were $1.0 million and $1.7 million, respectively. Transfer payments for the same periods in 1997 were $1.8 million and $3.8 million, respectively. Sales of GLIADEL to RPR for the three and six months ended June 30, 1997 reflect RPR's initial build-up of inventory to support commercial launch of the product in 1997. The reduction in the level of transfer payments from RPR in the 1998 periods as compared to the three and six months ended June 30, 1997 reflects stabilization of RPR's current inventory requirements for GLIADEL. Net royalty revenue with respect to GLIADEL sales increased 44% and 84%, respectively, to $630,000 and $1.2 million for the three and six months ended June 30, 1998 as compared to $437,000 and $630,000 for the same periods in 1997. The increase in royalties paid in the latter periods reflects greater end-user sales by RPR's marketing and sales force during the three and six months ended June 30, 1998 as awareness about GLIADEL has increased among neurosurgeons and as neurosurgeons have gained greater familiarity with the product. In addition the increase for the six-month period ended June 30, 1998 also reflects, in part, the fact that GLIADEL sales commenced in late February 1997, and thus were made only during part of the six months ended June 30, 1997. As noted above and in the 1997 Form 10-K, future GLIADEL sales are subject to a

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

number of risks and uncertainties, and there can be no assurance that GLIADEL sales will remain at or increase from current levels or generate significant revenues for the Company in the future.

    Cost of sales for the three and six months ended June 30, 1998 were $505,000 and $844,000, respectively, compared to $597,000 and $1.5 million, respectively, for the same periods in 1997. Included in these amounts are approximately $41,000 and $68,000, respectively, for the 1998 periods and approximately $86,000 and $171,000, respectively, for the 1997 periods, representing royalty payments made to a third party from which the Company has licensed certain technologies related to GLIADEL. The reduction in the cost of sales from the 1998 periods as compared to the 1997 periods primarily reflects a reduction in the number of units sold to RPR during the 1998 periods. Cost of sales as a percent of product sales increased during the 1998 periods as compared to the same periods in 1997 primarily due to decreases in manufacturing economies of scale resulting from lower numbers of product units produced to support sales during the 1998 periods. To the extent GLIADEL production levels increase in future periods, the Company expects that per unit product costs may decrease as greater economies of scale are achieved. There can be no assurance, however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

    Research and development expenses increased to $9.3 million and $18.0 million, respectively, for the three and six months ended June 30, 1998 as compared to $6.9 million and $13.6 million for the same periods in 1997. The increase in these costs was primarily attributable to expenses related to increased personnel costs, contract services, and research supply costs, including license fees payable to a third party licensor of certain technology. At June 30, 1998, 182 individuals were employed on a full-time basis in the areas of research, development and manufacturing as compared to 154 individuals at June 30, 1997. In the second quarter and first six months of 1998, the Company continued to accelerate its research and development efforts, particularly with respect to the Company's NAALADase inhibitor and PARP inhibitor neuroprotectant programs as well as its FKBP neuroimmunophilin ligand program, continued to fund development activities at a potential third-party manufacturer of clinical supply of DOPASCAN(R)Injection, continued with Phase I clinical trials for a high dose formulation of GLIADEL and provided financial support for RPR's Phase III clinical trial program in support of a first surgery indication for GLIADEL. In addition, in the three and six months ended June 30, 1998, research and development expenses included charges relating to certain consulting agreements entered into in April, 1996, consisting of non-cash compensation expense of $110,000 and $220,000, respectively, and cash compensation expense of $70,000 and $140,000, respectively. For the three and six month periods ended June 30, 1997, the Company recorded non-cash compensation expense related to these agreements of $348,000 and $765,000, respectively, and cash compensation expense of $31,000 and $60,000, respectively. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required to record varying amounts of non-cash compensation charges in research and

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

development expenses quarterly through 2001 relating to these agreements of up to an aggregate of an additional $970,000. The Company anticipates that its research and development expenses will continue to increase in future periods.

    General and administrative expenses were $2.5 million and $5.0 million, respectively, for the three and six months ended June 30, 1998 as compared to $1.8 million and $3.6 million, respectively, for the same periods in 1997. The increase in general and administrative expenses of approximately $700,000 and $1.4 million, respectively, for the three and six months ended June 30, 1998, compared to the same periods in 1997 was primarily attributable to higher costs related to the preparation, filing and prosecution of patent applications. The Company anticipates that its general and administrative expenses, particularly those related to patenting and other activities related to establishment and preservation of the Company's intellectual property rights, will increase in future periods.

    Other income and expense relates primarily to investment income and interest expense. Investment income increased to $2.5 million and $4.8 million, respectively, for the three and six months ended June 30, 1998 as compared to $1.9 million and $2.9 million, respectively, for the same periods in 1997. The increase was primarily attributable to an increase in the average invested capital during the three and six months ended June 30, 1998 as compared to the same periods in 1997. The increase in average invested capital was primarily due to the public sale of the Company's common stock in April 1997, the one-time, non-refundable signing fee of $15 million paid by Amgen in August 1997 and the sale of shares of Company common stock and warrants to Amgen for $20 million consummated in October 1997. For the three and six months ended June 30, 1998, the Company incurred interest expense of $196,000 and $399,000 relating to borrowings under its financing arrangements with First Union National Bank (formerly Signet Bank, "First Union") providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related equipment. Interest expense was $207,000 and $400,000, respectively, for the three and six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and investments were approximately $144.1 million at June 30, 1998. Of this amount, $11.6 million was held as collateral with respect to certain of the Company's indebtedness and other financings and is recorded as "investments - restricted" on the accompanying balance sheet. The Company's accumulated deficit was $40.5 million at June 30, 1998. The decrease of $514,000 in the amount of restricted investments at June 30, 1998 as compared to December 31, 1997 resulted from an increase in certain loan guarantees from the State of Maryland effective in June, 1998, which decrease was partially offset by an increase in cash collateral related to the Company's design and construction of a new research and development facility (see discussion below).

    Long term debt, net of current portion, decreased to $9.8 million at June 30, 1998 as compared to $10.9

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million at December 31, 1997, primarily as a result of the Company's continued repayment of principal under its outstanding bond-financed construction loan and related term loan with First Union, the proceeds of which were used to support the design and construction of certain improvements at the Company's current headquarters facility as well as the purchase of certain laboratory and other equipment.

    The Company incurred net capital expenditures of $3.6 million for the three months ended June 30, 1998 compared to $1.4 million for the same period in 1997. The capital expenditures made in the 1998 and 1997 periods were primarily related to the construction of the Company's expansion of its manufacturing plant and research laboratories, as well as for the purchase of research and development equipment.

    In March 1998, the Company entered into master equipment lease arrangements for up to an aggregate of $10.8 million, pursuant to which the Company expects to lease additional equipment, including computer hardware and software, furniture and fixtures. Depending on the type of equipment covered and certain other factors, the term of any lease entered into under these arrangements can range from two to four years. At June 30, 1998, $9.0 million was available under these arrangements to lease additional equipment (see note 7 to Notes to Consolidated Financial Statements).

    Such financing, along with the Company's internal resources as well as external sources of funds, is expected to provide for the Company's current equipment needs. To the extent the Company expands its research and development programs, its capital equipment requirements may increase and thus require additional capital funding.

    In February 1998, in order to meet the Company's anticipated future facilities needs, the Company entered into an operating lease and related agreements with a trust affiliated with First Union for an approximately 72,500 square foot facility to be constructed on a lot adjacent to the Company's current headquarters in Baltimore, Maryland in order to support the Company's expected future research, development and administrative activities. During the construction period, the Company will act as construction agent for the trust, responsible for performing all duties associated with the development of the property and anticipates that the facility will be ready for occupancy prior to the end of the second quarter of 1999. The lease expires in February 2005 and the Company anticipates that the lease payments for this facility will not exceed $2.0 million annually. At the expiration of the lease term, the Company has two options under its agreements with the trust. The Company can purchase the property for an amount equal to any and all unamortized acquisition and construction costs as well as accrued but unpaid interest and similar costs incurred by the trust as part of its acquisition and construction activities related to the property (the "Termination Amount"), or the Company may sell the property on behalf of the trust, which is then obligated to apply the proceeds from such sale against repayment of the Termination Amount. If such sale proceeds are insufficient to cover the entire Termination Amount, the Company is then obligated to repay any such shortfall, subject to a total cap on such payments by the

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company of an aggregate amount equal to 83% of the Termination Amount. In addition, the Company may, with the consent of First Union, enter into a new lease arrangement (see Note 6 to Notes to Consolidated Financial Statements).

    The Company has available up to $7.5 million under a loan agreement with RPR respecting expansion of the Company's GLIADEL and polymer manufacturing capacity. As of January 2, 1997, $4.0 million was available under the loan agreement; the remainder is available no earlier than 12 nor later than 18 months following funding of the initial tranche. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at June 30, 1998. The Company has not yet determined whether to draw on the capital available under its loan agreement with RPR to finance the expansion of the Company's manufacturing facilities.

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

    The Company believes that its existing resources, including the proceeds from the sale of common stock and warrants to Amgen in October 1997 and the interest earned thereon, will be sufficient to fund the Company's activities for at least the next 24 months. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions, and anticipated capital expenditures will not result in the expenditure of these proceeds and the Company's other resources before that time.

    The Company anticipates that it will fund future capital requirements through a combination of its existing working capital, revenues (including product sales, royalty income, and milestones/licensing fees) generated under its agreements with RPR relating to GLIADEL and Amgen relating to the FKBP Neuroimmunophilin Technology, public or private equity or debt financing (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms is dependent on conditions in the public and private equity markets and the

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.

YEAR 2000 ASSESSMENT

    The year 2000 issue results from computer programs that do not distinguish between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year. The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed assessment procedures and a plan to address identified issues within the Company. The Company does not yet know the full extent, if any, of the impact of the year 2000 on its systems and equipment, but at this point does not expect the costs associated with its becoming year 2000 compliant to be material. The Company is also in the process of communicating with third parties with which it conducts business to assess whether they are or will be year 2000 compliant. There can be no assurance, however, that such third parties, including suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of the Company, its suppliers, its clinical research organizations, its collaborative partners, or others could have a material adverse effect on the Company's business, results of operations and financial condition.

SUBSEQUENT EVENTS

In August 1998, the Company's Board of Directors amended the Company's Bylaws to increase the size of the Board from six to seven members, and appointed Joseph "Skip" Klein, III to fill the newly created Board seat. Mr. Klein is currently a Health Care Analyst with The Kaufmann Fund, an emerging growth mutual fund. Previously, he served as a Portfolio Manager and Chairman of the Investment Advisory Committee of the T. Rowe Price Health Sciences Fund. Mr. Klein was also a Vice President and Health Care Investment Analyst for T. Rowe Price Associates, an investment management firm. He holds an M.B.A. from the Stanford Graduate School of Business, and a B.A. in economics from Yale University.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings:

        None

Item 2. Changes In Securities and Use of Proceeds:

        None

Item 3. Defaults in Senior Securities:

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholder was held on May 19, 1998. The following individuals were elected to the Company's Board of Directors to hold office for the ensuing year:

            Nominee                             For         Against
            -------------------------------------------------------
            Craig R. Smith, M.D.                16,907,416  170,023
            Solomon H. Snyder, M.D.             16,905,246  168,193
            Richard L. Casey                    16,905,246  168,193
            W.Leigh Thompson, M.D., Ph.D.       16,905,246  168,193
            Elizabeth M. Greetham               16,905,246  168,193
            George L. Bunting, Jr.              16,905,246  168,193

            In addition, the following proposals were approved as follows:

            Proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 75,000,000 shares. The vote was as follows:

            In Favor      Opposed         Abstained
            ---------------------------------------
            16,552,726    498,260         26,453

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


            Proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

            For           Against         Abstained
            ---------------------------------------
            16,965,545    94,761          17,133

Item 5. Other Information:

        In order to present a proposal at the 1999 Annual Meeting of Stockholders, a Guilford stockholder must provide written notice of the proposal to the Company no later than March 2, 1999. The Company intends to use discretionary voting authority with respect to any matter brought before the 1999 Annual Meeting of Stockholders of which the Company has not received written notice by March 2, 1999. The address to which such written notice must be sent is Guilford Pharmaceuticals Inc., 6611 Tributary Street, Baltimore, Maryland 21224, Attention: Corporate Secretary.

Item 6. Exhibits and Reports on Form 8-K:

            A.     Exhibits

Exhibit No.        Description
-----------        -----------
 3.03              Amendment to Bylaws

10.59              Employment Letter Agreement, effective June 10, 1998, between the
                   Company and David H. Bergstrom, Ph.D.

10.60              Amendment No. 1 to Loan and Financing Agreement, dated as of June
                   30, 1998 by and among Maryland Economic Development Corporation, the Company, and First Union.

10.61              Second Amendment to Insurance Agreement, dated June 29, 1998, by and between the Maryland Industrial Development Financing
                   Authority ("MIDFA") and First Union.

10.62              MIDFA Agreement dated June 29, 1998, by and between MIDFA, First
                   Security Bank, National Association, the Company and First Union.

10.63 Insurance Agreement, dated June 29, 1998, by and between MIDFA and First Union.

                        GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES

          A.       Exhibits (continued)
Exhibit No.        Description
-----------        -----------

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





                                      Guilford Pharmaceuticals Inc.




Date:     August 13, 1998     /s/ Craig R. Smith, M.D.
                              ----------------------------------------
                              Craig R. Smith, M.D.
                              President and CEO



Date:    August 13, 1998      /s/ Andrew R. Jordan
                              ----------------------------------------
                              Andrew R. Jordan
                              Senior Vice President and Chief Financial Officer
                              (Principal Accounting Officer)