Form 10-Q
period 1998-09-30
GUILFORD PHARMACEUTICALS INC
filed 1998-11-13
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               ------------------

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


       Yes   X       No
          ------       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at November 10, 1998

Common Stock, $.01 par value                      19,534,919
----------------------------                      ----------

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



INDEX

                                    Page (s)
                                    ----

PART I.      FINANCIAL INFORMATION (UNAUDITED)

         Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets
                      September 30, 1998 and December 31, 1997..............................3

                      Consolidated Statements of Operations
                      Three and nine months ended
                      September 30, 1998 and 1997...........................................4

                      Consolidated Statements of Stockholders' Equity
                      Nine months ended September 30, 1998..................................5

                      Consolidated Statements of Cash Flows
                      Three and nine months ended
                      September 30, 1998 and 1997...........................................6


                      Notes to Consolidated Financial Statements............................7-10

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................11-23

         Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk...........................................................23

PART II.     OTHER INFORMATION..............................................................24-25

             SIGNATURES.....................................................................26

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            SEPTEMBER 30, 1998
                                                               (UNAUDITED)                    DECEMBER 31, 1997
                                                      -----------------------------    --------------------------------
                                ASSETS
Current assets:
  Cash and cash equivalents                             $                    9,965        $                     24,980
  Investments                                                              114,149                             123,120
  Investments - restricted                                                  12,723                              12,119
  Accounts receivable                                                        1,266                                 606
  Inventories                                                                1,606                               1,342
  Other current assets                                                         761                                 494
                                                      -----------------------------     -------------------------------
     Total current assets                                                  140,470                             162,661
Property and equipment, net                                                 21,105                              17,153
Other assets                                                                   267                                 267
                                                      -----------------------------     -------------------------------
                                                        $                  161,842         $                   180,081
                                                      =============================     ===============================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $                    1,199         $                     2,743
  Current portion of long-term debt                                          2,159                               2,159
  Accrued payroll related costs                                              2,132                               2,000
  Accrued contracted services                                                2,849                               1,527
  Accrued licensing and royalty payments                                     2,183                                 531
  Accrued expenses and other current liabilities                             1,046                                 776
  Deferred income                                                            1,125                               1,125
                                                      -----------------------------     -------------------------------
     Total current liabilities                                              12,693                              10,861

Long-term liabilities:
 Long-term debt, net of current portion                                      9,306                              10,926
                                                      -----------------------------     -------------------------------

    Total liabilities                                                       21,999                              21,787
                                                      -----------------------------     -------------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share
     Authorized 4,700,000 shares,  none issued                                -                                   -
  Series A junior participating preferred stock,
     par value $.01 per share. Authorized 300,000
     shares, none issued                                                      -                                   -
  Common stock, par value $.01 per share.
     Authorized 75,000,000 shares
     19,496,201 and 19,387,946 issued and
     outstanding at September 30, 1998
     and December 31, 1997, respectively                                       195                                 194
  Additional paid-in capital                                               186,421                             185,205
  Accumulated deficit                                                      (47,379)                            (26,311)
  Accumulated other comprehensive income                                     1,946                                 426
  Notes receivable on common stock                                             (60)                                (60)
  Treasury stock, at cost                                                     (924)                               (878)
  Deferred compensation                                                       (356)                               (282)
                                                      -----------------------------     -------------------------------
      Total stockholders' equity                                           139,843                             158,294
                                                      -----------------------------     -------------------------------
                                                        $                  161,842         $                   180,081
                                                      =============================     ===============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                                   1998                 1997                      1998                  1997
                                             -----------------    -----------------         -----------------    -----------------

Revenues:
    Contract revenues                         $         1,000      $        15,000           $         1,000      $        15,000
    Product sales                                         920                1,055                     2,575                4,880
    License fees and royalties                            717                  496                     2,027                1,152
    Revenues under collaborative agreements             1,194                   97                     3,521                  266
                                             -----------------    -----------------         -----------------    -----------------
       Total revenues                                   3,831               16,648                     9,123               21,298


Costs and Expenses:
    Cost of sales                                         423                  538                     1,267                2,060
    Research and development                            9,479                9,469                    27,444               23,080
    General and administrative                          2,675                2,152                     7,724                5,779
                                             -----------------    -----------------         -----------------    -----------------
       Total costs and expenses                        12,577               12,159                    36,435               30,919
                                             -----------------    -----------------         -----------------    -----------------

Operating income (loss)                                (8,746)               4,489                   (27,312)              (9,621)

Other income (expense):
    Investment and other income                         2,028                2,067                     6,832                4,963
    Interest expense                                     (189)                (215)                     (588)                (615)

                                             -----------------    -----------------         -----------------    -----------------
          Net income (loss)                   $        (6,907)     $         6,341           $       (21,068)     $        (5,273)
                                             =================    =================         =================    =================


Basic earnings (loss) per common share:       $         (0.35)     $          0.34           $        (1.08)      $        (0.31)
                                             =================    =================         =================    =================


Average common shares outstanding                      19,481               18,644                    19,453               16,961
                                             =================    =================         =================    =================



Diluted earnings (loss) per common share:     $         (0.35)     $          0.32            $        (1.08)      $        (0.31)
                                             =================    =================         =================    =================


Average common and dilutive
  equivalent shares outstanding                        19,481               20,052                    19,453               16,961
                                             =================    =================         =================    =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         GUILFORD PHARMACEUTICALS INC.
                               AND SUBSIDIARIES




                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          COMMON STOCK
                                                          -------------            ADDITIONAL
                                                      NUMBER                         PAID-IN         ACCUMULATED
                                                     OF SHARES        AMOUNT         CAPITAL           DEFICIT
                                                     ---------        ------         -------           -------

BALANCE, DECEMBER 31, 1997                             19,387,946         $ 194        $ 185,205         $ (26,311)
Issuances of common stock                                 108,255             1              886
Purchase of 2,077 shares of common stock
Stock option compensation                                                                    330
Amortization of deferred compensation
Net loss for the period                                                                                    (21,068)
Unrealized gain on available-for-sale securities
                                                   ---------------  ------------  ---------------  ----------------
BALANCE, SEPTEMBER 30, 1998                            19,496,201         $ 195        $ 186,421         $ (47,379)
                                                   ===============  ============  ===============  ================

                                                       ACCUMULATED         NOTES
                                                          OTHER          RECEIVABLE
                                                      COMPREHENSIVE      ON COMMON          TREASURY           DEFERRED
                                                        INCOME *           STOCK         STOCK, AT COST      COMPENSATION
                                                        ------             -----         --------------      ------------

BALANCE, DECEMBER 31, 1997                                      $ 426           $ (60)             $ (878)         $ (282)
Issuances of common stock                                                                                            (151)
Purchase of 2,077 shares of common stock                                                              (46)
Stock option compensation
Amortization of deferred compensation                                                                                  77
Net loss for the period
Unrealized gain on available-for-sale securities                1,520
                                                   -------------------  --------------  ------------------  --------------
BALANCE, SEPTEMBER 30, 1998                                   $ 1,946           $ (60)             $ (924)         $ (356)
                                                   ===================  ==============  ==================  ==============


                                                          TOTAL
                                                       STOCKHOLDERS'
                                                          EQUITY
                                                          ------

BALANCE, DECEMBER 31, 1997                               $ 158,294
Issuances of common stock                                      736
Purchase of 2,077 shares of common stock                       (46)
Stock option compensation                                      330
Amortization of deferred compensation                           77
Net loss for the period                                    (21,068)
Unrealized gain on available-for-sale securities             1,520
                                                   ----------------
BALANCE, SEPTEMBER 30, 1998                              $ 139,843
                                                   ================


*  Relates to unrealized gain (loss) on available-for-sale securities.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            GUILFORD PHARMACEUTICALS INC.

                                   AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                        1998             1997
                                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $   (6,907)      $    6,341
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                       830              874
      Noncash compensation expense                                                        140              132
      Gain on sale of assets                                                               20                -
   Changes in assets and liabilities:
      Accounts receivable, other current assets, and other assets                         155          (19,578)
      Inventory                                                                          (148)             176
      Accounts payable and other current liabilities                                   (1,392)           1,577
                                                                                   --------------   -------------
         Net cash used in operating activities                                         (7,302)         (10,478)
                                                                                   --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment, net                                (633)            (897)
   Sale and maturities of marketable securities                                        31,455           26,137
   Purchases of marketable securities                                                 (19,675)         (49,354)
   Restricted investments                                                              (1,118)             205
                                                                                   --------------   -------------
         Net cash provided by (used in) investing activities                           10,029          (23,909)
                                                                                   --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                            393           20,849
   Purchase of treasury stock                                                               -             (151)
   Proceeds from bond and term loan issuances                                               -              620
   Equity proceeds from Gell Pharmaceuticals Inc. relating to the put option                -                -
   Payment of notes receivable on common stock                                              -               39
   Principal payments on bond and term loan payable                                      (540)            (236)
                                                                                   --------------   -------------
         Net cash provided by (used in) financing activities                             (147)          21,121
                                                                                   --------------   -------------
Net increase (decrease) in cash and cash equivalents                                    2,580          (13,266)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                    7,385           20,985
                                                                                   --------------   -------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                     $    9,965       $    7,719
                                                                                   ==============   =============

Supplemental disclosures of cash flow information:
    Net interest paid                                                              $      181       $      215
    Income taxes paid                                                              $        -       $        -
    Unrealized gain on available-for-sale securities                               $    1,032       $      226
    Collateral transferred from unrestricted to restricted investments, net        $      172       $      800

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1998               1997
                                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $   (21,068)      $    (5,273)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      2,578             2,073
      Noncash compensation expense                                                         407             1,072
      Gain on sale of assets                                                                26                 -
   Changes in assets and liabilities:
      Accounts receivable, other current assets, and other assets                         (928)          (20,701)
      Inventory                                                                           (264)              280
      Accounts payable and other current liabilities                                     1,831               275
                                                                                   --------------   -------------
         Net cash used in operating activities                                         (17,418)          (22,274)
                                                                                   --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in purchases of property and equipment, net                               (6,358)           (3,680)
   Sale and maturities of marketable securities                                         75,573            61,192
   Purchases of marketable securities                                                  (65,429)         (137,595)
   Restricted investments                                                                 (604)              556
         Net cash provided by (used in) investing activities                             3,182           (79,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                             887            92,067
   Purchase of treasury stock                                                              (46)             (878)
   Proceeds from bond and term loan issuances                                                -             1,710
   Equity proceeds from Gell Pharmaceuticals Inc. relating to the put option                 -               698
   Payment of notes receivable on common stock                                               -                69
   Principal payments on bond and term loan payable                                     (1,620)             (706)
                                                                                   --------------   -------------
         Net cash provided by (used in) financing activities                              (779)           92,960
                                                                                   --------------   -------------
Net increase (decrease) in cash and cash equivalents                                   (15,015)           (8,841)
                                                                                   --------------   -------------
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                    24,980            16,560
                                                                                   --------------   -------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                     $     9,965        $    7,719
                                                                                   ==============   =============

Supplemental disclosures of cash flow information:
    Net interest paid                                                              $       594        $      609
    Income taxes paid                                                              $         -        $      179
    Unrealized gain on available-for-sale securities                               $     1,520        $      375
    Collateral transferred from unrestricted to restricted investments, net        $      (429)       $    1,656

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS 133 for its fiscal year beginning January 1, 2000. The Company is currently evaluating the impact of SFAS 133, and believes that the adoption of SFAS 133 will not have a material impact on its consolidated financial position and results of operations.

FINANCIAL INSTRUMENTS

         The Company is sensitive to changes in the general level of U.S. interest rates. In this regard, the Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At September 30, 1998, the Company had outstanding one interest rate swap agreement with First Union National Bank ("First Union") for a total principal amount of $10 million. This agreement effectively changes the Company's interest rate exposure on its $10 million floating rate notes to a fixed 6.125%. This interest rate swap agreement matures at the time the related notes mature. The differential is accrued as interest rates change and is recorded as either an increase or decrease in interest expense. In addition, the Company entered two additional interest rate swap agreements on October 19, 1998 with First Union on current debt of $1.2 million and $8.8 in future financial obligations related to a real estate development agreement and operating lease (see Note 6 to Notes to Consolidated Financial Statements). These agreements change the Company's floating interest rate exposure to a fixed 5.66% and 5.69%, respectively. No additional cash requirements or related costs are necessary with respect to these agreements and management believes that any losses related to this credit risk, which could occur in the event of First Union's nonperformance under the interest rate swap agreements, are remote.

RECLASSIFICATIONS

    Certain amounts have been reclassified to conform with the current period's presentation.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVENTORIES

    Inventories at consist of the following:


                              September 30, 1998
                                  (Unaudited)             December 31, 1997
                              -------------------         ---------------
                                (in thousands)

     Raw materials                          $  305                  $   386
     Work in process                           416                      497
     Finished goods                            885                      459
                                            ------                   ------
                                            $1,606                  $ 1,342
                                            ======                   ======

    Inventories include products and materials that can be either available for sale and/or production or utilized internally in the Company's development activities. Inventories identified for development activities are expensed immediately upon designation as intended for such use.

5.  REVENUES

    The Company recognized $1.125 million and $3.375 million for the three and nine months ended September 30, 1998, related to certain research support funding provided by Amgen Inc. ("Amgen") under the terms of an agreement (the "Amgen Agreement") entered into in August 1997. Under the terms of the Amgen Agreement, Amgen has agreed to provide the Company up to $13.5 million in the aggregate, payable quarterly over three years beginning on October 1, 1997, to support research activities relating to the Company's FKBP-based neuroimmunophilin ligand technology.

Pursuant to the Company's Marketing, Sales and Distribution Rights Agreement (together with related agreements, the "RPR Agreements") with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and the Company's License and Distribution Agreement with Orion Corporation Farmos, the Company recognized revenues of $1.6 million ($920,000 in product sales and $717,000 in royalty revenues and license fees) and $4.6 million ($2.6 million in product sales and $2.0 million in royalty revenues), respectively, for the three and nine months ended September 30, 1998 relating to sales of GLIADEL(R) Wafer ("GLIADEL"). The Company recognized revenues of $1.45 million ($1.0 million in product sales and $446,000 in royalty revenues) and $6.0 million ($4.9 million in product sales and $1.1 million in royalty revenues), respectively, for the three and nine months ended September 30, 1997 relating to sales of GLIADEL. GLIADEL was commercially launched in the United States in February 1997.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  REVENUES (CONTINUED)

    In September 1998, the Company amended the RPR Agreements by agreeing to share the costs of a Phase III clinical trial for first surgery indication of GLIADEL and splitting of the previously agreed international regulatory milestones between first and recurrent surgery for market clearances of GLIADEL in France, Germany, Italy, Spain, United Kingdom and Australia. The amendment also gave certain rights to GLIADEL and other new polymer products back to the Company.

6.  REAL ESTATE DEVELOPMENT AGREEMENT

    In February 1998, the Company entered into a real estate development agreement and an operating lease agreement in connection with the construction of a new research and development facility. The facility, which is expected to be approximately 72,500 square feet, will be adjacent to the Company's headquarters in Baltimore and construction costs are estimated not to exceed $20 million in the aggregate. The lease term is for a maximum term of 84 months, which includes a construction period termination date ("construction period") of up to 24 months. The Company will not make rental payments during the construction period and the Company has the option to purchase the facility at the end of the lease term in February 2005. The lease expires in February 2005 and the Company anticipates that the lease payments for this facility will not exceed $1.5 million annually. In the event the Company chooses not to exercise this option, the Company is obligated to arrange for the sale of the facility to an unrelated party and is required to pay the lessor any difference between the net sales proceeds and the lessor's net investment in the facility, in an amount not to exceed that which would preclude classification of the lease as an operating lease. The Company, prior to the construction period termination date, must maintain cash collateral equal to the then aggregate property cost. Upon final completion, the Company may reduce the amount of cash collateral by approximately $5.1 million. In addition, the Company is subject to certain financial covenants the most restrictive of which requires that the Company maintain cash, cash equivalents and investments in the aggregate equal to $40 million. As of September 30, 1998, the Company had established cash collateral of approximately $4.1 million related to this transaction. This cash collateral is included in "Investments - restricted" in the accompanying Consolidated Balance Sheets.

7.  OPERATING LEASE AGREEMENTS

    In March 1998, the Company entered into certain Master Lease Agreements to provide up to $10.8 million for computer and equipment financing. The Company's ability to draw on these Master Lease Agreements expires on December 31, 1999. The term of each operating lease may range from 24 to 48 months based upon the type of equipment being financed. As of September 30, 1998, the Company had leased an aggregate of $2.6 million in computer and other equipment under these agreements. Additionally, the Company has remaining operating lease commitments aggregating approximately $4.8 million, excluding future rental obligations under the real estate development agreement and operating lease in Note 6.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Any statements made by Guilford Pharmaceuticals Inc. (together with its subsidiaries, "Guilford" or the "Company") in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report, may include, but are not limited to, those concerning (i) application for international regulatory clearances and labeling expansion for GLIADEL, (ii) polymer product line extensions, (iii) the conduct and completion of the research programs relating to the Company's FKBP-based neuroimmunophilin ligand technology ("FKBP Neuroimmunophilin Technology") and other technologies, (iv) clinical development activities, including without limitation commencement and conduct of clinical trials related to the Company's polymer based drug delivery candidates, including GLIADEL, and its pharmaceutical candidates including DOPASCAN(R), drug candidates falling under the FKBP Neuroimmunophilin Technology, NAALADase inhibitors and PARP inhibitors, (v) the Company's strategic plans, (vi) anticipated expenditures and the need for additional funds, and (vii) the Company's plans to address and implement solutions, if necessary, to the Year 2000 issue discussed below, all of which involve significant risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's filings with the Securities and Exchange Commission including without limitation the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K").

                                      * * *
GENERAL

    Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery products using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions. In February 1997, the Company commercially launched its first product, GLIADEL(R)Wafer ("GLIADEL"), a proprietary biodegradable polymer product for delivering the chemotherapeutic agent, BCNU, for brain cancer, in the United States through its exclusive worldwide (except Scandinavia and Japan) marketing partner, Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). The Company has also in-licensed and internally developed certain technologies that may be useful in connection with the prevention and treatment of certain neurological diseases and conditions as well as a new class of biodegradable polymers and has accelerated research and development activities with respect to certain of these technologies.

    The Company anticipates that its future revenues will come primarily from two sources: (i) transfer payments and/or royalties related to sales of GLIADEL and other products that may be developed in the future and (ii) milestone, rights and other payments made under the Company's current and any future collaborative agreements relating to the research, development and/or commercialization of the Company's technologies.

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


    GLIADEL was commercially launched in the United States by RPR in February 1997, and since launch, the Company has recognized, as of September 30, 1998, an aggregate of $11.7 million in product sales and royalties. Of this $11.7 million, $8.3 million represent sales of GLIADEL to RPR and to Orion Corporation Farmos, the Company's marketing partner in Scandinavia, and $3.4 million represent royalties from RPR sales to third parties. In addition, under the terms of its agreements with RPR, the Company is eligible to receive up to $35 million in additional milestone and equity payments if RPR is able to achieve certain specified regulatory objectives. As noted below and in the 1997 Form 10-K, future sales of GLIADEL are subject to significant risk and uncertainty, and there can be no assurance that both sales to RPR and sales to third parties will increase or continue at the current rate in future periods. Furthermore, the milestone and other payments payable by RPR are contingent on making certain domestic and international regulatory filings and obtaining marketing, labeling and acceptable pricing clearances for GLIADEL, the timing and extent of which are not within the control of the Company, and there can be no assurance that any or all of such regulatory objectives will be attained. Except for GLIADEL, the Company's product candidates are not expected to generate revenues from product sales for at least the next several years, if at all.

    In August 1997, the Company entered into an agreement with Amgen (the "Amgen Agreement") respecting the research, development and commercialization of the Company's FKBP Neuroimmunophilin Technology for all human therapeutic and diagnostic applications. Pursuant to the terms of the Amgen Agreement, Amgen initially paid the Company an aggregate of $35 million as follows: (a) a one-time, non-refundable payment of $15 million upon the signing of the Amgen Agreement in August 1997, and (b) a second payment of $20 million made on October 1, 1997 upon the closing of Amgen's purchase of 640,095 shares of the Company's common stock and five-year Warrants to purchase up to an additional 700,000 shares of common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws.

    Under the terms of the Amgen Agreement, Amgen also agreed to provide to the Company up to $13.5 million in the aggregate, payable quarterly over three years beginning October 1, 1997, to support research activities at the Company relating to the FKBP Neuroimmunophilin Technology, with an option to fund a fourth year of research or, under certain conditions, to terminate the research program after two years. The Amgen Agreement provided for milestone payments of up to $392 million in the aggregate to the Company in the event Amgen achieves certain specified development milestones in each of ten different specified clinical indications. In addition, the Company will receive royalties on product sales, if any, related to the FKBP Neuroimmunophilin Technology in the future. Subject to its obligation to fund two years of research at the Company, Amgen may elect at any time to discontinue all activities

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

relating to the development and commercialization of the FKBP Neuroimmunophilin Technology. As noted below and in the 1997 Form 10-K, there can be no assurance Amgen will be able to successfully develop any FKBP-based neuroimmunophilin compound or that such compounds will be approved as safe and effective drugs for neurological or other uses and that Guilford will earn any of the milestone payments related to such development activities.

    In addition to revenues related to GLIADEL, the Company's only other significant revenues recognized in fiscal year 1998 through September 30, 1998 consist of approximately $3.375 million in research payments made by Amgen and a one-time $1.0 million non-refundable milestone payment from Amgen following initiation of a one-month Good Laboratory Practices ("GLP") toxicology study of Amgen's lead FKBP-based neuroimmunophilin compound, NIL-A, which is being developed initially for the treatment of Parkinson's disease. As noted above, the Company anticipates recognizing an additional $1.125 million in revenue from Amgen in the fourth quarter 1998 to support certain research activities related to the FKBP Neuroimmunophilin Technology. In the future, the Company may be entitled to certain other non-refundable, milestone payments in the event certain development and/or regulatory milestones are achieved by Amgen and to royalties on future product sales, if any. As noted below and in the 1997 Form 10-K, whether the Company will ever recognize future revenues in the form of milestone payments and royalties under the Amgen Agreement is subject to significant risk and uncertainty, and there can be no assurance that the Company will recognize significant revenues, if any, from these sources in the future.

    The Company has incurred net operating losses in each fiscal year since its inception in July 1993, with the exception of fiscal 1996 for which the Company recorded net earnings of $5.1 million, primarily due to two one-time rights payments from RPR in the aggregate amount of $27.5 million related to (i) the signing of the Company's agreements with RPR for the sales, marketing and distribution of GLIADEL and (ii) approval from the U.S. Food & Drug Administration ("FDA") of the New Drug Application for GLIADEL in September 1996. For the three and nine months ended September 30, 1998, the Company incurred net operating losses of $6.9 million and $21.1 million, respectively, and through September 30, 1998, the Company had an accumulated deficit of $47.4 million.

    The Company does not anticipate that 1998 will be profitable, and there can be no assurance that the Company will ever achieve or sustain profitability in the future. Furthermore, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in its operating results based upon the timing and amount of sales of GLIADEL, the timing and realization of milestone and other payments under the Company's agreements with RPR and Amgen and other existing and potential collaborations, expenditures relating to the Company's research and development, clinical and manufacturing activities, and the extent and timing of costs related to the Company's patenting activities and other activities undertaken in connection with the extension, enforcement and /or defense of the Company's intellectual property rights.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Company expects that expenses related to research and product development, preclinical testing, clinical trials, regulatory matters, operations, manufacturing and general and administrative expenses will continue to increase as the Company conducts research and development activities to develop its technologies and potential products. The Company has experienced substantial personnel growth since its inception. As of September 30, 1998 the Company had 222 full-time employees compared to 187 full-time employees at September 30, 1997. The Company's ability to achieve consistent profitability in the future will depend, among other things, upon future sales of GLIADEL as well as the Company's ability, either alone or with others, to develop its product candidates successfully including any product candidates identified pursuant to activities under the collaboration with Amgen, conduct clinical trials, obtain required regulatory approvals, manufacture at reasonable cost and successfully market its product candidates and enter into collaborative arrangements and license agreements on acceptable terms. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

    Future sales of GLIADEL are subject to certain risks, including the following. The Company's agreements with RPR do not impose any minimum purchase requirements on the part of RPR, and there can be no assurance that RPR will be successful in marketing and selling GLIADEL. Furthermore, GLIADEL represents a novel approach to the treatment of brain cancer, and there can be no assurance of broad acceptance by the medical or patient communities. The Company currently relies on a single supplier for BCNU, the chemotherapeutic agent used in GLIADEL, and while the Company expects to qualify other suppliers in the future, there can be no assurance that the Company's efforts in this regard will be successful. Further, the Company currently depends on its own single manufacturing facility to produce GLIADEL, and while the Company has completed construction of a second manufacturing facility, both are located in the same building at the Company's headquarters in Baltimore, Maryland. Inability to secure timely, sufficient, or current Good Manufacturing Practice (cGMP) quality supply of BCNU, unforeseen plant shutdowns due to personnel, plant or equipment problems (including any related to the Year 2000 issue), or natural disasters, risks associated with regulatory compliance (including the need to manufacture GLIADEL in accordance with the FDA's cGMP regulations), uncertainties regarding the receipt and timing of international regulatory clearances for GLIADEL, the potential inability to meet future product demand, and the risk of product recalls due to excessive product breakage or other reasons, among others, could adversely affect the timing and extent of any future revenues related to GLIADEL sales. For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

    Moreover, there can be no assurance that Amgen will be able to achieve any of the development and/or regulatory milestones set forth in the Amgen Agreement with respect to any specified indications. The research, development and commercialization of early stage technology like the FKBP Neuroimmunophilin Technology is subject to significant risks and uncertainty respecting, among other things, selection of an appropriate lead compound, successful completion of the preclinical and clinical development activities, regulatory clearances, formulation of final product dosage forms, scale-up from bench quantities to commercial quantities and manufacture of products and commercialization of such products as well as the successful extension, enforcement and/or defense of patent and other intellectual property rights.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For discussion of these and other risks, see the "Risk Factors" section of the 1997 Form 10-K, particularly those paragraphs specifically addressing the aforementioned risks.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Month Periods Ended September 30, 1998 and 1997

    The Company recognized $3.8 million and $9.1 million in revenues for the three and nine months ended September 30, 1998, respectively, consisting primarily of revenues from product sales and royalties relating to GLIADEL and $1.125 million in quarterly research funding and a one-time $1.0 million non-refundable milestone payment from Amgen made pursuant to the Amgen Agreement. For the same periods in 1997 the Company recognized $16.6 million and $21.3 million in revenues, respectively, consisting primarily of the one-time, non-refundable signing fee of $15 million from Amgen under the Amgen Agreement and revenues from product sales and royalties relating to GLIADEL.

    Revenues related to the sale and distribution of GLIADEL consist primarily of transfer payments (sales directly to the Company's marketing and distribution partners) and royalties based on RPR's end-user sales. Transfer payments for the three and nine months ended September 30, 1998 were $920,000 and $2.6 million, respectively. Transfer payments for the same periods in 1997 were $1.1 million and $4.9 million, respectively. Sales of GLIADEL to RPR for the three and nine months ended September 30, 1997 include sales made in the first half of 1997 which reflect RPR's initial build-up of inventory to support commercial launch of the product in 1997. The reduction in the level of transfer payments from RPR in the 1998 periods as compared to the three and nine months ended September 30, 1997 reflects stabilization of RPR's current inventory requirements for GLIADEL. Net royalty revenue with respect to GLIADEL sales increased 45% and 58%, respectively, to $717,000 and $1.9 million for the three and nine months ended September 30, 1998 as compared to $496,000 and $1.2 million for the same periods in 1997. The increase in royalties paid in the latter periods reflects increased end-user sales by RPR during the three and nine months ended September 30, 1998 as awareness about GLIADEL has increased among neurosurgeons and as neurosurgeons have gained greater familiarity with the product.

    In addition the increase for the nine-month period ended September 30, 1998 also reflects, in part, the fact that GLIADEL sales commenced in late February 1997, and thus were made only during part of the nine months ended September 30, 1997 and a consistent increase in RPR's sales to third parties in consecutive quarters since product launch. As noted above and in the 1997 Form 10-K, future GLIADEL sales are subject to a number of risks and uncertainties, and there can be no assurance that GLIADEL sales will remain at or increase from current levels or generate significant revenues for the Company in the future.

    Cost of sales for the three and nine months ended September 30, 1998 were $423,000 and $1.3 million, respectively, compared to $538,000 and $2.1 million, respectively, for the same periods in 1997. Included in these amounts are approximately $32,000 and $100,000, respectively, for the 1998 periods and approximately $43,000 and $214,000, respectively, for the 1997 periods, representing royalty payments made to a third party from which the Company has licensed certain technologies related to GLIADEL. The reduction in the cost of sales for the 1998

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

periods compared to the 1997 periods primarily reflects a reduction in the number of units sold to RPR during the 1998 periods. To the extent GLIADEL production levels increase in future periods, the Company expects that per unit product costs may decrease as greater economies of scale are achieved. There can be no assurance, however, that GLIADEL product sales will ever reach levels necessary for the Company to realize significant costs savings related to manufacturing economies of scale.

    Research and development expenses were $9.5 million and $27.4 million, respectively, for the three and nine months ended September 30, 1998 as compared to $9.5 million and $23.1 million for the same periods in 1997. While research and development expenses remained constant for the three month periods ended September 30, 1998 and 1997, research and development expenses for the third quarter 1997 included an amount payable to a third-party licensor of certain technology as a result of the one-time $15 million signing fee from Amgen recognized in that same quarter. The increase in these costs for the nine months ended September 30, 1998 as compared to the same period in 1997 was primarily attributable to expenses related to increased personnel costs, contract services, and research supply costs, including license fees payable to a third party licensor of certain technology. At September 30, 1998, 189 individuals were employed on a full-time basis in the areas of research, development and manufacturing as compared to 158 individuals at September 30, 1997. In the first nine months of 1998, the Company continued to increase its research and development efforts, particularly with respect to the Company's NAALADase inhibitor and PARP inhibitor neuroprotectant programs, its FKBP neuroimmunophilin ligand program, and its polymer development program, continued to fund development activities at a potential third-party manufacturer of clinical supply of DOPASCAN(R)Injection, continued with Phase I clinical trials for a high dose formulation of GLIADEL and provided financial support for RPR's Phase III clinical trial program in support of a first surgery indication for GLIADEL. In addition, in the three and nine months ended September 30, 1998, research and development expenses included charges relating to certain consulting agreements entered into in April 1996, consisting of non-cash compensation expense of $110,000 and $330,000, respectively, and cash compensation expense of $68,000 and $208,000, respectively. For the three and nine month periods ended September 30, 1997, the Company recorded non-cash compensation expense related to these agreements of $93,000 and $858,000, respectively, and cash compensation expense of $62,500 and $181,000, respectively. These agreements are intended to enhance the Company's ability to develop new polymer technologies and products for the delivery of chemotherapeutics in indications where local tumor recurrence is likely and controlled release may be more effective than current therapies. The Company expects it will be required to record varying amounts of non-cash compensation charges in research and development expenses quarterly through 2001 relating to these agreements of up to an aggregate of an additional $860,000. The Company anticipates that its research and development expenses will continue to increase in future periods.

    General and administrative expenses were $2.7 million and $7.7 million, respectively, for the three and nine months ended September 30, 1998 as compared to $2.2 million and $5.8 million, respectively, for the same periods in 1997. The increase in general and administrative expenses of approximately $523,000 and $1.9 million, respectively, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 was primarily attributable to higher costs related to the preparation, filing and prosecution of domestic and international patent applications and

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to a lesser degree higher personnel costs related to an increase in the number of employees necessary to support the Company's research and development and commercialization activities. Additionally, indirect personnel costs, including recruiting and relocation costs, have increased as the total number of such employees has increased. At September 30, 1998, 33 individuals were employed on a full-time basis in general and administrative areas as compared to 29 individuals at September 30, 1997. The Company anticipates that its general and administrative expenses, particularly those related to patenting and other activities related to extension, enforcement and/or defense of the Company's intellectual property rights, will increase in future periods.

    Other income and expense relates primarily to investment income and interest expense. Investment income was $2.0 million and $6.8 million, respectively, for the three and nine months ended September 30, 1998 compared to $2.1 million and $5.0 million, respectively, for the same periods in 1997. The increase for the nine-month period ended September 30, 1998 was primarily attributable to an increase in the average invested capital over that period as compared to the same period in 1997. The increase in average invested capital was primarily due to the public sale of the Company's common stock in April 1997, the one-time, non-refundable signing fee of $15 million paid by Amgen in August 1997 and the sale of shares of Company common stock and warrants to Amgen for $20 million consummated in October 1997. The decrease in investment and other income for the three months ended September 30, 1998 as compared to the same period in 1997 resulted from a decrease in the amount of average invested capital during the latter period as a result of the Company's use of cash to meet operating expenses and to fund capital expenditures.

    For the three and nine months ended September 30, 1998, the Company incurred interest expense of $189,000 and $588,000 relating to borrowings under its financing arrangements with First Union National Bank (formerly Signet Bank, hereinafter referred to as "First Union") providing for the construction of manufacturing, administrative and research and development facilities and the purchase of related furniture and equipment. Interest expense was $215,000 and $615,000, respectively, for the three and nine months ended September 30, 1997. The decrease in interest expense for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 was primarily due to a lower average outstanding principal balance under the Company's borrowings from First Union during the latter periods as a result of the Company's continued repayment of that indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and investments were approximately $136.8 million at September 30, 1998. Of this amount, $12.7 million was pledged as collateral with respect to certain of the Company's indebtedness and other financial obligations and is recorded as "investments - restricted" on the accompanying consolidated balance sheet. The increase of $604,000 in the amount of restricted investments at September 30, 1998 as compared to December 31, 1997 resulted from an increase in cash collateral related to the Company's design and construction of a new research and development facility (see discussion below), which increase was partially offset by the release of cash collateral as a result of an increase in certain loan guarantees from the State of Maryland effective in June 1998 and the Company's continued repayment of principal amounts under its indebtedness to First Union.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In September 1998, the Company announced a share repurchase program for up to one million shares of its common stock. As of September 30, 1998, the Company had not repurchased any shares of its common stock under this share repurchase program.

    Long term debt decreased to $11.5 million at September 30, 1998 compared to $13.1 million at December 31, 1997, primarily as a result of the Company's continued repayment of principal under its outstanding bond-financed construction loan and related term loan with First Union.

    The Company incurred net capital expenditures of $633,000 for the three months ended September 30, 1998, compared to net capital expenditures of $897,000 for the three months ended September 30, 1997. The capital expenditures made in the 1998 and 1997 periods were primarily related to the construction of the Company's expansion of its manufacturing plant and research laboratories as well as for the purchase of research and development equipment.

    In March 1998, the Company entered into master equipment lease arrangements for up to an aggregate of $10.8 million, pursuant to which the Company expects to lease additional equipment, including computer hardware and software, furniture and fixtures. Depending on the type of equipment covered and certain other factors, the term of any lease entered into under these arrangements can range from two to four years. At September 30, 1998, $8.2 million was available under these arrangements to lease additional equipment (see Note 7 to Notes to Consolidated Financial Statements).

    Such financing, along with the Company's internal resources as well as external sources of funds, is expected to provide for the Company's current equipment needs at least until the end of 1999. To the extent the Company expands its research and development programs, its capital equipment requirements may increase and thus require additional capital funding.

    In February 1998, in order to meet the Company's anticipated future facilities needs, the Company entered into an operating lease and related agreements with a trust affiliated with First Union for an approximately 72,500 square foot facility. This new facility is being constructed on a lot adjacent to the Company's current headquarters in Baltimore, Maryland in order to support the Company's expected future research, development and administrative activities. During the construction period, the Company will act as construction agent for the trust, responsible for performing all duties associated with the development of the property and anticipates that the facility will be ready for occupancy prior to the end of the second quarter of 1999. The lease expires in February 2005 and the Company anticipates that the lease payments for this facility will not exceed $1.5 million annually. At the expiration of the lease term, the Company may either purchase the property for an amount equal to any and all unamortized acquisition and construction costs as well as accrued but unpaid interest and similar costs incurred by the trust as part of its acquisition and construction activities related to the property (the "Termination Amount"), or the Company may sell the property on behalf of the trust, which is then obligated to apply the proceeds from such sale against repayment of the Termination Amount. If such sale proceeds are insufficient to cover the entire Termination Amount, the Company is then obligated to repay any such shortfall, subject to a total cap on such payments by the

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company of an aggregate amount equal to 83% of the Termination Amount. In addition, the Company may, with the consent of First Union, enter into a new lease arrangement (see Note 6 to Notes to Consolidated Financial Statements).

    The Company has available up to $7.5 million under a loan agreement with RPR respecting expansion of the Company's GLIADEL and polymer manufacturing capacity. As of January 2, 1997, $4.0 million was available under the loan agreement; the remainder is available no earlier than 12 months nor later than 18 months following funding of the initial portion. Any principal amounts borrowed under this loan agreement are due five years from the date borrowed and will carry an interest rate equal to the lowest rate paid by RPR from time to time on its most senior indebtedness. No amounts were outstanding under this loan at September 30, 1998. The Company has not yet determined whether to draw on the capital available under its loan agreement with RPR to finance the expansion of the Company's manufacturing facilities.

    During the third quarter 1998, the Company entered into an interest rate swap transaction with First Union in order to lock in fixed rates with respect to certain of the Company's floating rate indebtedness (see Note 3 to Notes to Consolidated Financial Statements). In particular with respect to $10 million in principal amount of indebtedness related to the Company's bond-financed construction loan and term loan with First Union, the Company was able to attain fixed interest rates of 6.125% for the remaining terms of these loans which are due December 2004 and April 2003, respectively, as compared to the previous floating rates of LIBOR plus 75 basis points (6.1875% at September 30, 1998) and LIBOR plus 62.5 basis points (6.0625% at September 30, 1998), respectively. In October 1998, the Company entered into two additional interest rate swaps related to the Company's remaining bond-financed construction and term loan principal balances of $1.2 million and $8.8 million related to the Company's future financial obligations under its lease for the new research and development facility discussed above. The Company was able to attain fixed interest rates of 5.66% and 5.69%, respectively.

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

    The Company's accumulated deficit was $47.4 million at September 30, 1998. The Company believes that its existing resources will be sufficient to fund the Company's activities for at least the next 24 months. There can be no assurance, however, that changes in the Company's research and development and commercialization plans or other factors affecting the Company's operating expenses including potential acquisitions, and anticipated capital expenditures will not result in the expenditure of the Company's resources before that time.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Company anticipates that it will fund future capital requirements through a combination of its existing working capital, revenues (including product sales, royalty income, and milestones/licensing fees) generated under its agreements with RPR relating to GLIADEL and Amgen relating to the FKBP Neuroimmunophilin Technology, public or private equity or debt financing (as necessary), additional collaborative or other research and development agreements, commercialization and marketing arrangements with corporate partners or other potential sources. The Company's ability to raise future capital on acceptable terms are dependent on conditions in the public and private equity markets and the performance of the Company, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. There can be no assurance that any required future financing arrangements will be available on acceptable terms, or at all.

THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs that rely on two-digit date codes, instead of four-digit date codes, to indicate the year. Such computer programs, which are unable to interpret the date code "00" as the year 2000, may not be able to perform computations and decision-making functions and could cause computer systems or other equipment to malfunction. The Company has developed a multi-phase program for Year 2000 systems compliance that consists of the following: (i) assessment of the corporate systems and operations of the Company that could be affected by the Year 2000 issue, (ii) remediation of non-compliant systems and components, if any, and (iii) testing of systems and components following remediation. The Company has focused its Year 2000 compliance assessment program on four principal areas: (a) the Company's internal information technology ("IT") system applications, including voice and data systems ("IT Systems"), (b) the Company's internal non-IT facilities systems, including embedded software in environmental controls, security systems, fire protection systems, manufacturing hardware and monitoring controls, and public utility connections for gas, electric and telephone systems ("Facilities Systems"), (c) embedded and external software contained in laboratory and other equipment ("Equipment"), and (d) Year 2000 compliance by third parties with which the Company has a material relationship, such as significant vendors, financial institutions, insurers and corporate partners.

    The Company is in the process of conducting an inventory and assessment of its internal IT Systems, Facilities Systems, and Equipment (collectively, "internal systems") that it believes could be adversely affected by the Year 2000 issue, and anticipates that such activities will be complete no later than the end of first quarter 1999. Thereafter, prior to the end of the second quarter 1999, the Company plans to take the following actions: (i) repair or replace, as necessary, those internal systems that are found not to be Year 2000 compliant, (ii) re-test such internal systems to verify Year 2000 compliance, and (iii) seek to engage an outside consultant to conduct a Year 2000 compliance review of the Company's critical business systems.

    In addition, Company IT personnel have had discussions with vendors of the Company's enterprise-wide software systems and tested those systems for Year 2000 compliance, and based on these activities, Company management believes that such systems are Year 2000 compliant. The Company has been, and will continue to be, in contact with such vendors in order to obtain any additional revisions or upgrades issued by the vendors to ensure

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

that such enterprise-wide software remains Year 2000 compliant.

    The Company is also examining the Year 2000 readiness of third parties with which the Company has a material relationship, including (i) certain suppliers of manufacturing and laboratory equipment and supplies, (ii) financial institutions with which the Company has significant banking and investment management relationships, (iii) major insurance providers (iv) and its corporate partners, RPR and Amgen (collectively, "major third parties"). The Company considers these third parties, either collectively or potentially individually, to pose the greatest Year 2000 risk to the Company because their failure to become Year 2000 compliant could (a) result in the Company's inability to obtain equipment and supplies in a timely manner, (b) result in the inability to access the Company's financial capital and timely and accurate information about the Company's financial assets and materially disrupt the Company's financial transactions, and (c) interfere with the efforts of the Company's corporate partners to continue their research, development and/or commercialization activities with respect to GLIADEL and/or the FKBP Neuroimmunophilin
Technology.

    The Company is in the process of requesting information from its major third parties with respect to Year 2000 compliance status. The Company currently expects to have mailed out Year 2000 compliance inquiry letters to its major third parties no later than the end of the fourth quarter 1998 and is asking for responses prior to the end of the first quarter 1999. Other than making inquiries of these third parties and assessing their responses regarding Year 2000 compliance, the Company is not in a position, however, to verify independently the Year 2000 compliance status of such third parties and in most cases has limited or no ability to directly influence the Year 2000 compliance activities of these major third parties. Failure of any or all of these third parties to achieve substantial Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the three and nine months ended September 30, 1998, the costs incurred by the Company related to its Year 2000 compliance assessment and remediation efforts have not been material. While the Company historically has not tracked such costs, management estimates that the Company's internal costs related to Year 2000 compliance have not exceeded $40,000 and $75,000 for the three and nine months ended September 30, 1998, respectively. The Company has incurred no external costs during 1998 related the Year 2000 issue. Based on information currently available to the Company's management, the Company does not believe that the future costs associated with bringing its internal systems into Year 2000 compliance and developing a Year 2000 compliance plan will be material and should not exceed $200,000 in the aggregate. However, as noted above, with respect to most of its internal systems the Company is still in the initial phase of its Year 2000 compliance assessment and remediation activities, and depending on the actual outcome of its initial Year 2000 compliance testing activities, the amount required may be significantly greater than management's current estimates. Furthermore, it is uncertain at this time whether the costs associated with the Company's efforts to assess and remediate any Year 2000 compliance concerns regarding major third parties will have a material financial effect on the Company's business, financial condition and results of operations. Moreover, as noted above, with most major third parties, the Company will have little or no direct ability to influence the Year 2000 compliance efforts of its major third parties.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Depending on the responses it receives from suppliers, the Company will make a determination, on a case by case basis, as to whether it will seek out alternative suppliers. Nevertheless, in the event the Company determines to seek out an alternative supplier in the future because of that supplier's inability to assure the Company of its Year 2000 compliance, there can be no assurance that the Company will be able to find an adequate alternative supplier who will be able to supply the pertinent goods or services at a reasonable cost on a timely basis, or at all. Moreover, in certain cases, a vendor may represent the sole supplier for certain goods or services, such as is the case currently, for example, with the Company's supply of BCNU, the chemotherapeutic agent used in GLIADEL, and thus the Company may not have recourse to alternative suppliers in the event that supply of goods and services from such a sole source vendor is disrupted because of a Year 2000 issue.

    The Company, in consultation with an outside consulting firm, is in the process of putting together a comprehensive disaster recovery plan, which will include, among others, provisions addressing the Year 2000 issue, and the Company currently anticipates putting such a plan into place no later than the end of the second quarter 1999. The Company does not anticipate that the external costs associated with putting such a plan in place will exceed $75,000 in the aggregate. Furthermore, the Company currently makes complete back-up copies of all of the data generated on its IT System on a weekly basis, and backs-up changes to such data on a daily basis, which Company management believes should limit the amount of such IT System data that would be lost in the event of an IT Systems failure as a result of a Year 2000 issue. In addition, many of the Company's internal facilities systems, including its environmental controls, security systems, and fire protection systems have manual override functions that allow for continued operation in the event the software operating these systems malfunctions.

    Due to the nature of the Company's business, in the event (i) the Company were to fail to successfully implement its Year 2000 compliance program with respect to its internal systems in a timely manner or (ii) the Year 2000 compliance provisions of its disaster recovery plan were to prove inadequate, the Company believes that while such events would be disruptive to the Company's operations in the short term, such circumstances would not have a material adverse effect on the business, financial condition and results of operations of the Company over the long term. However, failure of the major third parties, in particular the financial institutions with which the Company has significant banking and investment management relationships and the Company's corporate partners, to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

    The costs of the Company's Year 2000 compliance program and disaster recovery plan and the expected dates for implementing the initiatives are based on management's current best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that actual costs will not exceed management's expectations or that the business, financial condition or results of operations of the Company will not be substantially adversely affected as a result of the Year 2000 issue. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, including software imbedded in items of equipment related to environmental controls and manufacturing and laboratory equipment, the ability of the major

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

third parties to identify and resolve their own Year 2000 issues, and the availability and cost of personnel trained in the area of Year 2000 compliance. Furthermore, the Company's current cost estimates do not include costs that may be incurred as a result of the failure of major third parties, including Amgen and RPR, to become Year 2000 compliant on a timely basis.

    Finally, the ability of the Company to continue to manufacture GLIADEL, continue its research and development programs, and function as a viable business enterprise is dependent upon the continued availability of various basic infrastructure systems, including electric power, telecommunications and transportation systems. There can be no assurance at this time that these infrastructure systems will not experience disruptions caused by Year 2000 issues. If such disruptions were to occur in the Baltimore metropolitan region where the Company's manufacturing facilities and research and development laboratories are located and/or the East Coast of the United States, there can be no assurance that such disruptions will not have a material adverse effect on the Company's business, financial condition, results of operations, or business prospects.

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

        None

Item 5. Other Information:

   None

Item 6. Exhibits and Reports on Form 8-K:

        A. Exhibits

Exhibit No.     Description
-----------     -----------

3.04                Amendment to Form of Stock Option Agreement

3.05                Amendment to Form of Restricted Share Agreement

4.03 Form of First Amendment to Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on October 20, 1998)

10.65               Form of Change in Control Severance Agreement

10.66 Severance Provisions from the Employment Letter Agreement, effective September 21 1998 between the Company and Nancy Linck, Esq.

11.4                Statement Re: Computation of Earnings (Loss) Per Share

27.4                Financial Data Schedule

           B. Reports on Form 8-K:

    On September 2, 1998, the Company filed a Current Report on Form 8-K, the purpose of which was to describe the material terms of a stock repurchase program authorized by a committee of the Company's Board of Directors to repurchase up to one million shares of the Company's common stock and to file as an exhibit the press release announcing the repurchase program.

    On October 2, 1998, the Company filed a Current Report on Form 8-K, the purpose of which was to summarize the material terms of amendments to certain of the Company's agreements with RPR and to file those amendments as exhibits.

    On October 20, 1998, the Company filed a Current Report on Form 8-K, the purpose of which was to file the form of the First Amendment to the Company's Shareholder Rights Agreement, dated September 26, 1995.

                         GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Guilford Pharmaceuticals Inc.




Date:  November 13, 1998     /s/ Craig R. Smith, M.D.
                             ---------------------------------
                             Craig R. Smith, M.D.
                             President and CEO



Date:  November 13, 1998     /s/ Andrew R. Jordan
                             ---------------------------------
                             Andrew R. Jordan
                             Senior Vice President and Chief Financial Officer
                             (Principal Accounting Officer)