Form 10-K
period 1998-12-31
GUILFORD PHARMACEUTICALS INC
filed 1999-03-30
CIK 918066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                     COMMISSION FILE NUMBER: 0-23736

                            ------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     As of March 16, 1999, the aggregate value of the approximately 19,415,293 shares of common stock of the Registrant issued and outstanding on such date, excluding approximately 2,236,389 shares held by all affiliates of the Registrant, was approximately $182,525,855. This figure is based on the closing sales price of $10.625 per share of the Registrant's common stock as reported on the Nasdaq(R) National Market on March 16, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 1998 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

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

     DRUG DELIVERY BUSINESS

     The Company's first product in its drug delivery business is GLIADEL(R) wafer ("GLIADEL"), a novel treatment for glioblastoma multiforme, the most common and rapidly fatal form of brain cancer. GLIADEL was cleared for marketing by the U.S. Food and Drug Administration ("FDA") in September 1996 for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgical resection is indicated. GLIADEL was commercially launched in the United States in February 1997 by the Company's worldwide marketing partner (except for Scandinavia and Japan), Rhone-Poulenc Rorer Pharmaceuticals, Inc. (together with its parent company, Rhone-Poulenc Rorer, Inc., "RPR").

     In 1998, RPR obtained regulatory approval (i.e., health authority approval) for GLIADEL in France, Canada, Argentina, Brazil, South Korea, Israel, Singapore and Uruguay. In certain of these countries, including Canada and France, regulatory approval for GLIADEL is the first of several steps, including regulatory review and approval of RPR's intended pricing, needed to market and sell GLIADEL in those countries. RPR has informed the Company that it has applied for regulatory clearance for GLIADEL in several other countries, including Chile, Ecuador, Hong Kong, Indonesia, Malaysia, New Zealand, Peru, the Philippines, South Africa, Taiwan, and Thailand, and is preparing to make filings in other countries.

     Regulatory approval for GLIADEL in France has provided the basis for a European-wide filing for GLIADEL under a mutual recognition procedure. Under this procedure, other European regulatory agencies are reviewing the GLIADEL dossier. RPR has informed the Company that it has filed in Germany, the United Kingdom, Italy, Spain, Austria, Luxembourg, Greece, Portugal, Ireland, and Belgium under this mutual recognition procedure. RPR has also filed for regulatory approval in Australia. Furthermore, the regulatory approval for GLIADEL in Canada covers use in both initial and recurrent surgeries for glioblastoma multiforme, the first such expanded approval for GLIADEL in any country.

     Pursuant to the terms of the Company's sales, marketing and distribution rights agreement with RPR, the Company is eligible for certain non-recurring milestone payments from RPR if and when

RPR obtains all the required approvals in certain foreign countries needed to sell GLIADEL for the recurrent indication in those countries, as follows:

                                                                 MILESTONE FOR
                          COUNTRY                             RECURRENT INDICATION
                          -------                             --------------------
France......................................................      $2.5 million
Canada......................................................      $2.0 million
Germany.....................................................      $2.0 million
Italy.......................................................      $1.5 million
Spain.......................................................      $1.0 million
United Kingdom..............................................      $1.0 million
Australia...................................................      $1.0 million

     Except with respect to Canada, a second milestone payment equal in amount to that set forth above is payable for each of these countries if and when RPR obtains all the required approvals needed to sell GLIADEL for the first surgery indication in that particular country.

     The Company and RPR are also working together to expand the label used with GLIADEL in other countries, including the United States, to cover use of GLIADEL for malignant glioma, a broader category of brain cancer which includes glioblastoma multiforme, at the time of initial surgery. In this regard the Company and RPR commenced patient enrollment in December 1997 in a multi-center, placebo-controlled, Phase III clinical trial for GLIADEL at 42 clinical sites in Europe, the United States and Israel in patients undergoing initial surgery for malignant glioma. RPR has informed the Company that as of March 1, 1999, patient enrollment in this study exceeded 70% of the anticipated total participation.

     The Company's collaboration with RPR also contemplates further development of a high-dose formulation of GLIADEL. In this regard the Company and RPR commenced a Phase I dose-escalation clinical trial in October 1996 for a high-dose formulation of GLIADEL using varying concentrations of BCNU, the anti-cancer agent in GLIADEL. These levels have ranged from 6.5% up to 28% in contrast to the 3.85% BCNU concentration contained in the currently marketed formulation of GLIADEL.

     Under its sales, marketing and distribution rights agreement with RPR, the Company is eligible to receive up to an aggregate of $35 million in milestone and equity payments from RPR in the event that RPR is able to achieve certain specified international marketing clearances and to expand the label used to market GLIADEL in the United States to first surgery patients.

     The Company is also working to broaden its line of polymer-based oncology products through the use of other chemotherapeutic agents, different polymer systems and various formulations. The Company's first potential product candidate in this program is a controlled release formulation of the chemotherapeutic agent, paclitaxel (Taxol(R)), for peritoneal administration to patients with ovarian cancer. In this formulation, the paclitaxel is delivered via a proprietary biodegradable polyphosphoester ("PPE") polymer exclusively developed in collaboration with scientists at The Johns Hopkins University ("Johns Hopkins"). While the Company is initially targeting this product candidate for the treatment of ovarian cancer, other cancers that may be suitable for this type of local targeted therapeutic approach include tumors of the prostate, head and neck, breast, liver or lung.

     NEUROLOGICAL PRODUCTS PROGRAM

     In Guilford's neurological programs, the Company is developing neurotrophic (i.e., nerve regenerative) and neuroprotectant small molecules as potential treatments for a range of neurodegenerative diseases and conditions such as Parkinson's disease, Alzheimer's disease, stroke, ALS, multiple sclerosis, spinal cord injury and peripheral neuropathies. The Company is also continuing its efforts to seek a way to continue to develop its DOPASCAN(R) Injection ("DOPASCAN") imaging agent for the diagnosis and monitoring of Parkinson's disease. In addition, the Company is researching small molecule therapeutics for cocaine and possibly other addictive behaviors.

     Neurotrophic Program

     The Company's neurotrophic program originated from observations first made in the laboratory of Dr. Solomon Snyder, Director of the Department of Neuroscience at Johns Hopkins, that certain intracellular proteins, known as "immunophilins", which are targets of immunosuppressant drugs such as FK 506, are enriched 10-40 fold in certain areas of the central nervous system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth. The Company has exclusively licensed rights to U.S. patent applications relating to the neurotrophic effects of certain immunosuppressant drugs and other immunophilin ligands from Johns Hopkins. Guilford scientists, together with their academic collaborators, further demonstrated that the pathway leading to nerve regeneration could be separated from the immunosuppressant pathway. Guilford scientists have synthesized a large number of proprietary small molecules, called "neuroimmunophilin ligands", a number of which in vitro and in vivo data show are neurotrophic without being immunosuppressive, orally-bioavailable and able to cross the blood-brain barrier.

     In August 1997, the Company entered into a collaboration with Amgen Inc. to research, develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may result from the collaboration, for all human therapeutic and diagnostic applications. Amgen initially paid the Company a one time, non-refundable signing fee of $15 million in 1997 and invested an additional $20 million in the Company in exchange for 640,095 shares of the Company's common stock and five-year warrants to purchase up to an additional 700,000 shares of the Company's common stock at an exercise price of $35.15 per share.

     As part of this collaboration, Amgen agreed to fund up to a total of $13.5 million to support research at the Company relating to the FKBP neuroimmunophilin ligand technology. This research funding began on October 1, 1997 and is payable quarterly over three years. Amgen also has the option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years.

     If Amgen achieves certain specified development objectives in each of ten different clinical indications, Amgen has agreed to pay to the Company up to a total of $392 million in milestone payments. The Company will receive royalties on any future sales of products resulting from the collaboration. Drug development is a risky endeavor, however, and Amgen may not succeed in developing any FKBP neuroimmunophilin compound into a safe and effective drug that will be cleared by the FDA or foreign health regulatory authorities for neurological or other uses. Consequently, Guilford may not earn any of the milestone payments related to such development activities or any royalties.

     During 1998, Guilford and Amgen worked to optimize their second-generation lead FKBP neuroimmunohpilin compound, called "NIL-A", which the companies are initially developing for the treatment of Parkinson's disease. In 1998, Amgen completed a one-month Good Laboratory Practice (GLP) study of NIL-A, the initiation of which triggered a one-time, non-refundable milestone payment to Guilford of $1 million under the collaboration agreement.

     In September 1998, Amgen presented data at a conference sponsored by the Cambridge Healthcare Institute on acute neuronal injury, which supports the potential use of FKBP neuroimmunophilin ligands as disease-modifying agents of Parkinson's disease. Amgen also reported enhanced oral bioavailability and potency of NIL-A as compared to GPI-1046, Guilford's first generation, prototype FKBP neuroimmunophilin ligand. In addition at the 28th Annual Society for Neuroscience meeting held in October 1998, the Company presented data on GPI-1046 suggesting that it can protect the optic nerve in an animal model of optic nerve damage.

     Neuroprotectant Program

     In Guilford's neuroprotectant program, Guilford scientists are developing novel compounds to protect brain cells from ischemia (that is, the lack of oxygen delivery from reduced blood flow) and other disorders caused by massive release of excitatory amino acid neurotransmitters such as glutamate. The Company is exploring three distinct intervention points in a biochemical pathway that can lead to neuronal damage: (i) pre-synaptic inhibition of glutamate release by inhibiting the enzyme, N-acetylated alpha-linked acidic dipeptidase ("NAALADase"); (ii) post-synaptic inhibition of the enzyme, poly(ADP-ribose) polymerase ("PARP"); and (iii) post-synaptic inhibition of nitric oxide via inhibition of the enzyme, nitric oxide synthase ("NOS").

     Guilford's researchers have shown that Guilford's NAALADase inhibitors can protect against neurodegeneration in several in vitro and in vivo pre-clinical models. Guilford scientists have shown that several of Guilford's prototype NAALADase inhibitors can be neuroprotective in rat models of stroke involving transient focal ischemia, when administered both before and after the ischemia. Guilford's NAALADase inhibitors provided significant neuroprotective effects when administered up to 6 hours following initiation of the transient ischemic damage in this rat model of stroke. In addition to Guilford's work in models of stroke, Guilford scientists are studying the use of these NAALADase inhibitors in other potential therapeutic areas, including models of spinal cord injury, Parkinson's disease, peripheral neuropathies, pain and prostate cancer.

     Data gathered on the Company's prototype PARP inhibitor, have shown that this compound can reduce the volume of brain damage in a pre-clinical model of stroke. In addition to Guilford's work in models of stroke, Guilford scientists are studying the use of PARP inhibitors in other potential therapeutic areas, including models of myocardial ischemia, traumatic head and spinal cord injuries, Alzheimer's disease, septic shock and arthritis.

                                   * * * * *

     Readers should note that any statements made by the Company in this annual report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition to historical information, this annual report contains forward-looking statements which reflect the Company's current expectations regarding future results of operations, economic performance, and financial condition as well as other matters that may affect the Company's business. In general, such forward-looking statements are introduced by words such as "anticipates", "believes", "estimates", "expects" and similar expressions. While these statements reflect the Company's current plans and expectations and are based on information currently available to the Company, Guilford may nevertheless not be able to successfully implement these plans and the Company's expectations may not be realized in whole or in part in the future. The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics: (i) Company efforts in conjunction with RPR to obtain international regulatory clearances to market and sell GLIADEL and to increase end-user sales of the product; (ii) Company efforts in conjunction with RPR to expand the labeled uses for GLIADEL; (iii) Company efforts to develop polymer product line extensions and new polymer products; (iv) the conduct and completion of research programs related to the Company's FKBP neuroimmunophilin ligand, NAALADase inhibition and PARP inhibition and other technologies; (v) clinical development activities, including commencing and conducting clinical trials related to the Company's polymer-based drug delivery products and product candidates (including GLIADEL), and pharmaceutical product candidates (including NIL-A and any other lead compounds in the FKBP neuroimmunophilin ligand program, and any lead compounds in the NAALADase and PARP programs, and DOPASCAN); (vi) Company strategic plans; (vii) anticipated expenditures and the potential need for additional funds; and (viii) implementation of solutions to the Year 2000 issue, all of which involve significant risks and uncertainties. The Company wishes to caution readers that the Company's actual results may differ significantly from the results discussed in the forward-looking statements, and readers should not unduly rely on them. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this annual report and elsewhere in this annual report. In addition, any forward-looking statement the Company makes is intended to speak only as of the date on which it is made, and the Company will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

                                   * * * * *

     GLIADEL(R) and DOPASCAN(R) are registered trademarks of the Company. Taxol(R) is a registered trademark of Bristol-Myers Squibb Company.

PRODUCT AND DEVELOPMENT PROGRAMS

     The following table summarizes the current status of the Company's product, product candidates and research programs:

PROGRAM/ PRODUCT CANDIDATES   DISEASE INDICATIONS/ CONDITIONS   STATUS (1)        CORPORATE PARTNER
DRUG DELIVERY BUSINESS
GLIADEL (3.85% BCNU)          Recurrent glioblastoma           Market        RPR (2); Orion Corporation
                              multiforme                                     Pharma (3)
                              Malignant glioma at time of      Phase III     RPR (2); Orion Corporation
                              initial surgery                                Pharma (3)
GLIADEL High-Dose (up to 28%  Malignant glioma                 Phase I/II    RPR (2); Orion Corporation
  BCNU)                                                                      Pharma (3)(4)
PACLIMER(TM) (paclitaxel in   Ovarian, prostate, head & neck,  Pre-clinical  --
  PPE microspheres)           lung, and breast cancers
NEUROLOGICAL PRODUCTS
  PROGRAM
NEUROTROPHIC DRUGS
Neuroimmunophilin ligands     Parkinson's disease              Pre-clinical  Amgen
                              Other nerve growth and repair    Pre-clinical  Amgen
                              indications (Alzheimer's
                              disease, traumatic brain
                              injury, traumatic spinal cord
                              injury, multiple sclerosis,
                              neuropathy, stroke and others)
NEUROPROTECTIVE DRUGS
NAALADase inhibitors          Stroke, head trauma, ALS,        Pre-clinical  --
                              Parkinson's disease, and
                              peripheral neuropathies
PARP inhibitors               Stroke, cardiac ischemia,        Research      --
                              septic shock
NOS inhibitors                Stroke, head trauma              Research      --
DIAGNOSTIC IMAGING AGENT
DOPASCAN                      Imaging agent to diagnose and    Phase II      Daiichi Radioisotope
                              monitor Parkinson's disease                    Laboratories, Ltd. (5)
ADDICTION THERAPEUTICS
Dopamine transporter ligand   Cocaine addiction                Research      --

---------------
(1) "Research" includes initial research related to specific molecular targets, synthesis of new chemical entities, and assay development for the identification of lead compounds. "Pre-clinical" includes testing of lead compounds in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development prior to the commencement of clinical trials.

(2) RPR is the Company's corporate partner for GLIADEL throughout the world, excluding Scandinavia and Japan.

(3) Orion Corporation Pharma (formerly Orion Corporation Farmos) is the Company's corporate partner for GLIADEL in Scandinavia.

(4) Orion Corporation Pharma has certain rights of first refusal for a high-dose GLIADEL product in Scandinavia.

(5) Daiichi Radioisotope Laboratories, Ltd. is the Company's corporate partner for DOPASCAN in Japan, Korea and Taiwan.

     The Company's effort to develop and commercialize GLIADEL and its product candidates are subject to numerous risks and uncertainties. Certain of these risks are set forth under the section herein captioned "Risk Factors" and elsewhere in this annual report.

DRUG DELIVERY BUSINESS

     The Company's drug delivery business involves the use of biodegradable polymers for targeted and controlled drug delivery of chemotherapeutic drugs to treat cancer. Delivering high drug concentrations locally for a sustained period of time may increase the efficacy of chemotherapy in slowing tumor growth and/or reducing tumor mass and may decrease the side effects associated with systemic drug administration. Guilford has developed expertise in the discovery, clinical development and manufacturing of polymer-based drug delivery products.

GLIADEL(R) Wafer

     The Company's first product in its drug delivery business is GLIADEL, a novel treatment for glioblastoma multiforme, the most common and rapidly fatal form of primary brain cancer. GLIADEL is a proprietary biodegradable polymer which contains the cancer chemotherapeutic drug BCNU (carmustine). Up to eight GLIADEL wafers are implanted in the cavity created when a neurosurgeon removes a brain tumor. The wafers gradually erode from the surface and deliver BCNU directly to the tumor site in high concentrations for an extended period of time without exposing the rest of the body to the toxic side effects of BCNU. GLIADEL is used to complement surgery, radiation therapy and systemic intravenous chemotherapy in patients with recurrent glioblastoma multiforme. The availability of GLIADEL gives physicians an additional treatment option for this rapidly fatal disease.

     The Company entered into a series of agreements with RPR in June 1996. These agreements currently grant RPR worldwide rights (excluding Scandinavia and Japan) to market, sell and distribute GLIADEL. During 1996, RPR paid Guilford $27.5 million in milestone payments, purchased $7.5 million of the Company's common stock, and extended to the Company a line of credit for up to $7.5 million to support future expansion of the Company's GLIADEL and other polymer manufacturing capacity. Under these agreements, RPR pays to Guilford a combined transfer price and royalty of between 35% and 40% on RPR's net sales of GLIADEL to end-users.

     For 1998, the Company's revenues related to the sales and distribution of GLIADEL were $6.5 million. Of this amount, $3.9 million was paid as a transfer price on units sold to RPR and to Orion Corporation Pharma (the Company's marketing partner in Scandinavia) and $2.6 million was paid as royalties on RPR sales to hospitals and other end-users. In addition, under its agreements with RPR, the Company is eligible for additional milestone payments totaling up to $35 million (including $7.5 million in the form of an equity investment) if Guilford and RPR achieve certain regulatory objectives. These objectives include expanding the labeling in the United States to include the use of GLIADEL at the time of initial surgery as well as obtaining specified international regulatory approvals to market and sell GLIADEL. Guilford does not control the timing and extent of any future regulatory approvals for GLIADEL, and thus the Company may not receive any or all of these payments. Whether any or all of such regulatory objectives will be attained remains uncertain. The Company pays a royalty to Massachusetts Institute of Technology on sales of GLIADEL pursuant to the license agreement under which the Company acquired the underlying technology for this product.

     On September 23, 1996 the FDA cleared the New Drug Application ("NDA") for GLIADEL for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme for whom surgery is indicated. RPR commercially launched GLIADEL in the United States in

February 1997. In 1998, RPR obtained regulatory approval for GLIADEL in France, Canada, Argentina, Brazil, South Korea, Israel, Singapore and Uruguay. In certain of these countries, including Canada and France, regulatory approval for GLIADEL is the first of several steps, including regulatory review and approval of RPR's intended pricing, needed to market and sell GLIADEL in those countries. RPR has informed the Company that it has applied for regulatory clearance for GLIADEL in several other countries, including Chile, Ecuador, Hong Kong, Indonesia, Malaysia, New Zealand, Peru, the Philippines, South Africa, Taiwan, and Thailand, and is preparing to make filings in other countries.

     Regulatory approval for GLIADEL in France has provided the basis for a European-wide filing for GLIADEL under a mutual recognition procedure. Under this procedure other European regulatory agencies are reviewing the GLIADEL dossier. RPR has informed the Company that it has filed in Germany, the United Kingdom, Italy, Spain, Austria, Luxembourg, Greece, Portugal, Ireland, and Belgium under this mutual recognition procedure. RPR has also filed for regulatory approval in Australia. Furthermore, the regulatory approval for GLIADEL in Canada covers use in both initial and recurrent surgeries for glioblastoma multiforme, the first such expanded approval for GLIADEL in any country.

     Pursuant to the terms of the Company's sales, marketing and distribution rights agreement with RPR, the Company is eligible for certain non-recurring milestone payments from RPR if and when RPR obtains all the required approvals in certain foreign countries needed to sell GLIADEL for the recurrent indication in those countries, as follows:

                                                                 MILESTONE FOR
                          COUNTRY                             RECURRENT INDICATION
                          -------                             --------------------
France......................................................      $2.5 million
Canada......................................................      $2.0 million
Germany.....................................................      $2.0 million
Italy.......................................................      $1.5 million
Spain.......................................................      $1.0 million
United Kingdom..............................................      $1.0 million
Australia...................................................      $1.0 million

     Except with respect to Canada, a second milestone payment equal in amount to that set forth above is payable for each of these countries if and when RPR obtains all the required approvals needed to sell GLIADEL for the first surgery indication in that particular country.

     The Company and RPR are also working together to expand the labeling for GLIADEL in other countries, including the United States, to cover use of GLIADEL for malignant glioma, a broader category of brain cancer which includes glioblastoma multiforme, at the time of initial surgery. In this regard the Company and RPR commenced patient enrollment in December 1997 in a multi-center, Phase III clinical trial for GLIADEL at 42 clinical sites in Europe, the United States and Israel in patients undergoing initial surgery for malignant glioma. RPR has informed the Company that as of March 1, 1999, patient enrollment in this study exceeded 70% of the anticipated total participation.

     The Company's collaboration with RPR also contemplates further development of a high-dose formulation of GLIADEL. In this regard the Company and RPR commenced a Phase I dose-escalation clinical trial in October 1996 for a high-dose formulation of GLIADEL using varying concentrations of BCNU, the anti-cancer agent in GLIADEL. These levels have ranged from 6.5% up to 28% in contrast to the 3.85% BCNU concentration contained in the currently marketed formulation of GLIADEL.

     Under its sales, marketing and distribution rights agreement with RPR, the Company is eligible to receive up to an aggregate of $35 million in milestone and equity payments from RPR in the event that RPR is able to achieve certain specified international marketing clearances and to expand the label used to market GLIADEL in the United States to first surgery patients.

     The Company entered into its agreement with Orion Corporation Pharma, a major Scandinavian health care company, for the sales, marketing and distribution of GLIADEL in Scandinavia in October 1995. Under this agreement, Orion Corporation Pharma purchases GLIADEL from Guilford on an exclusive basis for sale in Scandinavia. Orion Corporation Pharma commenced sales of GLIADEL in Scandinavia in 1997 on a named hospital basis.

     Future sales of GLIADEL are subject to certain risks and uncertainties. A number of these risks are discussed in detail in the section of this Annual Report entitled "Risks Factors" below. These risks include the following, among others. RPR is not obligated to purchase any minimum amounts of GLIADEL from the Company, and so the Company's revenues from GLIADEL are entirely dependent on the level of RPR's sales to end-users. RPR may not be successful in its efforts to market and sell GLIADEL. Neurosurgeons and their patients may not accept GLIADEL for a number of reasons, including the fact that GLIADEL represents a new and unfamiliar approach to the treatment of brain cancer and their assessment that benefits of this therapy do not outweigh its costs. RPR may not be successful in its attempts to obtain any additional regulatory and marketing approvals to market GLIADEL, including approvals in France and/or Canada to sell GLIADEL at acceptable prices. BCNU, the chemotherapeutic agent used in GLIADEL, is currently only available from two suppliers, and thus this material may not be available for GLIADEL manufacture. The Company's current manufacturing plant for GLIADEL and a recently completed second facility are both located in the same building at the Company's headquarters in Baltimore, Maryland, and thus are subject to the risk that natural disasters or other factors may adversely affect their operation and interrupt GLIADEL manufacture.

     Other Polymer-Based Drug Delivery Products. The Company is working to broaden its line of polymer-based products to include drug delivery products for the treatment of tumors outside the central nervous system. Other cancers that may be suitable for this type of targeted therapeutic approach include tumors of the prostate, ovaries, head and neck, breast, esophagus, liver, pancreas, lung and colon. The Company's first product candidate in this program is a controlled release formulation of the chemotherapeutic agent, paclitaxel (Taxol(R)), for peritoneal administration in patients with ovarian cancer. In this formulation paclitaxel is delivered via a PPE polymer. In July 1996, the Company entered into a license agreement with Johns Hopkins relating to two U.S. patents covering PPE polymers and has licensed additional PPE patent applications from Johns Hopkins.

NEUROLOGICAL PRODUCTS PROGRAM

     Neurotrophic Drugs

     Guilford, together with its corporate partner, Amgen, is developing small molecule, orally-bioavailable compounds to promote nerve growth and repair (neurotrophic agents) for the treatment of neurological disorders. The degeneration or damage of nerve cells in the brain and peripheral neurons resulting from certain diseases and conditions causes a loss of either central nervous system function (e.g., Alzheimer's disease, Parkinson's disease, multiple sclerosis, spinal cord injury and stroke) or peripheral nerve function (e.g., diabetic neuropathy and other peripheral neuropathies). Under normal circumstances, damaged nerves have limited ability to regrow or otherwise recover, which poses a major obstacle for the treatment of these conditions.

     In 1990, scientists at Johns Hopkins led by Dr. Solomon H. Snyder discovered that an intracellular binding protein for commonly used immunosuppressive agents such as tacrolimus (FK 506), was concentrated 10 to 40 fold higher in certain areas of the brain than in the immune system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth. Guilford has exclusively licensed from Johns Hopkins U.S. patent applications relating to these discoveries. Guilford scientists, together with their academic collaborators, further discovered that the mechanism of nerve growth promotion is independent of the mechanism responsible for immunosuppression, and this mechanism for the promotion of nerve growth is mediated by binding to the major neuroimmunophilin in the brain.

     Based on these discoveries, the Company has synthesized a large number of proprietary small molecule neuroimmunophilin ligands in several distinct chemical series that promote nerve growth and/or repair without being immunosuppressive. The Company has filed a number of patent applications in the United States and internationally relating to both novel compositions and methods of treating neurological disorders utilizing these compounds. These compounds induce nerve growth directly, as well as potentiate nerve growth in the presence of nerve growth factors.

     Company data indicate that a number of the Company's neuroimmunophilin ligands can produce nerve regeneration following multiple routes of administration, including in certain cases oral administration. Further, Company scientists have shown that certain of these neuroimmunophilin ligands are able to cross the blood-brain barrier, while many naturally-occurring nerve growth factors, proteins and peptides are not orally-bioavailable and do not cross the blood-brain barrier. Several of the Company's neuroimmunophilin ligand compounds have shown neurotrophic effects in a range of different types of neurons such as dopaminergic, cholinergic, serotonergic and sensory neurons, and therefore could be useful in a range of disorders, potentially including certain neurological disorders such as Parkinson's disease and Alzheimer's disease. In addition, certain of the Company's neuroimmunophilin ligand compounds may have application in certain non-neurological diseases and conditions.

     In August 1997, the Company entered into a collaboration with Amgen to research, develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may result from the collaboration, for all human therapeutic and diagnostic applications. Amgen initially paid the Company a one time, non-refundable signing fee of $15 million in 1997 and invested an additional $20 million in the Company in exchange for 640,095 shares of the Company's common stock and five-year warrants to purchase up to an additional 700,000 shares of Company common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws.

     As part of this collaboration, Amgen agreed to fund up to a total of $13.5 million to support research at the Company relating to the FKBP neuroimmunophilin ligand technology. This research funding began on October 1, 1997 and is payable quarterly over three years. Amgen also has the option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years.

     If Amgen achieves certain specified development objectives in each of ten different clinical indications, seven of which are neurological (i.e., Parkinson's disease, Alzheimer's disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke) and three of which are non-neurological, Amgen has agreed to pay to the Company up to a total of $392 million in milestone payments. Readers should be cautioned, however, that it is unlikely that Amgen will be able to successfully develop FKBP neuroimmunophilin ligand products for all ten of these indications.

     The Company will receive royalties on any future sales of products resulting from the collaboration. Amgen has agreed to fund, develop and commercialize the FKBP neuroimmunophilin ligand technology. Under limited circumstances, Guilford has the option to conduct certain Phase I and Phase II clinical trials on one product candidate and has the right to co-promote in the United States one product resulting from the collaboration. Subject to its obligation to fund two years of research at Guilford, Amgen has the right to discontinue all of its development and commercialization activities under the collaboration at any time.

     During 1998, Guilford and Amgen worked to optimize their second-generation, lead FKBP neuroimmunohpilin compound, called "NIL-A", which the companies are initially developing for the treatment of Parkinson's disease. In 1998, Amgen completed a one-month Good Laboratory Practice (GLP) study of NIL-A, the initiation of which triggered a one-time, non-refundable milestone payment to Guilford of $1 million.

     In September 1998, Amgen presented data at a conference sponsored by the Cambridge Healthcare Institute on acute neuronal injury which supports the potential use of FKBP neuroimmunophilin ligands as disease modifying agents of Parkinson's disease. Amgen also reported enhanced oral bioavailability and potency of NIL-A as compared to GPI-1046, Guilford's first generation, prototype FKBP neuroimmunophilin ligand. Amgen also noted that pharmacokinetic studies of NIL-A in small animals and primates evidenced a longer half life and increased absorption compared to GPI-1046. These new data provided additional support for Amgen's selection of NIL-A as the lead FKBP neuroimmunophilin clinical compound.

     In addition, at the 28th Annual Society for Neuroscience meeting held in October 1998, the Company presented data on GPI-1046 suggesting that it can protect the optic nerve in an animal model of optic nerve damage. In this study, researchers completely severed the optic nerves of adult rats and gave the animals either GPI-1046 or a placebo for 28 days. Three months after injury researchers measured the extent of protection in the retina and severed optic nerve. Results demonstrated that treatment with GPI-1046 provided significant protection for a select population of ganglion cells in the retina. Researchers also observed pronounced preservation of axons and myelin in the optic nerve. Of particular interest was the significant decrease in axonal degeneration observed in the segment between the eye and the site of injury on the nerve.

     Under a license agreement pursuant to which the Company acquired rights to certain patent applications relating to the FKBP neuroimmunophilin ligand technology, the Company is obligated to pay to Johns Hopkins a portion of all milestone payments paid by Amgen as well as a royalty on any and all net sales of any FKBP neuroimmunophilin ligand product Amgen markets and sells in the future.

     As noted in the section herein captioned "Risk Factors" and elsewhere in this annual report, readers should be cautioned that the preclinical results discussed above and elsewhere in this annual report are based on a limited number of animal studies and animal models of disease, and there is no guarantee that the Company or Amgen will be able to successfully develop any FKBP neuroimmunophilin compounds or other product candidates into safe and effective drug(s) for neurological or other uses. Consequently, Guilford may never earn any of the milestone payments related to Amgen's development activities or revenues related to product sales.

     In particular, the research, development and commercialization of early-stage technology like the FKBP neuroimmunophilin ligand technology is subject to significant risks and uncertainty. These risks involve those relating to, among other things: (1) selection of an appropriate lead compound, (2) successful completion of the pre-clinical and clinical development activities,
(3) regulatory clearances, (4) formulation of final product dosage forms, (5) scale-up from bench quantities to commercial quantities, (5) manufacture of products, and (6) commercialization of such products as well as (7) the successful prosecution and enforcement of patent and other intellectual property rights and/or the defense of patent or other intellectual property claims. For discussion of these and other risks, see the section herein captioned "Risk Factors".

     Furthermore, as used in this annual report, a "prototype" compound is one which the Company uses to establish scientific proof-of-principle respecting the relevant biomedical mechanism of action. In general, the Company does not intend to develop such prototype compounds into products because of sub-optimal drug metabolism or pharmacokinetic characteristics, the Company's proprietary position with respect to such compound, or for other reasons. Upon in vitro and in vivo proof of principal of intervention in a what is thought to be a medically relevant biochemical mechanism of action, the Company seeks to develop proprietary lead compounds through medicinal chemistry both around the prototype compounds and other promising chemical structures generated by molecular modeling, combinatorial or computational chemistry, and/or high throughput screening.

     Neuroprotective Drugs

     Guilford is developing novel compounds to protect brain cells against damage from ischemia (the lack of oxygen delivery from reduced blood flow) and other insults and disorders which cause damage due to massive release of excitatory amino acid neurotransmitters such as glutamate. The Company's approach is to identify and clinically test compounds that have the ability to intervene at three distinct steps in a biochemical pathway that can lead to neuronal damage: (i) inhibition of glutamate release by inhibiting the enzyme, NAALADase; (ii) inhibition of the enzyme, PARP; and (iii) inhibition of nitric oxide production via inhibition of the enzyme, NOS.

     It has been hypothesized that the release of the neurotransmitter glutamate may be mediated in part by the enzyme NAALADase, which cleaves glutamate from the abundant neuro-peptide, N-acetyl-aspartyl-glutamate (NAAG), and results in stimulation of post-synaptic glutamate receptors (including n-methyl-D-aspartate
(NMDA) receptors). This release plays a critical role in many central neuronal functions. However, in conditions such as ischemia and epilepsy, there is a massive increase in synaptic glutamate concentrations, which results in excessive activation of glutamate receptors. Dr. Solomon Snyder and his colleagues at Johns Hopkins have shown that this activation, in turn, causes excess production of the neurotransmitter nitric oxide, mediated by the enzyme NOS, which results in damage to cellular DNA. DNA damage activates PARP, a nuclear repair enzyme, which can deplete cellular energy stores and lead to cell death.

     NAALADase Inhibitors

     Glutamate is a neurotransmitter which is required for normal brain functioning. However, excess amounts of glutamate can be toxic and can kill brain cells. Excess glutamate neurotransmission has been implicated in a number of neurological disorders, such as stroke, pain, head trauma, ALS, Alzheimer's disease, schizophrenia, Huntington's disease and Parkinson's disease.

     Because of the large range of potential applications, blocking excess glutamate has been an intense area of research in the pharmaceutical industry. However, to date much of the research and development activity has focused on blocking post-synaptic glutamate receptors, with compounds such as NMDA antagonists, glycine antagonists, and other post-synaptic excitatory amino acid
(EAA) receptor blockers. Unfortunately, these agents have generally been associated with severe toxicities, both in preclinical and clinical studies, which have greatly limited their clinical potential.

     Scientists at Guilford have been investigating a novel means of blocking excess glutamate release. This mechanism is mediated by inhibition of the enzyme NAALADase (N-Acetylated-

Alpha-Linked-Acidic-Dipeptidase). Guilford has synthesized several series of novel NAALADase inhibitors. By inhibiting NAALADase activity, these compounds inhibit the pre-synaptic release of glutamate which occurs during certain types of neurodegeneration.

     In several in vitro and in vivo pre-clinical models, Guilford's researchers have shown that Guilford's NAALADase inhibitors can protect against neurodegeneration Guilford scientists have shown that several of Guilford's prototype NAALADase inhibitors can be neuroprotective in models of stroke involving transient focal ischemia, both when administered before and after the ischemia. In addition to Guilford's work with the NAALADase inhibitors in models of stroke, Company researchers are also studying other areas of potential use, such as spinal cord injury, Parkinson's disease and pain.

     Guilford scientists are currently expanding the work being done around several novel classes of NAALADase inhibitors to optimize the in vivo potency, efficacy, and bioavailability of these compounds for various uses. In the Company's NAALADase program, Guilford scientists are exploring potential utility and endeavoring to develop compounds for a wide range of neurological disorders in which excess glutamate is believed to play a central role, including: stroke, head trauma, Amyotrophic Lateral Sclerosis (ALS), Alzheimer's disease, Parkinson's disease, schizophrenia, and chronic pain.

     Importantly, Guilford scientists believe that Guilford's NAALADase inhibitors do not interact with post-synaptic glutamate receptors. Consequently, these compounds appear to be devoid of the behavioral toxicities associated with post-synaptic glutamate antagonists. Neuropathology studies in rats dosed with a NAALADase inhibitor have also shown no evidence of the neuronal degeneration seen with post-synaptic glutamate inhibitors.

     Guilford scientists have identified several chemical structural series of novel NAALADase inhibitors which have nanomolar potency in inhibiting NAALADase activity and protect against neurodegeneration both in in vitro and in vivo models. The Company has identified a preliminary lead compound, and continues to work to identify additional lead compounds, to take into human clinical trials. Several of these compounds are currently being evaluated in rat models of stroke, ALS, spinal cord injury and peripheral nerve injury.

     PARP Inhibitors

     As discussed above, during conditions of nerve degeneration, the cascade of events that is believed to result in cell death is initiated by an increase in synaptic glutamate levels, which results in an over-stimulation of post-synaptic glutamate receptors. This stimulation results in a dramatic increase in intracellular calcium, which leads to the formation of free radicals, such as nitric oxide.

     Nitric oxide is a neurotransmitter which is involved in normal brain functioning. However, too much nitric oxide can be toxic and can cause DNA damage. This damage in turn leads to over-activation of the enzyme, poly(ADP-ribose) polymerase (PARP), which is involved in the repair of damaged DNA. This repair process is very energy intensive, and excessive activation of PARP rapidly leads to a drop in the cellular energy level, resulting in cell death.

     The inhibition of PARP may represent a common intervention point for neurodegeneration resulting from several different pathways of damage, including the generation of nitric oxide and other oxygen species, all of which trigger PARP activation. Thus the inhibition of PARP offers a unique approach to the development of neuroprotective agents for several different neurological conditions, including stroke.

     In addition, there is accumulating evidence that in addition to stroke, PARP activation may also mediate other types of ischemia and reperfusion injury, for example, during myocardial ischemia. Guilford's PARP research and development program is exploring the potential utility of PARP inhibitors for treating a broad spectrum of diseases in which the over-stimulation of PARP has been implicated. These include: stroke and other ischemic cerebrovascular disorders, myocardial ischemia, traumatic head and spinal cord injuries, neurodegenerative disorders such as Alzheimer's disease, Parkinson's, disease, Huntington's disease, septic or hemorrhagic shock, arthritis, type I diabetes and inflammatory bowel disease.

     Recent studies by several academic laboratories in PARP "knock-out" mice, that is, genetically altered mice lacking all PARP activity, have generally corroborated Guilford's view that inhibiting PARP may be a viable target for treating stroke and heart attacks. Experimental strokes induced in these animals show them to have about 85-90% less brain damage than normal mice. The PARP knock-out mice are about 40% more resistant to myocardial damage than normal mice during experimental heart attack. Small molecule PARP inhibitors tested by Guilford have achieved similar levels of protection.

     NOS Inhibitors

     In the nervous system, nitric oxide can be both a neurotransmitter and a neurotoxin. Under pathologic conditions such as during stroke, calcium overload causes prolonged activation of the enzyme, nitric oxide synthase ("NOS"). This results in an excess amount of nitric oxide release, which causes neural damage.

     Selective inhibition of a certain type of NOS known as neuronal NOS (or nNOS) is crucial for maximizing neural protection and minimizing side effects. Small molecules which disrupt certain nNOS associations with its regulatory proteins may be effective nNOS inhibitors and yet may have a completely different pharmacological profile and fewer side effects than NOS inhibitors which indiscriminately affect all three forms of NOS at their catalytic sites.

     Guilford has developed a high-throughput screening system for large-scale screening of compounds for nNOS inhibition activity. Guilford is exploring the potential utility of nNOS inhibitors for a range of neurological disorders in which nitric oxide and other neurotoxins play a significant part in eliciting neuronal death, including stroke and other ischemic cerebrovascular disorders, traumatic head and spinal cord injuries, and neurodegenerative disorders such as Alzheimer's disease, Parkinson's disease and Huntington's disease.

     Imaging Agent Program -- DOPASCAN(R) Injection

     The Company's product candidate for the diagnosis and monitoring of Parkinson's disease, DOPASCAN, is administered intravenously in trace quantities and allows physicians to obtain images and measure the degeneration of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain that degenerates in Parkinson's disease. Parkinson's disease is a common neurodegenerative disorder affecting more than 750,000 patients in the United States. In Parkinson's disease, there is a decrease in the dopaminergic nerve terminals and thus dopamine release.

     In its early stages, Parkinson's disease can be very difficult to distinguish clinically from other diseases with similar symptoms but which do not respond well or at all to specific therapy for Parkinson's disease. Unfortunately, there are no diagnostic tests currently available that can reliably detect the neuronal degeneration in Parkinson's disease, and the typical delay between the onset of symptoms and clinical diagnosis is more than two years. The primary way to establish the diagnosis at present is through repeated physician visits and the use of therapeutic trials of drugs such as L-Dopa, which carry with them the risk of unnecessary, sometimes severe side effects.

     Following intravenous injections with DOPASCAN, images of a subject's brain are obtained with a SPECT camera and can identify the loss of dopamine neurons in the brain. To date, over 2,000 patients have been imaged in the United States and Europe using DOPASCAN. In a multi-center Phase IIb clinical trial conducted by the Parkinson's Study Group in the United States and completed in 1997, DOPASCAN accurately differentiated patients clinically diagnosed with a Parkinsonian disorder (i.e., Parkinson's disease and progressive supranuclear palsy) from subjects without a Parkinsonian disorder (e.g., essential tremor and healthy controls) with a high sensitivity (98%) and specificity (97%). In addition, no serious adverse events were attributed to DOPASCAN in this study. In addition, in late 1997 the Company completed a multi-center Phase IIb trial in Europe, closed its database for the trial in 1998, and is analyzing the data.

     There can be no assurance, however, that similar results will be seen in any other clinical trials for DOPASCAN that may be conducted in the future or that DOPASCAN will be approved as a safe and effective FDA-cleared diagnostic.

     The Company has entered into an agreement with Daiichi Radioisotope Laboratories, Ltd., a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN in Japan, Korea and Taiwan. Daiichi Radioisotope Laboratories, Ltd. has informed the Company that it plans to commence Phase III clinical trials in 1999. The Company intends to seek partners for the manufacture and/or distribution of this product in other territories, including the United States and Europe.

     During 1998, the Company terminated its relationship with MDS Nordion Inc. for the development and clinical supply of DOPASCAN. The Company took this step for a number of reasons, including the Company's determination that Nordion would not be able to supply DOPASCAN for commercial use at an acceptable price. The Company is continuing its efforts to find a suitable manufacturer for DOPASCAN. In addition, the Company is continuing to look for corporate partners for the manufacture, sales, marketing and distribution of DOPASCAN. Only a limited number of companies worldwide are capable of manufacturing a radiopharmaceutical such as DOPASCAN, and the Company may not be able to enter into an arrangement with a third-party manufacturer for the supply of DOPASCAN for Phase III clinical trials or commercial supply on acceptable terms. Inability to come to agreement with a suitable manufacturer for the clinical and commercial supply of DOPASCAN on acceptable terms would prevent the Company from developing this product candidate further.

  Addiction Therapeutics

     The Company is also developing therapeutics for cocaine addiction and other addictive behaviors. Researchers have shown that cocaine binds to structures in the brain known as dopamine transporters. The Company's cocaine addiction therapeutics program focuses on the research and development of drugs which will prevent cocaine from binding to dopamine transporters, thus potentially limiting the effects of cocaine, and at the same time will minimally affect normal dopamine transporter function.

     Guilford scientists have identified and synthesized novel compounds with specificity for the cocaine recognition site in the brain and the Company has filed patent applications covering several classes of compounds. In addition to cocaine addiction, other forms of addiction, including alcohol and heroin addiction, may result from facilitation of dopaminergic neurotransmission in certain areas of the brain. As a result, Guilford scientists are currently investigating whether its prototype compound in the cocaine addiction area, GPI-2138, and related compounds may block the addictive properties of alcohol and heroin in laboratory animals.

MANUFACTURING AND RAW MATERIALS

     The Company currently manufactures GLIADEL using a proprietary process at its 18,000 square foot manufacturing facility in Baltimore, Maryland, which includes areas designated for packaging, quality control, laboratory, and warehousing. The manufacturing facility has been in operation since April 1995, was initially inspected by the FDA in October 1995, and was recently re-inspected by the FDA in February 1999. The Company's current facilities are designed to enable the Company to produce up to 8,000 GLIADEL treatments (each consisting of eight GLIADEL wafers) annually.

     In January 1998, the Company completed construction of an expansion of its manufacturing facilities to allow for the additional synthesis of the polyanhydride co-polymer used in the manufacture of GLIADEL. The Company also will be able to use this facility to produce its newest proprietary biodegradable polymers, the PPEs, in connection with the development of other polymer-based products. In addition, the Company completed construction of a second clean room facility in 1998, which the Company expects could increase its GLIADEL manufacturing capacity to 20,000-30,000 treatments annually. Furthermore, the Company expects that this second clean room facility will also provide sufficient capacity to produce any clinical supply of PPE polymer-based product candidates needed in the future, including its paclitaxel/PPE polymer product candidate currently under development for ovarian cancer.

     The Company believes that the various materials used in GLIADEL are readily available and will continue to be available at reasonable prices. Nevertheless, while the Company believes that it has an adequate supply of BCNU, the active chemotherapeutic ingredient in GLIADEL, to meet current demand, any interruption in the ability of the two current suppliers to deliver this ingredient could prevent the Company from delivering the product on a timely basis. The Company depends upon the availability of certain single-source raw materials in its formulations, but is seeking alternate suppliers for most of these raw materials. The Company cannot be sure that such sources can be secured successfully on terms acceptable to the Company, or at all. Failure of any supplier to provide sufficient quantities of raw material in accordance with the FDA's current Good Manufacturing Practice regulations could cause delays in clinical trials and commercialization of products, including GLIADEL.

GOVERNMENT REGULATION AND PRODUCT TESTING

     All domestic prescription pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments as well as foreign governments if products are marketed abroad. Biologics and controlled drug products, such as vaccines and narcotics, and radiolabeled drugs, are often regulated more stringently than are other drugs. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of prescription pharmaceutical products. Pharmaceutical manufacturers are also subject to certain recordkeeping and reporting requirements. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve marketing applications and criminal prosecution.

     Upon FDA approval, a drug may only be marketed in the United States for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-marketing testing and surveillance to monitor the record of the approved product.

Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with the FDA's applicable current Good Manufacturing Practice ("cGMP") regulations. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with its cGMP regulations. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing, seizure of the product or voluntary recall of a product. Adverse experiences with the commercialized product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Full Clinical Testing Requirements

     The steps required before a newly marketed drug may be commercially distributed in the United States include: (i) conducting appropriate preclinical laboratory and animal tests; (ii) submitting to the FDA an application for an Investigational New Drug ("IND"), which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a New Drug Application ("NDA") for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with the FDA's cGMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with cGMP requirements, register and list their products, and are subject to periodic inspection by FDA or by local authorities under agreement with FDA.

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

     Pre-clinical testing includes formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product formulation. Preclinical tests to support an FDA application must be conducted in accordance with the FDA regulations concerning Good Laboratory Practices (GLPs). The results of the preclinical tests are submitted to the FDA as part of the IND and are reviewed by the FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless the FDA issues a clinical hold on an IND, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in the commencement of clinical trials or that the commencement of one phase of a clinical trial will result in commencement of other phases or that the performance of any clinical trials will result in FDA approval.

     Clinical trials for new drugs typically are conducted in three phases, are subject to detailed protocols and must be conducted in accordance with the FDA's regulations concerning good clinical practices (GCPs). Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted in the United States must be submitted for review to the FDA as part of the IND. The FDA's review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns arise, or regulatory requirements are not met.

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

     Reports of results of the preclinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. User fee legislation now requires the submission in fiscal year 1999 of $272,282 to cover the costs of FDA review of a full NDA. Annual fees also exist for certain approved prescription drugs and the establishments that make them. The NDA typically includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. In May 1998 the FDA published proposed regulations describing criteria that the FDA will use to evaluate the safety and efficacy of diagnostic radiopharmaceuticals like DOPASCAN. FDA is required to finalize these regulations by May 1999. It is unclear how these provisions may affect the potential for approval of DOPASCAN.

     The median FDA approval time is currently about 12 months, although clinical development, reviews, or approvals of treatments for cancer and other serious or life-threatening diseases may be accelerated, expedited or fast-tracked. In addition, approval times can vary widely among the various reviewing branches of the FDA. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. In certain cases the FDA may consider one clinical study sufficient. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests) or require other conditions for approval. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

     Confirmatory studies similar to Phase III clinical studies may be conducted after, rather than before, FDA approval under certain circumstances. The FDA may determine under its expedited, accelerated, or fast-track provisions that previous limited studies establish an adequate basis for drug product approval, provided that the sponsor agrees to conduct additional studies after approval to verify safety and effectiveness. Treatment of patients not in clinical trials with an experimental drug may also be allowed under a Treatment IND before general marketing begins and pending FDA approval. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These cost-recovery, treatment IND, and expedited, accelerated or fast-track approval provisions are limited, for example, to drug products (i) intended to treat AIDS or other serious or life-threatening diseases and that provide meaningful therapeutic benefit to patients over existing treatments, (ii) that are for diseases for which no satisfactory alternative therapy exists, or (iii) that address an unmet medical need. No assurances exist that the Company's product candidates will qualify for cost-recovery, expedited, accelerated, or fast-track approvals or for treatment use under the FDA's regulations or the current statutory provisions.

     The full NDA process for newly marketed non-biological drugs, such as those being developed by the Company, including FKBP neuroimmunophilin ligand products and inhibitors of NAALADase and PARP, can take a number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all or that the Company will have sufficient resources to carry such potential products through the regulatory approval process.

Abbreviated Testing Requirements

     The Drug Price Competition and Patent Term Restoration Act of 1984 ("DPC-PTR Act") established abbreviated procedures for obtaining FDA approval for many non-biological drugs which are off-patent and whose marketing exclusivity has expired. Applicability of the DPC-PTR Act means that a full NDA is not required for approval of a competitive product. Abbreviated requirements are applicable to drugs which are, for example, either bioequivalent to brand-name drugs, or otherwise similar to brand-name drugs, such that all the safety and efficacy studies previously done on the innovator product need not be repeated for approval. Changes in approved drug products, such as in the delivery system, dosage form, or strength, can be the subject of abbreviated application requirements. There can be no assurance that abbreviated applications will be available or suitable for the Company's non-biological drug products, including the Company's efforts to develop a controlled-release formulation of the chemotherapeutic agent, paclitaxel (Taxol(R)) using the Company's PPE polymers, or that FDA approval of such applications can be obtained.

     A five-year period of market exclusivity is provided for newly marketed active ingredients of drug products not previously approved and a three-year period for certain changes in approved drug products that require for approval the submission of safety and efficacy information (other than bioequivalence studies). A period of five years is available for new chemical entities not previously approved by FDA. A period of three years is available for changes in approved products, such as in delivery systems of previously approved products. Both periods of marketing exclusivity mean that abbreviated applications, which generally rely to some degree on approvals or on some data submitted by previous applicants for comparable innovator drug products, cannot be marketed during the period of exclusivity. The market exclusivity provisions of the DPC-PTR Act bar only the marketing of competitive products that are the subject of abbreviated applications, not products that are the subject of full NDAs. The DPC-PTR Act also may provide a maximum time of five years to be restored to the life of any one patent for the period it takes to obtain FDA approval of a drug product, including biological drugs. No assurances exist that the exclusivity or patent restoration benefits of the DPC-PTR Act will apply to any product candidates of the Company.

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

     In addition to the requirements for product approval, before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved as well. Products may be subject to price controls or limits on reimbursement. The requirements governing product pricing and reimbursement vary widely from country to country and can be implemented disparately at the national level. As to reimbursement, the European Union generally provides options for its fifteen Member States to restrict the range of medicinal products that are covered by their national health insurance systems. Member States in the European Union can opt to have a "positive" or a "negative" list. A positive list is a listing of all medicinal products covered under the national health insurance system, whereas a negative list designates which medicinal products are excluded from coverage. In the European Union, the United Kingdom and Spain use a negative list approach, while France uses a positive list approach. In Canada, each province decides on reimbursement measures.

     The European Union also generally provides options for its Member States to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the United Kingdom (U.K.) is generally designed to provide controls on the overall profits pharmaceutical companies may derive from their sales to the U.K. National Health Service. The U.K. system is generally based on profitability targets or limits for individual companies which are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.

     In comparison, Italy generally establishes prices for pharmaceuticals based on a price monitoring system. The reference price is the European average price calculated on the basis of the prices in four reference markets: France, Spain, Germany and the United Kingdom. Italy typically levels the price of medicines belonging to the same therapeutic class on the lowest price for a medicine belonging to that category (i.e., same active principle, same pharmaceutical form, same route of administration). Spain generally establishes the selling price for new pharmaceuticals based on the prime cost, plus a profit margin within a range established each year by the Spanish Commission for Economic Affairs. Promotional and advertising costs are limited.

     In Canada, prices for most new drugs are generally limited such that the cost of therapy for the new drug is in the range of the cost of therapy for existing drugs used to treat the same disease in Canada. Prices of breakthrough drugs and those which bring a substantial improvement are generally limited to the median of the prices charged for those drugs in other industrialized countries, such as France, Germany, Italy, Sweden, Switzerland, the United Kingdom and the United States.

     There can be no assurance that any country which has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements with respect to the Company or its corporate partners, including RPR and its applications for GLIADEL in France, Canada and elsewhere outside of the United States.

     The Company also is governed by other federal, state and local laws of general applicability. These laws include, but are not limited to, those regulating working conditions enforced by the Occupational Safety and Health Administration and regulating environmental hazards under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other environmental laws enforced by the United States Environmental Protection Agency ("USEPA"). The DEA regulates controlled substances, such as narcotics. A precursor compound to DOPASCAN is a tropane-derivative similar to cocaine and thus is subject to DEA regulations. Establishments handling controlled substances must, for example, be licensed and inspected by the DEA, and may be subject to export, import, security and production quota requirements. Radiolabeled products, including drugs, are also subject to regulation by the Department of Transportation and to state and federal licensing requirements. Various states often have comparable health and environmental laws, such as those governing the use and disposal of controlled and radiolabeled products.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     Guilford believes that patent and trade secret protection is crucial to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others. As of December 31, 1998, the Company owned or had licensed rights to more than 180 U.S. patents and patent applications and more than 450 foreign patents and patent applications with claims relating to its biodegradable polymer, imaging, neurotrophic, neuroprotective, addiction therapeutics and other programs.

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

     The Company is aware of a company which has asserted publicly that it has submitted patent applications (one of which is under Notice of Allowance) claiming the use of certain of its immunosuppressive compounds and multidrug resistance compounds for nerve growth applications. That company has also stated that it has nine issued U.S. patents and three U.S. patent applications pending (one of which is under a Notice of Allowance) that it states claim compounds that are useful in nerve growth applications. While the Company does not believe that its neurotrophic compounds infringe on such company's patent, no assurance can be given as to the ability of the Company's patents and patent applications to adequately protect the Company's neurotrophic product candidates or that the Company's neurotrophic product candidates will not infringe or be dominated by patents that have issued or may issue in the future to third parties.

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

     Guilford supports and collaborates in research conducted in universities and in governmental research organizations. There can be no assurance that the Company will have or be able to acquire exclusive rights to the inventions or technical information derived from such collaborations or that disputes will not arise as to rights in derivative or related research programs conducted by the Company. In addition, in the event of a contractual breach by the Company, certain of the Company's collaborative research contracts provide for transfer of technology (including any patents or patent applications) to the relevant governmental research organization. In addition, such a breach may cause the Company to lose its rights to use technology (including any patents or patent applications) licenced from the relevant university or governmental research organization resulting from the Company sponsored research program.

     If the Company is required to defend against charges of infringement of patent or proprietary rights of third parties or to protect its own patent or proprietary rights against third parties, the Company may incur substantial costs and could lose rights to develop or market certain products or be required to pay monetary damages or royalties to license proprietary rights from third parties. In response to actual or threatened litigation, the Company may seek licenses from third parties or attempt to redesign its products or processes to avoid infringement; however, there can be no assurance that the Company will be able to obtain licenses on acceptable terms or at all or redesign its products or processes. In addition to being a party to patent infringement litigation, the Company could be required to participate in patent interference proceedings declared by the U.S. Patent and Trademark Office (or its foreign counterparts), which would be expensive and time-consuming, even if the Company were to prevail in such a proceeding. The Company may also be forced to initiate legal proceedings to protect its patent position or other proprietary rights. These proceedings typically are costly, protracted, and offer no assurance of success.

     In order to protect its proprietary position with respect to its neuroimmunophilin ligands, Guilford filed an opposition in 1998 in an effort to prevent the final issuance of a European patent to a competing company. In the opposition, Guilford submitted approximately 80 anticipatory references to the European Patent Office. While Guilford does not believe the claims of this European patent would be valid, any final issuance could result in future litigation if this company were to allege that Guilford or Amgen infringed the claims of this patent in Europe.

TECHNOLOGY LICENSING AGREEMENTS

     In March 1994, the Company entered into an agreement (the "GLIADEL Agreement") with Scios Inc. pursuant to which the Company licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL is covered by two of the U.S. patents under this license which expire in 2005 and certain related international patents and patent applications. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL Agreement to the Massachusetts Institute of Technology.

     Under this agreement, Guilford is obligated to pay a royalty on all net sales of products incorporating such technology as well as a percentage of all royalties received by Guilford from sublicensees and certain advance and minimum annual royalty payments. In 1998, Guilford paid $259,729 in royalty payments to the Massachusetts Institute of Technology related to payments made to the Company from RPR and Orion Corporation Pharma related to GLIADEL. Guilford has exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL. In addition, Guilford is obligated to meet certain development milestones. Although the Company believes that it can comply with such obligations, the failure of the Company to perform these obligations could result in the Company losing its right to new polymer-based product(s).

     In June 1996, the Company entered into a license agreement with the Massachusetts Institute of Technology and Johns Hopkins respecting a patent application covering certain biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (Taxol(R)) and camptothecin) for treating solid tumors. Under this agreement, the Company is obligated to make certain annual and milestone payments to the Massachusetts Institute of Technology and to pay royalties based on any sales of products incorporating the technology licensed to Guilford. Furthermore, under the terms of the agreement, the Company has committed to spend minimum amounts to develop the technology and to meet certain development milestones. Although the Company believes that it can comply with such obligations, failure of the Company to perform these obligations could result in the Company losing its rights to such technology.

     In July 1996, the Company entered into a license agreement with Johns Hopkins which currently covers several U.S. patents respecting certain PPE polymers developed at Johns Hopkins and additional PPE patent applications. This agreement, among other things, requires Guilford to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of this technology. In the event of termination of these licenses, the Company could lose its rights to use of the licensed technology.

     Guilford and Johns Hopkins are parties to exclusive license agreements covering the neurotrophic use of neuroimmunophilin ligands, which was jointly discovered by scientists at, and is jointly owned by, Johns Hopkins and Guilford, and inhibition of NOS and PARP for neuroprotective uses and certain other technologies. These agreements, among other things, require Guilford to pay certain processing, maintenance, and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of the technologies. In the event of termination of these licenses, the Company could lose its rights to use of the licensed technology (or in the case of joint inventions, exclusive use of such technology). In the case of Guilford's license with Johns Hopkins relating to neuroimmunophilin ligands, Johns Hopkins is entitled to a portion of all milestone payments paid to the Company, including payments under the Company's collaboration with Amgen, and a royalty on net sales of neuroimmunophilin ligand products, again including sale of products under the Company's collaboration with Amgen.

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

     Under the RTI Agreement, the Company reimbursed RTI for certain past patent-related expenses and agreed to make annual payments to RTI to support mutually agreed-upon research to be conducted at RTI through March 1999. In addition, the Company is obligated to pay RTI a royalty on gross revenues to Guilford from products derived from the licensed technology and from sublicensee proceeds and to make certain minimum royalty payments following the first commercial sale of such products. Guilford must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. Failure of the Company to perform its obligations under the RTI Agreement in the future could result in termination of the license.

United States Government Rights

     Aspects of the technology licensed under the Company's license agreements may be subject to certain government rights. These rights include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to grant licenses which may be exclusive under any of such inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to a subject invention if there is a failure to disclose the invention and elect title within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the government rights include the right to use and disclose without limitation technical data relating to licensed technology that was developed in whole or in part at government expense. Provisions recognizing these government rights are contained in the Company's principal technology license agreements.

SALES, MARKETING AND DISTRIBUTION

     In general, the Company's strategy is to establish strategic alliances with larger pharmaceutical companies where possible to develop and promote products that require extensive development, sales and marketing resources. Within the United States, the Company may seek to retain co-promotion rights with respect to some or all compounds or indications in any such strategic alliances, or the Company may elect to market and distribute its products directly where the commercial prospects so warrant.

     RPR Agreement

     In June 1996, the Company entered into a marketing, sales and distribution rights agreement and other related agreements with RPR. Under these agreements RPR has worldwide (excluding Scandinavia and Japan) marketing, sales, promotion and distribution rights for GLIADEL. Upon execution of these agreements, the Company received $7.5 million for 281,531 shares of its common stock. Furthermore, in addition to an aggregate of $27.5 million in rights payments made by RPR upon execution of the agreements in June 1996 and FDA clearance of the GLIADEL NDA in September 1996, the agreements with RPR provide for up to an additional $35 million in payments ($7.5 million in the form of an equity investment) in the event that certain regulatory and other milestones are achieved, although there can be no assurance that any or all of such milestones will be attained and certain of these payments are contingent on international regulatory filings and clearances, the timing and extent of which are largely within the control of RPR.

     RPR may, under certain circumstances, fund up to approximately $17 million for the development of higher dose forms of GLIADEL being developed by the Company and for certain additional clinical studies related to GLIADEL. The Company has the right under certain circumstances to borrow up to an aggregate of $7.5 million to expand the Company's GLIADEL manufacturing and related facilities.

     In addition to the payments outlined above, the Company acts as the exclusive manufacturer of GLIADEL and receives transfer price payments and royalties based on any "net sales" (as defined in the agreements with RPR) of GLIADEL. RPR's exclusive rights terminate in a particular country upon the later of the expiration of the last to expire of certain patents applicable in that country or the last commercial sale of GLIADEL in that country. RPR also has an exclusive 90-day period following development by the Company of new polymer technology for brain cancer to make an offer to license such technology.

     Amgen Collaboration

     In August 1997, the Company entered into a collaboration with Amgen to research, develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may result from the collaboration, for all human therapeutic and diagnostic applications. Amgen initially paid the Company a one time, non-refundable signing fee of $15 million in 1997 and also invested an additional $20 million in the Company in exchange for 640,095 shares of the Company's common stock and five-year warrants to purchase up to an additional 700,000 shares of Company common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, the Company granted Amgen certain demand and "piggyback" registration rights under applicable securities laws.

     As part of this collaboration, Amgen agreed to fund up to a total of $13.5 million to support research at the Company relating to the FKBP neuroimmunophilin ligand technology. This research funding began on October 1, 1997 and is payable quarterly over three years. Amgen also has the option to fund a fourth year of research or, under certain conditions, to terminate the research program after two years.

     If Amgen achieves certain specified development objectives in each of ten different clinical indications, seven of which are neurological (i.e., Parkinson's disease, Alzheimer's disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke) and three of which are non-neurological, Amgen has agreed to pay to the Company up to a total of $392 million in milestone payments.

     The Company will receive royalties on any future sales of products resulting from the collaboration. Amgen has agreed to fund, develop and commercialize the FKBP neuroimmunophilin ligand technology. Under limited circumstances, Guilford has the option to conduct certain Phase I and Phase II clinical trials on one product candidate and has the right to co-promote in the United States one product resulting from the collaboration. Subject to its obligation to fund two years of research at Guilford, Amgen has the right to discontinue all its development and commercialization activities under the collaboration at any time.

     Other Agreements

     In October 1995, the Company entered into an agreement appointing Orion Corporation Pharma distributor for GLIADEL in Scandinavia, and in December 1995 the Company entered into an agreement with Daiichi Radioisotope Laboratories, Ltd. for the marketing, sale and distribution of DOPASCAN in Japan, Korea and Taiwan.

COMPETITION

     The Company is involved in evolving technological fields in which developments are expected to continue at a rapid pace. Guilford's success depends upon its ability to compete effectively in the research, development and commercialization of products and technologies in its areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities, experience and manufacturing, marketing, financial and managerial resources than the Company and represent significant competition for the Company. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those under development by the Company.

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

     A number of companies have shown interest in trying to develop neurotrophic agents to promote nerve growth and repair in neurodegenerative disorders and traumatic central nervous system injuries. However, much of this activity has focused on naturally occurring growth factors. Such large molecules generally cannot cross the blood-brain barrier and thus present problems in administration and delivery. One company has announced that certain of its neuroimmunophilin ligands showed positive results in stimulating nerve growth in an animal model of nerve crush, and has disclosed that it has made patent filings covering compounds and uses in connection with nerve growth promotion. This company has also announced that it is planning to begin a phase II clinical trial for peripheral neuropathy using a neuroimmunophilin compound it originally was developing for multiple drug resistance in cancer patients. In addition, another company announced that IGF-1 showed positive results in clinical trials of a peripheral neurodegenerative disorder.

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

     Any product candidate that the Company develops and for which it gains regulatory approval, including GLIADEL, must then compete for market acceptance and market share. For certain of the Company's product candidates, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include the capabilities of the Company's collaborators, product efficacy and safety, timing and scope of regulatory approval, product availability, marketing and sales capabilities, reimbursement coverage, the amount of clinical benefit of the Company's product candidates relative to their cost, method of administration, price and patent protection. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company. The achievement of any of these goals by the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE

     Product liability risk is inherent in the testing, manufacture, marketing and sale of the Company's product candidates, and there can be no assurance that the Company will be able to avoid significant product liability exposure. While the Company currently maintains $15 million of product liability insurance covering clinical trials and product sales, there can be no assurance that such or any future insurance coverage obtained by the Company will be adequate or that claims will be covered by the Company's insurance. The Company's insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to the Company in the future on acceptable terms, or at all.

EMPLOYEES

     At December 31, 1998, the Company employed 218 individuals. Of these 218 employees, 185 were employed in the areas of research and product development and in manufacturing and quality control of GLIADEL. The remaining 33 employees performed general and administrative functions, including executive, finance and administration, legal and business development. None of the Company's employees are currently represented by a labor union. To date, the Company has experienced no work stoppages related to labor issues and believes its relations with its employees are good.

     All employees are required to enter into a confidentiality agreement with the Company. Hiring and retaining qualified personnel are important factors for the Company's future success. The Company is likely to continue to add personnel particularly in the areas of research, clinical research and operations, including manufacturing. Intense competition exists for these qualified personnel from other biotechnology and biopharmaceutical companies as well as academic, research and governmental organizations. There can be no assurance that the Company will be able to continue to hire qualified personnel and, if hired, that the Company will be able to retain these individuals.

ITEM 1A.  EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF REGISTRANT

     CRAIG R. SMITH, M.D., age 53, joined the Company as a Director at the Company's inception in July 1993. Dr. Smith was elected President and Chief Executive Officer in August 1993 and was elected Chairman of the Board in January 1994. Prior to joining the Company, Dr. Smith was Senior Vice President for Business and Market Development at Centocor, Inc., a biotechnology corporation. Dr. Smith joined Centocor in 1988 as Vice President of Clinical Research after serving on the Faculty of the Department of Medicine at Johns Hopkins Medical School for 13 years. Dr. Smith received his M.D. from the State University of New York at Buffalo in 1972 and received training in Internal Medicine at Johns Hopkins Hospital from 1972 to 1975.

     JOHN P. BRENNAN, age 56, joined the Company as Vice President, Operations in January 1994 and became Senior Vice President, Operations in January 1997. In February 1999, Mr. Brennan was promoted to Senior Vice President, Technical Operations and General Manager, Drug Delivery Business. From 1980 to 1993, he was Vice President, Technical Operations and Manufacturing for G.D. Searle and Co., a pharmaceutical company, and was responsible for the operation of manufacturing plants in North America, Latin America and Europe and the worldwide pharmaceutical and process technology from 1980 to 1993. From 1977 to 1980, Mr. Brennan was General Manager of the E.R. Squibb & Sons, Inc. manufacturing facility in Humacao, Puerto Rico. Mr. Brennan held various technical positions at SmithKline Corporation from 1960 to 1977. Mr. Brennan has over 38 years of experience in the pharmaceutical industry. Mr. Brennan received his B.S. in Chemistry from the Philadelphia College of Pharmacy and Science in 1968 and attended the Wharton Graduate Management Program in 1976.

     ANDREW R. JORDAN, age 51, joined the Company as Vice President, Secretary, Treasurer and Chief Financial Officer in September 1993 and became Senior Vice President, Treasurer and Chief Financial Officer in January 1997. Prior to joining the Company, Mr. Jordan held various positions with KPMG LLP, a public accounting firm, beginning in 1973, including partner since 1983. Mr. Jordan's experience at KPMG LLP included advising early-stage and emerging technology companies and initial and secondary public equity and debt offerings. He received his B.A. from Rutgers College in 1969 and his MBA from Rutgers Graduate School of Business in 1973 and is a Certified Public Accountant.

     PETER D. SUZDAK, PH.D., age 40, joined the Company in March 1995 as Vice President, Research. In February 1999, Dr. Suzdak was promoted to Senior Vice President, Research & Development. Prior to joining the Company, Dr. Suzdak was Director of Neurobiology at Novo Nordisk A/S and was responsible for all neurobiology research from 1993 to 1995, and Department Head for Receptor Neurochemistry from 1988 to 1992 as well as a member of the drug discovery management group from 1989 to 1995. Prior thereto, Dr. Suzdak was a Pharmacology Research Associate in the Clinical Neuroscience Branch of the National Institute of Mental Health in Bethesda, Maryland from 1985 to 1988. Dr. Suzdak received his Ph.D. in Neuroscience from the University of Connecticut and a B.S. in Pharmacy from St. Johns University.

     NICHOLAS LANDEKIC, age 40, joined the Company in March 1995 as Vice President, Business Development. From January 1992 to February 1995, Mr. Landekic was Senior Director of Business Development at Cephalon, Inc. and was responsible for licensing and other corporate collaborations. From 1989 to 1992, he was a Senior Manager of Product Planning at Bristol-Myers Squibb Company and was responsible for worldwide commercial development and strategic planning for currently marketed and new central nervous system products. From 1985 to 1989, Mr. Landekic held various positions at the McNeil Pharmaceutical division of the Johnson and Johnson Company, and from 1982 to 1983 worked in research at the Mt. Sinai Medical Center. Mr. Landekic received his M.B.A. in Finance/Marketing from the State University of New York at Albany, an M.A. in Biology from Indiana University and a B.S. in Biology from Marist College.

     THOMAS C. SEOH, age 41, joined the Company in April 1995 as Vice President, General Counsel and Secretary. From 1992 to 1995, Mr. Seoh was affiliated with the ICN Pharmaceuticals, Inc. ("ICN") group, as Vice President and Associate General Counsel of ICN from 1994 to 1995, Vice President, General Counsel and Secretary of Viratek, Inc. from 1993 to 1994 and Deputy General Counsel of SPI Pharmaceuticals, Inc. from 1992 to 1994, providing legal function support for pharmaceutical operations, research and development and corporate development. From 1990 to 1992, Mr. Seoh was General Counsel and Secretary of Consolidated Press U.S., Inc., the North American holding corporation of the Sydney, Australia-based Consolidated Press group. Prior thereto, Mr. Seoh was associated with the New York and London law offices of Lord, Day & Lord, Barrett Smith. Mr. Seoh received his J.D. and A.B. from Harvard University.

     WILLIAM C. VINCEK, PH.D., age 51, joined the Company as Vice President, Corporate Quality in August 1997. From November 1993 until Dr. Vincek joined the Company, he was Group Director, CMC & Preclinical Regulatory Affairs and Global Research and Development GMP Quality Assurance at Glaxo Wellcome, Inc. Prior thereto from 1984 until October 1993, Dr. Vincek held various positions at SmithKline Beecham Pharmaceuticals and related entities, most recently from July 1992 until October 1993 as Director, Pharmaceutical Analysis Department. Dr. Vincek received his Ph.D. in Medicinal Chemistry from the University of Kansas, where he also received an M.S. in Medicinal Chemistry. Dr. Vincek received a B.S. in Chemistry from Colorado State University.

     DAVID H. BERGSTROM, PH.D., age 44, joined the Company as Vice President, Pharmaceutical & Chemical Development in July 1998. Prior to joining the Company, Dr. Bergstrom was employed by Hoechst Marion Roussel, Inc. as the Director of Pharmaceutical and Analytical Sciences from 1996 to 1998, responsible for managing research and development efforts to facilitate optimal lead candidate selection for commercial development. Dr. Bergstrom served as Director of Pharmaceutical and Analytical Development for the predecessor company, Hoechst-Roussel Pharmaceuticals Inc., from 1991 to 1996, and Group Manager, Formulations, Pharmaceutical Research from 1990 to 1991. Prior thereto, Dr. Bergstrom held various positions at Ciba-Geigy Corporation. Dr. Bergstrom received his B.S. in Pharmacy from Ferris State College, an M.S. in Pharmaceutical Chemistry from the University of Michigan, and a Ph.D. in Pharmaceutics from the University of Utah.

     DANA C. HILT, M.D., age 46, joined the Company as Vice President, Clinical Research in May 1998. As part of a Company reorganization in February 1999, Dr. Hilt's title was changed to Vice President, Clinical Research and Drug Metabolism. Prior to joining the Company, Dr. Hilt was employed by Amgen, most recently as Director, Neuroscience from 1996 to 1998, earlier as Associate Director, Neuroscience from 1993 to 1996. While at Amgen, Dr. Hilt's duties included overseeing aspects of basic research, clinical trials, regulatory strategy and manufacturing for certain of Amgen's neurological product programs. Prior to joining Amgen, Dr. Hilt held a variety of positions at the University of Maryland School of Medicine and the National Institutes of Health. Dr. Hilt received his B.S. degree in Chemistry from the University of Maine, his M.D. from Tufts University School of Medicine, and received training in Internal Medicine at Harvard Medical School and Neurology at Johns Hopkins Hospital.

     GREGORY M. HOCKEL, PH.D., age 48, joined the Company as Vice President, Regulatory Affairs in April 1998. Prior to joining the Company, Dr. Hockel was employed by British Biotech, Inc., as Vice President, Regulatory Affairs from 1994 until 1998, responsible for interactions with U.S. and Canadian regulatory authorities, drug safety reporting, and Good Clinical Practice compliance in North America. Dr. Hockel also served on British Biotech's board of directors from 1995 to 1998. Prior to his employment with British Biotech, Dr. Hockel worked in the regulatory affairs department of G. H. Besselaar Associates from 1989 to 1994, ultimately as the Executive Director, Regulatory Affairs in 1994. Prior thereto, Dr. Hockel held various positions at Pfizer Central Research. Dr. Hockel received his B.A. in Biology from the California State University at Long Beach, his Ph.D. in Physiology from Indiana University School of Medicine, and an M.B.A. from Rensselaer Polytechnic Institute.

     NANCY J. LINCK, PH.D., J.D., age 57, joined the Company as Vice President, Intellectual Property in November 1998. From 1994 to 1998, Dr. Linck was Solicitor for the U.S. Patent and Trademark Office, where she acted as general counsel for the Commissioner of Patents and Trademarks. From 1987 to 1994, Dr. Linck worked as a patent and trademark litigator at the intellectual property law firm of Cushman, Darby & Cushman, first as an Associate from 1987 to 1990, and later as a Partner from 1991 to 1994. Since 1995, Dr. Linck has been engaged as an Adjunct Professor of Law, first at George Washington University School of Law and presently at Georgetown University Law Center. Dr. Linck received her B.S. in Chemistry from the University of California, Berkeley, her M.S. and Ph.D. in Inorganic Chemistry from the University of California, San Diego, and her J.D. from Western New England College School of Law.

ITEM 2.  PROPERTIES.

     In August 1994, the Company entered into a master lease for an approximately 83,000 square foot building in Baltimore, Maryland. The Company currently occupies 23,000 square feet for office space, 18,000 square feet for manufacturing space for GLIADEL and potentially other polymer-based products, and 42,000 square feet of research and development laboratories. The Company added approximately 5,000 square feet to its animal handling facilities in 1998. The master lease expires in July 2005. Two five-year renewal options are available to the Company or the Company may exercise a purchase option any time after the ninth year of the lease for the then-current fair market value. The Company has entered into a lease with an affiliate of Scios for approximately 32,700 square feet of laboratory and office space. This lease expires on July 31, 1999.

     In February 1998, the Company entered into an operating lease with a trust affiliated with First Union National Bank respecting the construction and occupancy of a new laboratory and office facility, consisting of approximately 73,000 square feet and scheduled to be completed in the second quarter of 1999. The lease expires in February 2005, at which time the Company has an option (i) to purchase the property or (ii) to sell the property on behalf of the trust (subject to certain limitations and related obligations). In addition, the Company may, with the consent of First Union, enter into a new lease arrangement. See "Management's Discussion of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a more complete description of the Company's arrangements with First Union. The Company expects to consolidate all its operations into its current headquarters and this new facility in 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  RISK FACTORS

     An investment in the shares of common stock of the Company is speculative in nature and involves a high degree of risk. In addition to the other information contained in this annual report, investors should consider the following important factors carefully in evaluating Guilford and its business before purchasing shares of the common stock.

     We have written this "Risk Factors" section in the first person and thus references to "we" and "us" shall mean Guilford Pharmaceuticals Inc. and its subsidiaries.

     In addition to historical information, this annual report contains forward-looking statements which reflect our current expectations regarding future results of our operations, economic performance, and financial condition as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as:

     - "anticipate,"

     - "believe,"

     - "estimate,"

     - "expect" and similar expressions.

     While these statements reflect our current plans and expectations and we base the statements on information currently available to us, we cannot be sure that we will be able to implement these plans successfully. We may not realize our expectations in whole or in part in the future.

     The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics:

     - our efforts in conjunction with RPR to obtain international regulatory clearances to market and sell GLIADEL and to increase end-user sales of the product,

     - our efforts in conjunction with RPR to expand the labeled uses for GLIADEL,

     - our efforts to develop polymer product line extensions and new polymer products,

     - the conduct and completion of the research programs relating to our FKBP neuroimmunophilin ligand technology and other technologies,

     - clinical development activities, including commencement and conduct of clinical trials related to our polymer based drug delivery candidates, including GLIADEL, and our pharmaceutical product candidates including:

        -- drug candidates falling under the FKBP neuroimmunophilin ligand technology, such as NIL-A,

        -- NAALADase inhibitors,

        -- PARP inhibitors and

        -- DOPASCAN.

     - our strategic plans,

     - our anticipated expenditures and the potential need for additional funds, and

     - our plans to implement solutions to the Year 2000 issue, all of which involve significant risks and uncertainties.

     We caution you that our actual results may differ significantly from the results discussed in the forward-looking statements, and you should not unduly rely on them. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this annual report. In addition, any forward-looking statement we make is intended to speak only as of the date on which we made that statement. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     Guilford was founded in July 1993 and, with the sole exception of 1996, has not earned an operating profit in any year since inception. Our operating losses stem mainly from the significant amount of money that we have spent on research and development. As of December 31, 1998, we had an accumulated deficit of $56 million. We expect to have significant additional operating losses over the next several years.

     Most of our product candidates are in research or early stages of pre-clinical and clinical development. Except for GLIADEL, none of our product candidates has been marketed and sold to the public. At this time, nearly all of our revenues come from:

     - payments from RPR from the sale and distribution of GLIADEL,

     - one-time signing fees from our corporate partners under our collaboration agreements supporting the research, development and commercialization of our product candidates,

     - one-time payments from our corporate partners upon the achievement of certain regulatory or development milestones, for example RPR's payment to us upon FDA approval in September 1996 to market and sell GLIADEL in the United States, and

     - periodic research funding under our collaboration with Amgen.

     We do not expect current and anticipated revenues from GLIADEL to be sufficient to support all our anticipated future activities. Whether GLIADEL sales will ever generate any significant revenues continues to remain uncertain. In addition, we do not anticipate generating revenues from the sale of our product candidates for the next several years, if ever. We will require payments from our current corporate partners, principally RPR and Amgen, and future corporate partners, to fund our ongoing activities.

     Whether we will ever recognize significant revenues from Amgen in the form of milestone payments or royalties paid on product sales is also subject to significant risk and uncertainty. These risks occur at each of the following stages, among others:

     - new product development,

     - the conduct of pre-clinical animal studies and human clinical trials,

     - applying for and obtaining regulatory approval to market and sell product candidates,

     - scale-up of the process for making product candidates in quantity and quality needed for research and development purposes to commercial scale manufacture needed to support marketing and sales of new products, and

     - commercialization of new products.

     We discuss these and other risks in greater detail below in this "Risk Factors" section.

     Our revenues have fluctuated significantly in the past because of the nature of their sources. This fluctuation has in turn caused our results of operations to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenue to continue and thus our results of operations should also continue to vary significantly. These fluctuations are due to a variety of factors, including:

     - the timing and amount of sales of GLIADEL to RPR and RPR's sales to others,

     - the timing and realization of milestone and other payments from our corporate partners, including RPR and Amgen,

     - the timing and amount of expenses relating to our research and development, product development, and manufacturing activities, and

     - the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patent and other rights to our intellectual property.

     Whether we will ever be able to achieve sustained profitability in the future will depend on numerous factors, including:

     - the successful marketing of GLIADEL by RPR,

     - receipt of regulatory clearance to market and sell GLIADEL in Europe,

     - receipt of regulatory clearance to market and sell GLIADEL for patients undergoing initial surgery for malignant glioma in the United States as well as Europe and other countries,

     - the successful development and commercialization of product candidates that result from our collaboration with Amgen, and

     - our ability to enter into additional collaborative arrangements and license agreements with other corporate partners for our product candidates and earlier stage technologies as they are developed.

     We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances. We expect that these research, development and clinical trial activities, and regulatory clearances, together with future general and administrative activities, will result in significant expenses for the foreseeable future. We cannot be sure that we will be able to achieve significant and sustained revenues or realize sustained profitable operating results in the future.

DEPENDENCE ON GLIADEL AND RPR

     Our near term prospects depend to a large extent on sales by RPR of GLIADEL, our first commercial product, which was commercially launched in the United States in February 1997. We currently do not know whether the product will ever gain broad market acceptance or the extent of the marketing efforts necessary to achieve broad market acceptance. If GLIADEL fails to gain market acceptance, the failure would have a material adverse effect on our business, financial condition and results of operations.

     To date, we have received clearance from the FDA to market GLIADEL in the United States for a limited subset of patients suffering from brain cancer. This clearance extends to those patients for whom surgical tumor removal, commonly referred to as "resection", is indicated and who have recurrent forms of the brain cancer glioblastoma multiforme. A recurrent form of glioblastoma multiforme is one in which the cancer has returned after initial surgery to remove a brain tumor. The number of patients undergoing recurrent surgery for glioblastoma multiforme is very limited, and we believe the total annual incidence of glioblastoma multiforme in the United States is less than 10,000.

     In order to expand the medical uses, commonly referred to as "indications", for which RPR may market GLIADEL, we and RPR must successfully complete additional lengthy clinical trials. Thereafter, we and RPR will have to apply to the FDA for clearance to market GLIADEL for patients undergoing surgery for the first time for glioblastoma multiforme and potentially other brain cancers. We cannot be sure that we and RPR will be able to successfully complete these clinical trials or receive the desired regulatory clearance. If GLIADEL fails to receive regulatory clearance, the failure would limit RPR's ability to market GLIADEL for use in patients beyond the current narrow indication. The failure would also have a material adverse effect on our business prospects, financial condition and results of operations.

     In addition, RPR has filed for marketing clearance for the current indication for GLIADEL in a number of foreign countries, and as of February 28,1999, RPR has received international regulatory approvals to market and sell GLIADEL in only six foreign countries. RPR may not be able to obtain any other international regulatory approvals for GLIADEL, including all approvals needed in France and Canada to market and sell GLIADEL in those countries. If RPR fails to obtain those approvals, the failure would have a material adverse effect on our business prospects, financial condition and results of operations.

     We have granted RPR exclusive worldwide (excluding Scandinavia and Japan) marketing, sales and distribution rights for GLIADEL. However, our agreements with RPR do not impose any minimum requirements on RPR for the purchase of GLIADEL from us or for the sale of GLIADEL to end-users. Therefore, we have no control over the revenues we receive from the sale and distribution of GLIADEL, which depend completely on RPR's marketing efforts. In addition, prior to the February 1997 commercial launch of GLIADEL in the United States, RPR's oncology sales force had no previous experience in marketing a product to neurosurgeons. We cannot be sure that RPR will elect to continue or increase its marketing and promotional activities for GLIADEL or that its efforts in that regard will be successful. The inability or unwillingness of RPR to aggressively market and promote GLIADEL would have a material adverse effect on our business, financial condition and results of operations.

     GLIADEL is also a very fragile product and can easily break into many pieces if not handled with great care. Product recalls due to excessive breakage of the GLIADEL wafers or for other reasons could also have a material adverse effect on our business, financial condition and results of operations.

     RPR must make certain one-time milestone payments to us upon achieving certain designated domestic and international regulatory approvals. Subject to certain restrictions, RPR is responsible for the timing and content of the applications necessary for international regulatory clearances to market and sell GLIADEL. Thus, whether GLIADEL will receive these clearances depends heavily on the efforts of RPR. We cannot be sure all or certain of these milestones will be satisfied in a manner so as to entitle us to receive the corresponding milestone payments from RPR. The potential milestone payments are significant, and failure to achieve the designated regulatory objectives could have a material adverse effect on our business, financial condition and result of operations.

THE AMGEN COLLABORATION

     Certain of the amounts payable to us under our collaboration with Amgen, which include payments upon the achievement of certain potential future regulatory and development milestones as well as royalty payments on product sales, depend on a number of factors. Many of these factors are not within our control, including:

     - the selection of one or more appropriate lead compounds,

     - successful completion of pre-clinical and clinical development activities,

     - application for and obtaining regulatory clearances to market potential products,

     - commercialization of products, and

     - the successful preservation and extension of the patent and other intellectual property rights licensed to Amgen.

     All of these activities are subject to significant risks and uncertainties. For a description of these and other material risks related to the research, development and commercialization of the FKBP neuroimmunophilin ligand technology, you should read the following other sections contained in this Risk Factors discussion:

     - "Technological Uncertainties,"

     - "Uncertainty Regarding Patent and Proprietary Technology,"

     - "Dependence on Licenses of Intellectual Property,"

     - "Uncertainty of Preclinical and Clinical Trial Results,"

     - "Government Regulation and Product Approvals,"

     - "Novel Alternative Technologies and Therapeutic Approaches," and

     - "Competition and Technological Change"

     Moreover, under the terms of our collaboration with Amgen, we have no control over the development activities regarding the FKBP neuroimmunophilin ligand technology, which have been left to the sole discretion of Amgen. Our agreement with Amgen also does not specify a timetable for achieving development and commercialization goals with respect to the FKBP neuroimmunophilin ligand technology. If Amgen does determine to conduct clinical trials on a product candidate resulting from our collaboration, Amgen still may not be able successfully to complete those clinical trials and then receive clearance from the FDA or foreign regulatory authorities to market and sell any such products.

     The FKBP neuroimmunophilin ligand technology we have licensed to Amgen represents a new approach to the treatment of certain types of neurological and other diseases and conditions. We and Amgen have very limited experience in taking the kinds of compounds likely to result from our work with FKBP neuroimmunophilin ligand technology and formulating them into final drug products appropriate for sale to the public. In addition, both of us have limited experience with the scale-up of such compounds from the quantity and quality needed to support research and development efforts to quantities needed to support commercial scale distribution. Also, both we and Amgen have limited experience with the manufacture of compounds of this type for commercial sale. There is a risk that Amgen will not be successful in scaling-up and manufacturing any such compounds needed for commercial sale. For a more complete description of the kinds of risks associated with product manufacture, you should read the second paragraph under the section entitled "Limited Manufacturing Capabilities" below.

     If Amgen is able to obtain all regulatory approvals necessary to market a product resulting from our collaboration, our agreement does not specify any minimum sales requirements for Amgen. Thus, any royalty amounts payable to us in the future will depend entirely on the sales and marketing efforts of Amgen, an activity over which we will have no control. In addition, our agreement with Amgen does not prevent Amgen from pursuing technologies for product candidates competitive with the FKBP neuroimmunophilin ligand technology in the future.

LIMITED MANUFACTURING CAPABILITIES

     To commercialize GLIADEL, we must be able to manufacture this product in sufficient quantities in compliance with regulatory requirements and at acceptable costs. We manufacture GLIADEL at our manufacturing facility in Baltimore, Maryland, which consists of production laboratories and a cleanroom occupying approximately 12,500 square feet. We estimate that the facility currently has the capacity to manufacture approximately 8,000 GLIADEL treatments per year.

     Although we believe this GLIADEL manufacturing facility meets the FDA's current requirements for good manufacturing practices (which are commonly referred to as "cGMP") and the FDA has inspected the facility in the past, we have manufactured only limited quantities of GLIADEL in the facility. We cannot be sure that we will be able to continue to satisfy applicable regulatory standards, including cGMP requirements, and other requirements relating to the manufacture of GLIADEL in the facility.

     We also face risks inherent in the operation of a single facility for manufacture of GLIADEL. These risks include:

     - unforeseen plant shutdowns due to personnel, equipment or other factors, and

     - the possible inability of the facility to produce GLIADEL in quantities sufficient to meet demand.

     Any delay in the manufacture of GLIADEL could result in delays in product shipment. Delays in product shipment would have a material adverse effect on our business, financial condition and results of operations.

     Currently, we have no manufacturing capabilities for our product candidates, including DOPASCAN. Consequently, in order to complete the commercialization process of any of our product candidates, we must either acquire, build or expand our internal manufacturing capabilities or rely on third parties to manufacture these product candidates. We cannot be sure that we or our corporate partners, including Amgen, will be able to (1) acquire, build or expand facilities that will meet quality, quantity and timing requirements or
(2) enter into manufacturing contracts with others on acceptable terms, or at all. Our inability, or that of our corporate partners, to accomplish these tasks could have a material adverse effect on our business, financial condition and results of operations.

     Third-party manufacturers must also comply with FDA, Drug Enforcement Administration (DEA), and other regulatory requirements for their facilities, including the FDA's cGMP regulations. In addition, manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product. Changes in methods of manufacture, including commercial scale-up, can, among other things, require the performance of new clinical studies. Moreover, if we decide to manufacture one or more of our product candidates ourselves, we would incur substantial start-up expenses and need to expand our facilities and hire additional personnel.

TECHNOLOGICAL UNCERTAINTIES RELATED TO RESEARCH, DEVELOPMENT AND
COMMERCIALIZATION

     The research, development and commercialization of pharmaceutical drugs inherently involve significant risk. Except for GLIADEL, we do not expect to generate revenues from product sales, including any products that may result from our collaboration with Amgen, for at least the next several years, if ever. To date we have dedicated substantially all of our resources to the discovery, development and commercialization of proprietary products for (1) the diagnosis, treatment and prevention of neurological diseases and conditions and (2) targeted, controlled drug delivery using biodegradable polymers for the treatment of cancer and other diseases. We expect to continue to dedicate substantially all of our resources to these two areas for the foreseeable future. Before we or our corporate partners can be in a position to commercialize a new product (i.e., to market, distribute and sell the product), each of us will have to:

     - expend substantial capital and effort to develop our product candidates further, which includes conducting extensive and expensive pre-clinical animal studies and human clinical trials,

     - apply for and obtain regulatory approval to market and sell such product candidates, and

     - conduct other costly activities related to preparation for product launch, among many other activities.

     In certain cases, we are using compounds that we consider to be "prototype" compounds in the research phase of our work. These compounds include GPI-6150 and GPI-2138. By prototype compounds we mean compounds that we are using primarily to establish that a relevant scientific mechanism of biological or chemical action could have commercial application in diagnosing, treating or preventing disease. These activities are sometimes referred to as establishing the "proof of principle" of a certain approach to drug research and development. We generally do not consider our prototype compounds to be lead compounds acceptable for further development into a product because of factors that render them unsuitable as drug candidates. Such factors include sub-optimal metabolic or pharmacokinetic characteristics or unfavorable patent coverage. In order to develop commercial products, we will need to conduct research using other compounds that share the key aspects of the prototype compounds but do not have the unsuitable factors. We cannot be sure that this will always be possible.

     In addition, our product candidates are subject to the risks of failure inherent in the development of products based on new and unproved technologies. These risks include the possibility that:

     - our new approaches will not result in any products that gain market acceptance;

     - a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for marketing,

       '- a product, even if found to be safe and effective, could still be difficult to manufacture on the large scale necessary for commercialization or be otherwise uneconomical to market,

     - a product will unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which our drugs may be used,

     - proprietary rights of third parties will preclude us from manufacturing or marketing a new product, or

     - third parties will market superior or more cost-effective products.

     As a result, our activities, either directly or through corporate partners, may not result in any commercially viable products.

NEED FOR ADDITIONAL PARTNERS TO DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES

     Our resources are limited, particularly because we are developing our technologies for a variety of different diseases. Our business strategy requires that we enter into various arrangements with:

     - corporate partners, such as RPR and Amgen,

     - academic investigators at universities, such as Johns Hopkins and others,

     - licensors of technologies, such as Johns Hopkins, Massachusetts Institute of Technology (MIT) and Research Triangle Institute (RTI),

     - licensees of our technologies, such as Daiichi Radioisotope Laboratories, Ltd. (DRL) and others.

     Our success depends in large part upon the efforts of these parties.

     Like many small biopharmaceutical companies, our business strategy includes finding larger pharmaceutical companies to collaborate with us to support the research, development and commercialization of our product candidates. In trying to attract corporate partners to collaborate with us in the research, development and commercialization process, we face serious competition from other small biopharmaceutical companies and even the in-house research and development staffs of the larger pharmaceutical companies themselves. If we fail to enter into such arrangements with corporate partners, this failure may severely limit our ability to proceed with the research, development, manufacture or sale of product candidates. For example, we are actively seeking corporate partners to assist in the development of DOPASCAN as well as our NAALADase and PARP inhibitor neuroprotective drug programs, but we may not find suitable corporate partners for these programs.

     It is common in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical or other products. That is the case with some of our current corporate partnerships, including our collaboration with Amgen. It is likely that it will also be the case with any future similar arrangements into which we enter. If one of our collaborative partners fails to develop or commercialize successfully any of our product candidates, this failure could materially and adversely affect our business, financial condition and results of operations.

     Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore they are likely to enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Thus our collaborators, including Amgen, may pursue alternative technologies or product candidates either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by our collaborative arrangements. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

     We also depend to a large extent on technology license agreements with third parties, including our agreements with Johns Hopkins relating to the neuroimmunophilin ligand technology. This license agreement and others we have require that we meet a specified schedule for achieving certain research, development and regulatory milestones and that we spend minimum amounts of money to develop the technology. If we are unable to meet these requirements under a license, our licensor could terminate the license and thus deprive us of access to key technology. A deprivation of this type could have a material adverse effect on our business, financial condition and results of operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     We are not profitable and do not expect to be profitable for the next several years, if ever. Consequently, we will require substantial funds in order to continue our research and development programs and pre-clinical and clinical testing and to manufacture and, where applicable, market our products. Under our operating lease with a trust affiliated with First Union National Bank related to our new research and development facility, we are required to hold in the aggregate unrestricted cash, cash equivalents and investments of $40 million at all times during the term of the lease. In addition, we are required to maintain certain amounts of cash collateral at First Union related to this operating lease and certain other indebtedness with First Union. These requirements may limit our ability to access our capital in the future.

     Our capital requirements depend on numerous factors, including:

     - the progress of our research and development programs,

     - the progress of pre-clinical and clinical testing,

     - the time and costs involved in obtaining regulatory approvals,

     - the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

     - competing technological and market developments,

     - changes in our existing research relationships with universities and others,

     - our ability to establish collaborative arrangements with large pharmaceutical companies and others,

     - the requirements and timing of entering into technology licensing agreements and other similar arrangements, and

     - the progress of efforts to scale-up manufacturing processes.

     We believe that our existing resources will be sufficient to fund our activities at least for the next twelve months. Nevertheless, we may use these existing resources before that time because of changes in our research and development and commercialization plans or other factors affecting our operating expenses or capital expenditures, including potential acquisitions of other businesses, assets or technologies.

     We anticipate that we will fund future capital requirements through a combination of:

     - revenues generated under our agreements with RPR relating to GLIADEL,

     - revenues generated under our agreement with Amgen related to the FKBP neuroimmunophilin ligand technology,

     - public or private financings (as necessary),

     - new agreements with corporate partners for the research, development and commercialization of our technologies, and/or

     - other potential sources.

     Our ability to raise future capital on acceptable terms depends on conditions in the public and private equity markets and our performance, as well as the overall performance of other companies in the biopharmaceutical and biotechnology sectors. We cannot be sure that we will be able to obtain any future financing that we may require on acceptable terms, or at all.

LIKELY VOLATILITY OF OUR STOCK PRICE

     The market price of our common stock has been and is likely to continue to be highly volatile, and an investment in our shares involves substantial risks. The market prices for shares of smaller biotechnology companies like ours have a history of being highly volatile. Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations, like us, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

     From time to time stock market professionals publish research reports covering us and our future prospects. A number of factors may limit our ability to meet the expectations of securities analysts or investors and thus may adversely affect our stock price. Such factors include:

     - announcements by us or our competitors of clinical results, technological innovations, product sales, new products or product candidates,

     - developments or disputes concerning patent or proprietary rights,

     - regulatory developments affecting our products,

     - period-to-period fluctuations in the results of our operations, and

     - market conditions for emerging growth companies and biopharmaceutical companies.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY

     Our success will depend in large part on our ability to:

     - obtain, maintain and enforce patent protection for our products and processes,

     - license rights to patents from third parties,

     - maintain trade secret protection, and

     - operate without infringing upon the proprietary rights of others.

     Patent protection for our technologies and products will be a crucial factor in our ability to develop and commercialize our products. Large pharmaceutical companies consider a strong patent estate critical when they evaluate whether to enter into a collaborative arrangement to support the research, development and commercialization of a technology. Without the prospect of reasonable patent protection, it would be difficult for a corporate partner, or our company for that matter, to justify the time and money that is necessary to complete the development of a product.

     The rules and criteria for receiving and enforcing a patent for pharmaceutical and biotechnological inventions are still developing and are unclear in many respects. The ultimate scope of patent protection afforded these types of patents remains uncertain, and a number of our product candidates are subject to this uncertainty.

     Many others, including companies, universities and other research organizations, work in the areas of our business, and we cannot be sure that the claims contained in our issued patents will be interpreted as broadly as we would like in light of the inventions of these other parties. In addition, we cannot be sure that the claims set forth in our pending patent applications will issue in the form submitted. These claims may be narrowed or stricken, and the applications may not even ultimately result in valid and enforceable patents.

     We are aware of a company which has asserted publicly that it has submitted five U.S. patent applications (one of which is under Notice of Allowance) claiming the use of certain of its immunosuppressive compounds and certain multidrug resistance compounds for nerve growth applications. This company has also publicly stated that it holds nine issued U.S. patents and three U.S. patent applications pending (one of which is under a Notice of Allowance) that it states claim compounds that are useful in nerve growth applications. We do not believe that our neurotrophic compounds, including those under the FKBP neuroimmunophilin ligand technology licensed to Amgen, infringe on this company's patents. Nevertheless, we cannot be sure that our patents and patent applications will adequately protect our neurotrophic product candidates. Thus our neurotrophic product candidates may infringe or be dominated by this company's current patents or patents that may issue in the future, or those of any other company.

     In order to protect our proprietary position with respect to our neuroimmunophilin ligands, we filed an opposition in 1998 in an effort to prevent the final issuance of a European patent to the company we reference in the immediately preceding paragraph. While we do not believe the claims of this European patent would be valid, any final issuance could result in future litigation if this company were to allege that we infringed the claims of this patent in Europe.

     Furthermore, we cannot be sure that any or all of the patent applications assigned or licensed to us from third parties will be granted. We cannot offer assurances that we will develop additional products or processes that are patentable, or that any patents issued to us, or licensed by us, will provide us with any competitive advantages or adequate protection for our products. We also cannot be sure that others will not successfully challenge, circumvent or invalidate any or our existing or future patents or intellectual property.

     Our policy is to control the disclosure and use of our know-how and trade secrets by entering into confidentiality agreements with our employees, consultants and third parties. There is a risk, however, that:

     - these parties will not honor our confidentiality agreements,

     - others will independently develop equivalent or competing technology,

     - disputes will arise concerning the ownership of intellectual property or the applicability of confidentiality obligations, or

     - disclosure of our trade secrets will occur regardless of these contractual protections.

     In our business, we often work with consultants and research collaborators at universities and other research organizations. To the extent that any of these consultants or research collaborators use intellectual property owned by others as part of their work with us, disputes may arise between us and these other parties as to which one of us has the rights to intellectual property related to or resulting from the work done.

     We support and collaborate in research conducted in universities, such as Johns Hopkins, and in governmental research organizations, such as the National Institutes of Health. We cannot be sure that we will have or be able to acquire exclusive rights to the inventions or technical information that result from work performed by university personnel or at these organizations. Also, disputes may arise as to which party should have rights in research programs that we conduct on our own or in collaboration with others that are derived from or related to the work performed at the university or governmental research organization. In addition, in the event of a contractual breach by us, certain of our collaborative research contracts provide that we must return the technology rights (including any patents or patent applications) to the contracting university or governmental research organization.

     Questions of infringement of intellectual property rights, including patent rights, may involve highly technical and subjective analyses. Some or all of our existing or future products or technologies may now or in the future infringe the rights of other parties. These other parties might initiate legal action against us to enforce their claims, and our defense of the claims might not be successful.

     We may incur substantial costs if we must defend against charges of infringement of patent or proprietary rights of third parties. We may also incur substantial costs if we find it necessary to protect our own patent or proprietary rights by bringing suit against third parties, including suits involving our neurotrophic product candidates. We could also lose rights to develop or market certain products or be required to pay monetary damages or royalties to license proprietary rights from third parties. In response to actual or threatened litigation, we may seek licenses from third parties or attempt to redesign our products or processes to avoid infringement. We cannot be sure that we will be able to obtain licenses on acceptable terms, or at all, or successfully redesign our products or processes.

     In addition to the risk that we could be a party to patent infringement litigation, the U.S. Patent and Trademark Office (or its foreign counterparts) could require us to participate in patent interference proceedings that it declares. These proceedings are often expensive and time-consuming, even if we were to prevail in such a proceeding. We may also be forced to initiate legal proceedings to protect our patent position or other proprietary rights. These proceedings typically are costly, protracted, and offer no assurance of success.

     Under our collaboration with Amgen, Amgen is responsible for preparing, filing, prosecuting, maintaining and defending patent applications and patents relating to the FKBP neuroimmunophilin ligand technology. We cannot be sure that Amgen will pursue these activities in the same manner or as vigorously as we would if we had that responsibility. Furthermore, Amgen has the option to take the lead in bringing actions to enforce patent rights relating to the FKBP neuroimmunophilin ligand technology and to defend against third party infringement suits regarding that technology. While Amgen and Guilford have agreed to consult with each other on such matters, in the event of disagreement, Amgen's decisions will control.

DEPENDENCE ON LICENSES OF INTELLECTUAL PROPERTY

     We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including certain intellectual property underlying GLIADEL, DOPASCAN and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we are generally obligated to:

     - exercise diligence in the research and development of these technologies,

     - achieve certain development and regulatory milestones,

     - expend minimum amounts of resources in bringing potential products to market,

     - make certain royalty and milestone payments to the party from which we have licensed the technology, and

     - reimburse certain patent cost to these parties.

     In addition, these license agreements obligate us to abide by certain record-keeping and periodic reporting obligations. Each licensor has the power to terminate its agreement if we fail to meet our obligations under that license. We may not be able to meet our contractual obligations under these license agreements. Furthermore, these obligations may conflict with our obligations under other agreements that we have.

     If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing our marketing and sales rights would have a material and adverse effect on our business, financial condition and results of operations. Our license agreements require that we pay a royalty on sales of GLIADEL to the university that licensed us the technology underlying that product. In addition, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN and any compounds that come from the neuroimmunophilin ligand technology.

     In the future, to support our product development efforts we may need research materials or scientific information that researchers at universities or other organizations generate. We cannot be sure that we will be able to obtain this scientific information or research materials in a timely manner or at all.

REIMBURSEMENT UNCERTAINTY

     Sales of our product candidates will depend in part on the availability of reimbursement from third-party health care payors, such as government insurance plans, including Medicare and Medicaid in the United States, and private insurance plans. Reimbursement policies for GLIADEL remain uncertain, both domestically and internationally. We cannot be sure that any reimbursement will be available for GLIADEL or any of our product candidates under development. Furthermore, even if reimbursement is available, we cannot be sure that it will be available at price levels sufficient to realize an appropriate return on our investment in GLIADEL or other products in development.

RELIANCE ON SOLE-SOURCE SUPPLIERS

     Currently we are able to purchase certain key components for GLIADEL and our product candidates only from single source suppliers. These suppliers are subject to many strict regulatory requirements regarding the supply of these components. We cannot be sure that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply us with the key components we require. If suppliers are unable or refuse to supply us, or will supply us only at a prohibitive cost, we may not be able to access additional sources at acceptable prices, on a timely basis, if ever.

     The current formulation of GLIADEL utilizes the chemotherapeutic agent, BCNU, which is also known as "carmustine". Currently we can procure BCNU only from two sources in the United States, and we are not aware of any supplier outside of the United States. We currently obtain BCNU from one of these two U.S. suppliers on a purchase order basis and not through any long-term supply agreement. If we fail to receive key supplies necessary for the manufacture of GLIADEL on a timely basis at a reasonable cost, delays in product shipment could result. Delays of this type would have a material adverse effect on our business, financial condition and results of operations.

     The manufacture of DOPASCAN requires that a precursor compound be labeled with a radioactive isotope of iodine, known as Iodine-123, to form the final product. Only a limited number of companies worldwide are capable of performing the necessary "radioiodination" of the precursor and distribution of the final product. Currently, we do not have any arrangement for the manufacture and supply of DOPASCAN nor do we have the internal capability to manufacture DOPASCAN ourselves. Consequently, we will not be in a position to commence Phase III or other clinical trials for DOPASCAN until we locate a qualified supplier.

     We have assessed the companies that we believe are currently capable of manufacturing a product like DOPASCAN. Based on this assessment, we believe a significant risk exists that we may not be able to find a manufacturer who can meet the quality and cost requirements required to conduct the Phase III clinical trials that will be necessary to support application to the FDA for regulatory approval. Inability to come to agreement with a suitable manufacturer for the clinical and commercial supply of DOPASCAN on acceptable terms would prevent us from developing this product candidate further.

GOVERNMENT RIGHTS TO GOVERNMENT SUPPORTED RESEARCH

     The U.S. government holds certain rights that govern aspects of the technology licensed to us. These rights include a non-exclusive, royalty-free, worldwide license for the government to practice or have practiced resulting inventions for any governmental purpose. In addition, the U.S. government has the right to grant to others licenses which may be exclusive under any of these inventions if the government determines that:

     - adequate steps have not been taken to commercialize such inventions,

     - the grant is necessary to meet public health or safety needs, or

     - the grant is necessary to meet requirements for public use under federal regulations.

     The U.S. government also has the right to take title to a subject invention if we fail to disclose the invention, and may elect to take title within specified time limits. The U.S. government may acquire title in any country in which we do not file a patent application within specified time limits.

     Federal law requires any licensor of an invention partially funded by the federal government to obtain a commitment from any exclusive licensee, such as us, to manufacture products using the invention substantially in the United States. Further, these rights include the right of the government to use and disclose technical data relating to licensed technology that was developed in whole or in part at government expense. Our principal technology license agreements contain provisions recognizing these rights.

     We have entered into a contract with the U.S. Army, funded by the Office of National Drug Control Policy (commonly referred to as the "Drug Czar"), to provide certain financial support for research being conducted by us on a potential cocaine inhibitor. That contract permits the U.S. government to obtain unlimited rights in data developed in the course of our performance if we do not use the data within five years after termination of the contract to conduct further laboratory investigation and/or clinical trials aimed at developing a commercial product to combat drug abuse.

UNCERTAINTY OF PRE-CLINICAL AND CLINICAL TRIAL RESULTS

     In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both pre-clinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. Together with RPR, we commenced a Phase III clinical trial for GLIADEL in December 1997 in patients undergoing initial surgery for the brain cancer malignant glioma. We cannot be sure that the results of this or other clinical trials we may conduct in the future will be successful. Adverse results from this or any future trial would have a material adverse effect on our business, financial condition and results of operations.

     We also face the risk that we will not be permitted to undertake or continue clinical trials for any of our product candidates in the future. Even if we are able to conduct such trials, we may not be able to demonstrate satisfactorily that the products are safe and effective and thus qualify for the regulatory approvals needed to market and sell the products. Results from pre-clinical studies and early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

     Our research, pre-clinical development and clinical trials and the manufacturing and marketing of our product candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Except for GLIADEL, none of our product candidates has received marketing clearance from the FDA. In addition, none of our product candidates has received clearance from any foreign regulatory authority for commercial sale, except with respect to GLIADEL, which has received marketing clearance in a very limited number of foreign countries.

     As a condition to approval of our product candidates under development, the FDA could require additional pre-clinical, clinical or other studies. Any requirement that we perform additional pre-clinical, clinical or other studies, or purchase clinical or other data from other companies could have a material adverse effect on our business, financial condition and results of operations.

     In order to obtain FDA approval of a new drug product for a specific clinical use, we must demonstrate to the satisfaction of the FDA that the product is safe and effective for its intended use. We must also demonstrate that the product is capable of being manufactured in accordance with applicable regulatory standards. Significant risks exist that:

     - we will not be able to satisfy the FDA's requirements with respect to any of our drug product candidates or with respect to the proposed expanded labeling for GLIADEL for patients undergoing initial surgery for malignant glioma, or

     - even if the FDA does approve our product candidates or expanded labeling, the FDA will approve less than the full scope of uses or labeling that we seek.

     Failure to obtain regulatory drug approvals on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

     Even if we are able to obtain necessary FDA approval, the FDA may nevertheless require post-marketing testing and surveillance to monitor the approved product and continued compliance with regulatory requirements. The FDA may withdraw product approvals if we or our corporate partners, such as RPR in the case of GLIADEL, do not maintain compliance with regulatory requirements. The FDA may also withdraw product approvals if problems concerning safety or efficacy of the product occur following approval.

     The process of obtaining FDA and other required approvals or licenses and of meeting other regulatory requirements to test and market drugs, including controlled substances and radiolabeled drugs, is rigorous and lengthy. It has required, and will continue to require, that we expend substantial resources. We will need to conduct clinical trials and other studies on all of our product candidates before we are in a position to file a new drug application for marketing and sales approval. Unsatisfactory clinical trial results and other delays in obtaining regulatory approvals or licenses would prevent the marketing of the products we are developing. Until we receive the necessary approvals or licenses and meet other regulatory requirements, we will not receive revenues or royalties related to product sales.

     In addition to the requirements for product approval, before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved as well. Products may be subject to price controls or limits on reimbursement. The requirements governing product pricing and reimbursement vary widely from country to country and can be implemented disparately at the national level. As to reimbursement, the European Union generally provides options for its fifteen Member States to restrict the range of medicinal products covered by their national health insurance systems. The European Union also generally provides options for its Member States to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may, instead, adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We cannot guarantee that any country which has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements for our products or those of our corporate partners, including RPR and its applications for GLIADEL in France, Canada and elsewhere outside the United States.

     We hope to capitalize on current FDA regulations and the new provisions of the FDA Modernization Act of 1997. These regulations and provisions permit "fast track" approval or more limited "treatment use" of, and cost recovery for, certain experimental drugs under certain circumstances. The FDA's fast track accelerated or expedited regulations apply only to:

     - drug products intended to treat seriously debilitating or life-threatening diseases and that provide meaningful therapeutic benefit to patients over existing treatments, or

     - drug products that are for diseases for which no satisfactory or alternative therapy exists.

     The FDA's Modernization Act contains certain provisions patterned after the accelerated approval regulations and other provisions pertaining to expanded access, i.e., treatment uses. Since some of the new statutory provisions and current FDA regulations are different from one another, it is unclear how they will apply, if at all, to our drug candidates. We cannot be sure that our drug candidates will qualify for fast-track approvals or for treatment use and cost recovery.

     Controlled drug products and radiolabeled drugs are subject to special regulations in addition to those applicable to other drugs. Certain of our products and product candidates (including DOPASCAN) are or may be subject to regulation by the DEA as controlled substances and other federal agencies as radiolabeled drugs. If we are unable to continue to obtain exceptions from the DEA for shipment abroad or other activities, as we have in the past, this situation could have a material adverse effect on us.

     We have obtained registrations for our facilities from the DEA. We have also obtained exceptions from the DEA with respect to various of our activities involving DOPASCAN, including the shipment of certain quantities of a precursor of this product candidate to an overseas collaborative partner. However, we cannot be sure that these exceptions will be sufficient to cover our future activities or that the DEA will not revoke the exceptions. We also cannot be sure that we will be able to meet the other requirements to test, manufacture and market controlled substances or radiolabeled drugs, or that we will be able to obtain additional necessary approvals or licenses to meet state, federal and international regulatory requirements to manufacture and distribute these products. The Modernization Act requires the FDA to issue and finalize within one and one-half years regulations governing the approval of radiolabeled drugs. We do not know and cannot predict how these and other provisions may affect the potential for approval of DOPASCAN.

NOVEL ALTERNATIVE TECHNOLOGIES AND THERAPEUTIC APPROACHES

     Many of our product development efforts focus on novel alternative therapeutic approaches and new technologies that have not been widely studied. Applications for these approaches and technologies include, among other things, the treatment of brain cancer, the diagnosis and monitoring of Parkinson's disease, the promotion of nerve growth and the prevention of neuronal damage. These approaches and technologies may not be successful. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies. Our competitors may succeed in developing technologies or products that are more effective or economical than those we are developing. Rapid technological change or developments by others may result in our technology or product candidates becoming obsolete or noncompetitive.

COMPETITION AND TECHNOLOGICAL CHANGE

     The technological areas in which we work continue to evolve at a rapid pace. Our future success depends upon maintaining our ability to compete in the research, development and commercialization of products and technologies in our areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutions is intense and expected to increase.

Many of these competitors have substantially greater research and development capabilities and experience and manufacturing, marketing, financial and managerial resources than we do, and represent significant competition for us.

     Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those we are developing. We are aware of the development by other companies and research scientists of alternative approaches to:

     - the treatment of malignant glioma,

     - the diagnosis of Parkinson's disease,

     - the promotion of nerve growth and repair,

     - the treatment and prevention of neuronal damage, and

     - the treatment of cocaine addiction.

     Our competitors may develop products that render our products or technologies noncompetitive or obsolete. In addition, we may not be able to keep pace with technological developments.

     Any product candidate that we develop and for which we gain regulatory approval, including GLIADEL, must then compete for market acceptance and market share. For certain of our product candidates, an important factor will be the timing of market introduction of competitive products. Accordingly, we expect that the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

     Significant competitive factors include:

     - capabilities of our collaborators,

     - product efficacy and safety,

     - timing and scope of regulatory approval,

     - product availability,

     - marketing and sale capabilities,

     - reimbursement coverage from insurance companies and others,

     - the amount of clinical benefit of our product candidates relative to their cost,

     - the method of administering a product,

     - price, and

     - patent protection.

     Our competitors may very well develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do. Our competitors' achievement of any of these goals could have a material adverse effect on our business, financial conditions and results of operations.

LIMITED CLINICAL AND REGULATORY COMPLIANCE CAPABILITIES

     We have limited resources in the areas of product testing and regulatory compliance. Consequently, in order to carry our products through the necessary regulatory approvals and prepare our product candidates for commercialization and marketing, we will have to:

     - expend capital to acquire and expand such capabilities,

     - reach collaborative arrangements with third parties to provide these capabilities, or

     - contract with third parties to provide these capabilities.

RISK OF PRODUCTS LIABILITY

     We may potentially become subject to large liability claims and significant defense costs as a result of the design, manufacture or marketing of our products, including GLIADEL, or the conduct of clinical trials involving these products. A products liability-related claim or recall could have a material adverse effect on us. We currently maintain only $15 million of product liability insurance covering clinical trials and product sales. We cannot be sure that this existing coverage or any future insurance coverage we obtain will be adequate. Furthermore, we cannot be sure that our insurance will even cover any claims made against us.

     Product liability insurance varies in cost. It can be difficult to obtain, and we may not be able to purchase it in the future on terms acceptable to us, or at all. We also may not be able to otherwise protect against potential product liability claims. If this occurs, it could prevent or inhibit the clinical development and/or commercialization of any products we are developing.

DEPENDENCE ON QUALIFIED PERSONNEL AND CONSULTANTS

     We depend heavily on the principal members of our management and scientific staff, including our Chief Executive Officer, Craig R. Smith, M.D., and member of our Board of Directors and consultant to our company, Solomon H. Snyder, M.D. The loss of the services of either of these individuals or other members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

     We have entered into a consulting agreement with Dr. Snyder and an employment agreement with Dr. Smith, each of which provides protection for our proprietary rights. Nevertheless, either Dr. Snyder or Dr. Smith may terminate his relationship with us at any time. Accordingly, we cannot be sure that either of these individuals or any of our other employees or consultants will remain with us. In the future they may take jobs or consulting positions with our competitors. These employees or consultants may also choose to organize competing companies or ventures.

     Our planned activities will require individuals with expertise in many areas including:

     - medicinal chemistry and other research specialties,

     - pre-clinical testing,

     - clinical trial management,

     - regulatory affairs,

     - manufacturing, and

     - business development.

     These planned activities will require additional personnel, including management personnel, and will also require existing management personnel to develop added expertise. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to our activities. We cannot be sure that we will be able to attract and retain the personnel necessary for the development of our business. Furthermore, the many pharmaceutical, biotechnology and health care companies and academic and other research institutions compete intensely for experienced scientists. If we are not able to hire the necessary experienced scientists or develop the necessary expertise, this inability could have a material adverse effect on our operations. In addition, we also depend on the support of our collaborators at research institutions and our consultants.

LACK OF SALES AND MARKETING EXPERIENCE

     We currently do not have a sales force, and we have no experience in marketing or selling a product in a commercial setting. If we decide to establish an in-house sales force, our efforts may not be successful in this regard. In addition, if we succeed in bringing additional products to market, our sales force will have to compete with many other companies that currently have extensive and well-funded marketing and sales operations. We cannot be sure that our marketing and sales efforts would compete successfully against these other companies.

HAZARDOUS AND RADIOACTIVE MATERIALS; ENVIRONMENTAL MATTERS; ANIMAL TESTING

     Our research and development processes involve the controlled use of hazardous and radioactive materials. We and our collaborative partners are subject to international, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous and radioactive materials. We believe that the safety procedures relating to our in-house research and development and manufacturing efforts comply in all material respects with the standards prescribed by such laws and regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. Moreover, we cannot be sure that our collaborative partners are currently complying with the governing standards. We also cannot be sure that we and our collaborative partners will be in compliance with such standards in the future. If a regulatory authority determines that we or our collaborative partners are not complying with the governing laws and regulations, the determination could have a material adverse effect on our business, operations or finances. In addition, we and/or our collaborative partners could be held liable for damages, fines or other liability, which could exceed our resources.

     We believe that we are and will continue to be in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material capital expenditures for environmental control facilities in the near term. However we may still have to incur significant costs to comply with environmental laws and regulations in the future. In addition, future environmental laws or regulations may have a material adverse effect on our operations, business or assets.

     Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our collaborators by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION AND EXCHANGE RIGHTS

     As of March 15, 1999, we had approximately 19.4 million shares of common stock outstanding. As of that date, we had issued options to purchase approximately an aggregate of 3.7 million shares of our common stock and warrants to purchase approximately 1.0 million additional shares of our common stock.

     A significant portion of our outstanding common stock is and shares issuable upon exercise of outstanding options and warrants would be freely tradable in the public markets. Holders of approximately 1.4 million shares of our common stock and warrants to purchase an additional 1.0 million shares, including Amgen, have certain rights to register the shares of common stock underlying these options and warrants with the SEC for sale in the public market. Holders of these registration rights may exercise them at any time. The exercise of these registration rights would permit the resale of some or all of such shares in the public market.

     If we were to initiate a public offering of our shares in the future in order to raise additional capital, the holders of these warrants and shares of our common stock could require us to include their shares in the registration. If the holders of these warrants and shares request inclusion in the registration, the sale of their shares could limit our ability to raise the desired additional capital. We cannot predict what effect, if any, sales of shares of our common stock by these other parties or the availability for sale such shares will have on the market prices of our common stock prevailing from time to time. The possibility that substantial amounts of our common stock may be sold in the public market could create a downward force on the prevailing market prices for our common stock. This possibility could also impair our ability to raise capital through the sale of our stock.

     During the term of the outstanding warrants and options, the holders can take advantage of a rise in the market price of our common stock by purchasing the shares underlying their warrants and options from us and then reselling those shares on the public market. The holders can profit from the difference between the price they have to pay to us to issue the shares to them and the higher price for which they can sell the shares on the public market. Accordingly, holders of options and warrants will most likely exercise them at times when the market price of our common stock is high relative to the exercise prices of the options and warrants with the intention of promptly reselling the shares in the public market.

     This practice could negatively affect our other stockholders in certain ways, including the following:

     - placing downward pressure on the market price for our common stock by adding to the volume of our shares available for sale at a given time;

     - diluting the interests of other stockholder by issuing shares at below-market prices upon the exercise of options and warrants; and

     - limiting our ability to sell shares our self to the public market since we might want to raise capital at times that our stock price is relatively higher.

ANTI-TAKEOVER PROVISIONS; PREFERRED STOCK

     Our certificate of incorporation and the Delaware General Corporation Law contain certain provisions, including the requirements of Section 203 of the Delaware General Corporation Law, that may delay or prevent an attempt by a third party to acquire control of us. In general, Section 203 prohibits certain business combinations (including mergers) for a period of three years between us and any third party who owns 15% or more of our common stock. This provision does not apply if:

     - our Board of Directors approves of the transaction before the third party acquires 15% of our stock,

     - the third party acquires at least 85% of our stock at the time its ownership goes past the 15% level, or

     - our Board of Directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

     We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the Board of Directors under certain circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. The plan thus makes an acquisition much more costly to a potential acquirer.

     Our certificate of incorporation also authorizes us to issue up to 4,700,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. We do not have to obtain stockholder approval to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. While our Board of Directors has no current intentions or plans to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

ABSENCE OF DIVIDENDS

     We have never declared or paid any cash dividends on our common stock and do not intend to do so for the foreseeable future. In addition, the terms of our current loan and lease agreements prohibit us from paying any cash dividends.

YEAR 2000 COMPLIANCE

     We are conducting a review of our internal computer systems to determine whether these systems will experience a so-called "Year 2000 problem". We have also begun to make inquiries of third parties with which we do business with respect to their computer systems, to determine whether their systems will experience a Year 2000 problem. A Year 2000 problem would result from a computer system (which includes embedded software in computer chips) recognizing the first two digits of a year after the year 1999 as "19" instead of "20", thereby reading the wrong year.

     We expect to have identified and replaced or corrected all internal computer systems which would cause a Year 2000 problem prior to the end of the second quarter of 1999. We cannot be sure, however, that we will be able complete this project successfully. If we fail to identify and remedy Year 2000 problems, this failure could disrupt important operations which could affect the manufacture of GLIADEL as well as research, development and commercialization of our potential products. We would then be at a competitive disadvantage relative to companies that have corrected Year 2000 problems.

     In addition, the third parties with which we do business may not identify and replace in a timely manner those of their computer systems that will fail or not properly function because of a Year 2000 problem. These third parties include our corporate partners such as RPR and Amgen, our banks and the financial institutions which hold our financial assets, and our significant vendors. Other than making inquiries of these third parties and assessing their responses, we are not in a position to verify independently the Year 2000 compliance status of these third parties. In most cases we have limited or no ability to directly influence the Year 2000 compliance activities of these third parties. Failure of any or all of these third parties to achieve substantial Year 2000 compliance could have a material adverse effect on our business, financial condition and results of operations.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "Stock Description and Form 10-K" on the inside back cover of the Company's 1998 Annual Report to Stockholders is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this report.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data" set forth in the 1998 Annual Report to Stockholders is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" set forth in the 1998 Annual Report to Stockholders is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's 1998 Consolidated Financial Statements and Independent Auditors' Report by KPMG LLP set forth in the Company's 1998 Annual Report to Stockholders, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's executive officers is contained in
Item 1A of Part I. The information concerning the Company's directors and with regard to Item 405 of Regulation S-K is to be contained under the caption "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement, which will be filed no later than 120 days following December 31, 1998, and such information is hereby incorporated herein by reference.

     The directors and executive officers of the Company as of March 15, 1999 are as follows:

                 NAME                    AGE                       POSITION
                 ----                    ---                       --------
DIRECTORS:
Craig R. Smith, M.D.                     53    Chairman of the Board, President, and Chief
                                                 Executive Officer
George L. Bunting, Jr.                   58    Director
Richard L. Casey                         52    Director
Elizabeth M. Greetham                    49    Director
Joseph Klein, III                        38    Director
Solomon H, Snyder, M.D.                  60    Director
W. Leigh Thompson, M.D., Ph.D.           60    Director
EXECUTIVE OFFICERS:
John P. Brennan                          56    Senior Vice President, Technical Operations and
                                                 General Manager, Drug Delivery Business
Andrew R. Jordan                         51    Senior Vice President, Chief Financial Officer
                                                 and Treasurer
Peter D. Suzdak, Ph.D.                   40    Senior Vice President, Research & Development
Nicholas Landekic                        40    Vice President, Business Development
Thomas C. Seoh                           41    Vice President, General Counsel and Secretary
William C. Vincek, Ph.D.                 51    Vice President, Corporate Quality
David H. Bergstrom, Ph.D.                44    Vice President, Pharmaceutical and Chemical
                                                 Development
Dana C. Hilt, M.D.                       46    Vice President, Clinical Research and Drug
                                                 Metabolism
Gregory M. Hockel, Ph.D.                 48    Vice President, Regulatory Affairs
Nancy J. Linck, Ph.D., J.D.              57    Vice President, Intellectual Property

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Executive Compensation" in the Company's 1999 Proxy Statement, which will be filed no later than 120 days following December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in the Company's 1999 Proxy Statement, which will be filed no later than 120 days following December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" and "Certain Relationships and Related Party Transactions" in the Company's 1999 Proxy Statement, which will be filed no later than 120 days following December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following Consolidated Financial Statements of the Company and Independent Auditors' Report set forth on the pages indicated in the Company's 1998 Annual Report to Stockholders are included in Exhibit 13.01 to this report and are incorporated into Item 8 of this report:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

     (a)(2) Financial Statement Schedules

     Schedule II--Valuation and Qualifying Accounts

                 GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  SCHEDULE II
                                 (IN THOUSANDS)

                                 BALANCE         CHARGED TO                     BALANCE
     CLASSIFICATION             @ 12/31/95   COSTS AND EXPENSES   DEDUCTIONS   @ 12/31/96
     --------------             ----------   ------------------   ----------   ----------
Inventory Reserve                  $ --               --               --         $ --

                                 BALANCE         CHARGED TO                     BALANCE
     CLASSIFICATION             @ 12/31/96   COSTS AND EXPENSES   DEDUCTIONS   @ 12/31/97
     --------------             ----------   ------------------   ----------   ----------
Inventory Reserve                  $ --             $257               --         $257

                                 BALANCE         CHARGED TO                     BALANCE
     CLASSIFICATION             @ 12/31/97   COSTS AND EXPENSES   DEDUCTIONS   @ 12/31/98
     --------------             ----------   ------------------   ----------   ----------
Inventory Reserve                  $257             $ --             $ --         $257

     All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) Exhibits

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

EXHIBIT
NUMBER*                            DESCRIPTION
-------                            -----------
 3.01A     Amended and Restated Certificate of Incorporation of the
           Company.
 3.01B     Certificate of Amendment to Amended and Restated Certificate
           of Incorporation.
 3.02A     Amended and Restated By-laws of the Company.
 3.02B     Amendments to Amended and Restated By-laws of the Company
           (certain of which filed herewith and incorporated by
           reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
 4.01      Specimen Stock Certificate.
 4.02A     Stockholder Rights Agreement dated September 26, 1995.
 4.02B     Form of Amendment No. 1 to Stockholder Rights Agreement
           (incorporated by reference to Form 8-K, filed October 20,
           1998)
10.01A     1993 Employee Share Option and Restricted Share Plan ("1993
           Option Plan").
10.01B     Amendments to 1993 Option Plan.
10.01C     1998 Employee Share Option and Restricted Share Plan ("1998
           Option Plan") (incorporated by reference to Form S-8, filed on February 12, 1999).
10.01D     Amendment to 1998 Option Plan (filed herewith).
10.02A     Series A Preferred Stock Purchase Agreement, dated September
           30, 1993, as amended between the Company and holders of its
           Series A Preferred Stock ("Series A Agreement").
10.02B     Amendment, dated August 25, 1994, to Series A Agreement.
10.02C     Amendment, dated February 15, 1995, to Series A Agreement.

EXHIBIT
NUMBER*                            DESCRIPTION
-------                            -----------
10.03A+    License Agreement, effective March 18, 1994, between the
           Company and Research Triangle Institute, a not-for-profit
           corporation existing under the laws of North Carolina.
10.03B     Appendix A to Exhibit 10.04.
10.04+     License Agreement, dated March 15, 1994, between the Company and Scios Nova.
10.05      Employment Agreement between the Company and Craig R. Smith,
           M.D.
10.06      Employment Agreement between the Company and Andrew R.
           Jordan.
10.07      Employment Agreement between the Company and John P.
           Brennan.
10.08      (Intentionally Omitted)
10.09      Employment Agreement between the Company and William C.
           Vincek, Ph.D.
10.10      Employment Agreement between the Company and Peter D.
           Suzdak.
10.11      Employment Agreement between the Company and Nicholas
           Landekic.
10.12      Employment Agreement between the Company and Thomas C. Seoh.
10.13A     Amendments to certain executive officer employment letter
           agreements.
10.13B     Form of Change in Control Severance Agreement (incorporated be reference to the Form 10-Q for the quarter ended
           September 30, 1998).
10.13C     Severance Provisions from Employment Letter Agreement,
           effective September 21, 1998, with Nancy J. Linck
           (incorporated be reference to the Form 10-Q for the quarter ended September 30, 1998).
10.14      (Intentionally Omitted)

EXHIBIT
NUMBER*                            DESCRIPTION
-------                            -----------
10.15A     Consulting Agreement, dated August 1, 1993, as amended on
           February 28, 1994, between the Company and Solomon H.
           Snyder, M.D (the "Snyder Consulting Agreement").
10.15B     September 1, 1995 amendment to Snyder Consulting Agreement.
10.15C     November 19, 1997 amendment to Snyder Consulting Agreement.
10.15D     September 1, 1998 and January 1, 1999 amendments to Snyder
           Consulting Agreement (filed herewith).
10.16A+    License Agreement, dated December 20, 1993, between the
           Company and The Johns Hopkins University ("JHU Agreement").
10.16B     Appendix B to JHU Agreement.
10.16C+    Amended and Restated License Agreement, effective November
           25, 1998, between the Company and Johns Hopkins (filed
           herewith).
10.17      Form of Director and Officer Indemnification Agreement.
10.18      Form of Tax Indemnity Agreement.
10.19A     Guilford Pharmaceuticals Inc. Directors' Stock Option Plan.
10.19B     Amendments to Directors' Stock Option Plan (certain of which filed herewith).
10.19C     Amendment to Form of Directors' Stock Option Agreement
           (filed herewith).
10.20      Lease Agreement, dated August 30, 1994, between Crown Royal,
           L.P. and the Company.
10.21A     Lease Agreement, dated June 9, 1997 between SN Properties,
           Inc. and the Company ("Freeport Lease").
10.21B     Amendment, dated February 10, 1998, to Freeport Lease.
10.22(1)   Employment Letter Agreement, effective March 8, 1998,
           between the Company and Gregory M. Hockel, Ph.D.
10.23(1)   Employment Letter Agreement, effective January 27, 1998,
           between the Company and Dana C. Hilt, M.D.
10.24      Exchange and Registration Rights Agreement, dated February
           17, 1995, among the Company and the Abell Foundation, Inc., and the several holders named in Appendix I.
10.25A     Loan and Financing Agreement between the Maryland Economic
           Development Corporation ("MEDCO"), the Company and Signet
           Bank/Maryland ("Signet") ("L&F Agreement").
10.25B     Amendment No. 1, dated June 30, 1998, to L&F Agreement
           (incorporated be reference to the Form 10-Q for the quarter ended June, 1998)
10.26      Leasehold Deed of Trust by and between the Company and
           Janice E. Godwin and Ross Chaffin (as trustees) for the
           benefit of MEDCO and Signet.
10.27A     Insurance Agreement between the Maryland Industrial
           Development Financing Authority and Signet ("Insurance
           Agreement").
10.27B     Letter, dated April 2, 1996, amending Insurance Agreement.
10.27C     Amendment No. 2, dated June 29, 1998, to Insurance Agreement
           (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1998).
10.28+     License Agreement, dated December 9, 1995, by and between
           the Company and Daiichi Radioisotope Laboratories, Ltd.
10.29+     License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos.
10.30      Employment Letter Agreement, effective June 10, 1998,
           between the Company and David H. Bergstrom, Ph.D.
10.31      Master Lease Agreement, dated March 19, 1998, by and between
           Comdisco Laboratory and Scientific Group, a Division of
           Comdisco Healthcare Group, Inc., and the Company
           (incorporated by reference to Form 10-Q for the quarter
           ended March 31, 1998).

EXHIBIT
NUMBER*                            DESCRIPTION
-------                            -----------
10.32+     Bulk Pharmaceutical Sales Contract, dated September 23,
           1994, between the Company and Aerojet-General Corporation.
10.33      Equipment Lease, dated September 18, 1996, between the
           Company and General Electric Capital Corporation.
10.34      Term Loan, dated April 30, 1996, as amended on December 6,
           1996, by and between the Company and Signet Bank.
10.35A     Marketing, Sales and Distribution Rights Agreement between
           Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"), the
           Company and GPI Holdings, Inc., dated June 13, 1996
           ("MSDA").
10.35B+    Amendment No. 1 to MDSA, dated September 25, 1998
           (incorporated by reference to Form 8-K, filed October 2,
           1998).
10.36      Manufacturing and Supply Agreement between RPR and the
           Company, dated June 13, 1996.
10.37A     Stock Purchase Agreement between the Company and
           Rhone-Poulenc Rorer Inc. ("RPR Inc."), dated June 13, 1996
           ("RPR Stock Purchase Agreement").
10.37B     Amendment No. 1 to RPR Stock Purchase Agreement, dated
           September 25, 1998 (incorporated by reference to Form 8-K, filed October 2, 1998).
10.38      Loan Agreement between the Company and RPR Inc., dated June
           13, 1996.
10.39      (Intentionally Omitted)
10.40+     Collaboration and License Agreement, dated December 15, 1997 and effective as of August 20, 1997, between Amgen Inc.
           ("Amgen"), GPI NIL Holdings, Inc. and the Company.
10.41      Stock and Warrant Purchase Agreement, dated October 1, 1997, between Amgen and the Company.
10.42      Registration Rights Agreement, dated October 1, 1997,
           between Amgen and the Company.
10.43      Warrant, dated October 1, 1997 issued to Amgen.
10.44      Security Agreement, dated as of February 5, 1998, between
           First Security Bank, National Association ("First
           Security"), not individually, but solely as the Owner
           Trustee under the Guilford Real Estate Trust 1998-1 (the
           "Trust") and First Union.
10.45      Amended and Restated Trust Agreement, dated as of February
           5, 1998 between the Several Holders from time to time
           parties thereto and the Trust.
10.46      Agency Agreement, dated as of February 5, 1998, between the
           Company and the Trust.
10.47      Credit Agreement, dated as of February 5, 1998, among the
           Trust, the Several Holders from time to time parties thereto and First Union.
10.48      Participation Agreement, dated as of February 5, 1998, among the Company, the Trust, the various and other lending
           institutions which are parties hereto from time to time, as
           Holders, the various and other lending institutions which
           are parties hereto from time to time, as Lenders, and First
           Union.
10.49      Lease Agreement, dated as of February 5, 1998, between the
           Trust and the Company.
10.50      MIDFA Agreement, dated June 29, 1998, by and between MIDFA,
           First Security, the Company and First Union (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998).
10.51      Insurance Agreement, dated June 29, 1998, by and between
           MIDFA and First Union (incorporated by reference to Form
           10-Q for the quarter ended June 30, 1998).
11.01      Statement re: Computation of Per Share Earnings (See Notes
           to Consolidated Financial Statements).
13.01      Portions of the Company's 1998 Annual Report to Stockholders
           (filed herewith).

EXHIBIT
NUMBER*                            DESCRIPTION
-------                            -----------
21.01      Subsidiaries of Registrant (filed herewith).
23.01      Consent of KPMG LLP (filed herewith).
24.01      Power of Attorney (contained in signature page).
27.01      Financial Data Schedule (filed herewith).

---------------
* Unless otherwise noted above, all exhibits referenced above are incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

     (b) Reports on 8-K:

     (1) On October 2, 1998, the Company filed a Current Report on Form 8-K, the purpose of which was to summarize the material terms of amendments to certain of the Company's agreements with RPR and to file those amendments as exhibits.

     (2) On October 20, 1998, the Company filed a Current Report on Form 8-K, the purpose of which was to file the form of the First Amendment to the Company's Shareholder Rights Agreement, dated September 26, 1995.

                        SIGNATURES AND POWER OF ATTORNEY

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1999
                                          GUILFORD PHARMACEUTICALS INC.

                                          By:   /s/ CRAIG R. SMITH, M.D.
                                            ------------------------------------
                                                    Craig R. Smith, M.D.
                                               President and Chief Executive
                                                           Officer

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

              /s/ CRAIG R. SMITH, M.D.                 Chief Executive Officer, President  March 30, 1999
-----------------------------------------------------    and Director (Principal
                Craig R. Smith, M.D.                     Executive Officer)

                /s/ ANDREW R. JORDAN                   Sr. Vice President, Chief           March 30, 1999
-----------------------------------------------------    Financial Officer, and Treasurer
                  Andrew R. Jordan                       (Principal Financial Officer and
                                                         Principal Accounting Officer)

             /s/ SOLOMON H. SNYDER, M.D.               Director                            March 30, 1999
-----------------------------------------------------
               Solomon H. Snyder, M.D.

                /s/ RICHARD L. CASEY                   Director                            March 30, 1999
-----------------------------------------------------
                  Richard L. Casey

             /s/ GEORGE L. BUNTING, JR.                Director                            March 30, 1999
-----------------------------------------------------
               George L. Bunting, Jr.

         /s/ W. LEIGH THOMPSON, M.D., PH.D.            Director                            March 30, 1999
-----------------------------------------------------
           W. Leigh Thompson, M.D., Ph.D.

              /s/ ELIZABETH M. GREETHAM                Director                            March 30, 1999
-----------------------------------------------------
                Elizabeth M. Greetham

                /s/ JOSEPH KLEIN, III                  Director                            March 30, 1999
-----------------------------------------------------
                  Joseph Klein, III