Form 10-Q
period 1999-03-31
GUILFORD PHARMACEUTICALS INC
filed 1999-05-13
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                 --------------
                        COMMISSION FILE NUMBER 000-23736
                                               ---------
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

                         Yes     X             No
                              --------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at May 10, 1998

Common Stock, $.01 par value                               19,422,752
----------------------------                     ------------------------------

INDEX

PART I.     FINANCIAL INFORMATION (UNAUDITED)                                  Page (s)
                                                                               --------
            Item 1.     Financial Statements

                        Consolidated Balance Sheets
                        March 31, 1999 and December 31, 1998                      3

                        Consolidated Statements of Operations
                        Three months ended March 31, 1999 and 1998                4

                        Consolidated Statements of Changes in
                        Stockholders' Equity
                        Three months ended March 31, 1999                         5

                        Consolidated Statements of Cash Flows
                        Three months ended March 31, 1999 and 1998                6

                        Notes to Consolidated Financial Statements                7-8

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations             9-26

            Item 3.     Quantitative and Qualitative Disclosures About
                        Market Risk                                               26

PART II.    OTHER INFORMATION

            Item 6. Exhibits and Reports on Form 8-K                              27

            SIGNATURES                                                            28


                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      MARCH 31, 1999
                                                                        (UNAUDITED)                   DECEMBER 31, 1998
                                                                   --------------------------      -------------------------
                              ASSETS
                              ------
Current assets:
    Cash and cash equivalents                                        $                 8,125        $                 8,480
    Investments                                                                       88,436                        103,281
    Accounts receivable                                                                1,847                          1,241
    Inventories                                                                        1,316                          1,291
    Other current assets                                                                 546                            709
                                                                   --------------------------     --------------------------
          Total current assets                                                       100,270                        115,002
Investments -  restricted                                                             21,064                         16,500
Property and equipment, net                                                           18,297                         18,790
Other assets                                                                             388                            736
                                                                   --------------------------     --------------------------
                                                                     $               140,019        $               151,028
                                                                   ==========================     ==========================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
   Accounts payable                                                  $                 2,135        $                 3,265
   Current portion of long-term debt                                                   2,159                          2,159
   Accrued payroll related costs                                                       2,148                          2,279
   Accrued contracted services                                                         3,067                          2,095
   Accrued expenses and other current liabilities                                      1,415                            960
   Deferred income                                                                     1,125                          1,125
                                                                   --------------------------     --------------------------
          Total current liabilities                                                   12,049                         11,883

Long-term liabilities:
   Long-term debt, net of current portion                                              8,227                          8,766
                                                                   --------------------------     --------------------------

          Total liabilities                                                           20,276                         20,649
                                                                   --------------------------     --------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share
        Authorized 4,700,000 shares,  none issued                                          -                              -
   Series A junior participating preferred stock,
        par value $.01 per share. Authorized 300,000
        shares, none issued                                                                -                              -
   Common stock, par value $.01 per share.
        Authorized 75,000,000 shares
       19,600,017 and 19,594,316 issued
       at March 31, 1999 and December 31, 1998                                           196                            196
   Additional paid-in capital                                                        187,156                        187,139
   Accumulated deficit                                                               (64,506)                       (56,009)
   Accumulated other comprehensive income (loss)                                        (221)                           876
   Notes receivable on common stock                                                      (60)                           (60)
   Treasury stock, at cost: 201,122 and 77,224 at March 31,                           (2,596)                        (1,399)
        1999 and December 31, 1998, respectively.
   Deferred compensation                                                                (226)                          (364)
                                                                   --------------------------     --------------------------
          Total stockholders' equity                                                 119,743                        130,379
                                                                   --------------------------     --------------------------
                                                                     $               140,019        $               151,028
                                                                   ==========================     ==========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    1999                          1998
                                                                         ---------------------------   ----------------------------
Revenues:
    Product sales                                                           $                 1,192      $                     658
    License fees and royalties                                                                  547                            580
    Revenues under collaborative agreements                                                   1,137                          1,144
                                                                         ---------------------------   ----------------------------
       Total revenues                                                                         2,876                          2,382

Costs and Expenses:
    Cost of sales                                                                               630                            339
    Research and development                                                                  9,127                          8,655
    General and administrative                                                                3,521                          2,517
                                                                         ---------------------------   ----------------------------
       Total costs and expenses                                                              13,278                         11,511
                                                                         ---------------------------   ----------------------------

Operating loss                                                                              (10,402)                        (9,129)

Other income (expense):
    Investment and other income                                                               2,069                          2,258
    Interest expense                                                                           (164)                          (203)

                                                                         ---------------------------   ----------------------------
          Net loss                                                          $                (8,497)     $                  (7,074)
                                                                         ===========================   ============================


Basic and diluted loss per common share:                                    $                 (0.44)     $                   (0.36)
                                                                         ===========================   ============================


Average common shares outstanding                                                            19,491                         19,411
                                                                         ===========================   ============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   COMMON STOCK                                      ACCUMULATED
                                                                -------------------      ADDITIONAL                     OTHER
                                                                NUMBER                   PAID-IN      ACCUMULATED   COMPREHENSIVE
                                                               OF SHARES    AMOUNT       CAPITAL        DEFICIT     INCOME (LOSS)
                                                               ---------    ------       -------        -------     -------------

BALANCE, DECEMBER 31, 1998                                    19,594,316  $      196      $ 187,139      $ (56,009)  $         876
Comprehensive loss:
   Net loss for the period                                                                                  (8,497)
     Unrealized loss on available-for-sale
       securities                                                                                                           (1,097)

Total comprehensive loss

Issuances of common stock                                          5,701                         17
Purchase of  129,400 shares of common stock
Distribution of 5,502 shares of treasury stock to 401(k) plan
Stock option compensation                                                                       110
Amortization of deferred compensation
Forfeiture of unvested restricted stock                                                        (110)
                                                              ----------- ----------- -------------- -------------- ---------------
Balance, March 31, 1999                                       19,600,017  $      196      $ 187,156      $ (64,506)  $        (221)
                                                              =========== =========== ============== ============== ===============


                                                                     NOTE
                                                                  RECEIVABLE                                        TOTAL
                                                                   ON COMMON       TREASURY        DEFERRED     STOCKHOLDERS'
                                                                    STOCK       STOCK, AT COST    COMPENSATION      EQUITY
                                                                    -----       --------------    ------------      ------

BALANCE, DECEMBER 31, 1998                                              $ (60)         $ (1,399)        $ (364)      $ 130,379
Comprehensive loss:
   Net loss for the period                                                                                              (8,497)
     Unrealized loss on available-for-sale
       securities                                                                                                       (1,097)
                                                                                                                ---------------
Total comprehensive loss                                                                                              $ (9,594)
                                                                                                                ---------------
Issuances of common stock                                                                                                   17
Purchase of  129,400 shares of common stock                                              (1,277)                        (1,277)
Distribution of 5,502 shares of treasury stock to 401(k) plan                                80                             80
Stock option compensation                                                                                                  110
Amortization of deferred compensation                                                                       28              28
Forfeiture of unvested restricted stock                                                                    110               -
                                                                 ------------- ----------------- -------------- ---------------
Balance, March 31, 1999                                                 $ (60)         $ (2,596)        $ (226)      $ 119,743
                                                                 ============= ================= ============== ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
                                                                                             1999                1998
                                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (8,497)       $     (7,074)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         1,053                 824
      Noncash compensation expense                                                            138                 131
      Gain on sale of assets                                                                    -                   6
   Changes in assets and liabilities:
      Accounts receivable, other current assets and other assets                              (95)             (1,125)
      Inventories                                                                             (25)               (292)
      Accounts payable                                                                     (1,130)               (516)
      Accrued expenses and other current liabilities                                        1,376                 780
      Deferred income                                                                           -                 158
                                                                                     ------------        ------------
         Net cash used in operating activities                                             (7,180)             (7,108)
                                                                                     ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                                  (560)             (2,133)
   Sales and maturities of investments                                                     79,706              12,030
   Purchases of investments                                                               (70,521)            (15,866)
                                                                                     ------------        ------------
         Net cash (used in) provided by investing activities                                8,625              (5,969)
                                                                                     ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of common stock                                                 17                 440
   Purchase of treasury stock                                                              (1,277)                (46)
   Principal payments on bond and term loan payable                                          (540)               (540)
                                                                                     ------------        ------------
         Net cash used in financing activities                                             (1,800)               (146)
                                                                                     ------------        ------------
Net decrease in cash and cash equivalents                                                    (355)            (13,223)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                                        8,480              24,980
                                                                                     ------------        ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                       $      8,125        $     11,757
                                                                                     ============        ============
Supplemental disclosures of cash flow information:
    Net interest paid                                                                $        172        $        212
    Distribution of treasury stock to 401(k) plan                                    $         80        $          -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GUILFORD PHARMACEUTICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

      In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders' equity and cash flows for the three month period ended March 31, 1999 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.

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

      The following table sets forth the computation of the Company's basic and diluted net earnings (loss) per share:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------------
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1999                     1998
                                                                        ------------------------------------------
Net loss                                                                $      (8,497)           $        (7,074)
                                                                        ----------------------- ------------------
Weighted-average shares outstanding                                            19,491                     19,411
Dilutive incremental shares assumed to be outstanding
related to stock options, warrants and put options                                 -                        -
                                                                        ----------------------- ------------------
Weighted-average shares and assumed conversions                                19,491                     19,411
                                                                        ----------------------- ------------------
Basic and Diluted (loss) per share                                      $       ( .44)           $         ( .36)
                                                                        ======================= ==================

3.    INVENTORIES

      Inventories at March 31, 1999 and December 31, 1998 consist of the following:

                                            1999                                   1998
                                          --------                                 ----
                                                        (in thousands)
          Raw materials                     $222                                $   283
          Work in process                    606                                    371
          Finished goods                     488                                    637
                                          ------                                 ------
                                          $1,316                                 $1,291
                                          ======                                 ======


      Inventories are net of applicable reserves and allowances. Inventories include products and materials that may be either available for sale and/or production or utilized internally in the Company's development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

                          GUILFORD PHARMACEUTICALS INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


      CAUTIONARY NOTE

      From time to time in this quarterly report we may make statements which reflect our current expectations regarding our future results of operations, economic performance, and financial condition as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as:

      -     "anticipate",
      -     "believe",
      -     "expect",
      -     "estimate" and similar expressions

      While these statements reflect our current plans and expectations and we base the statements on information currently available to us, we cannot be sure that we will be able to implement these plans successfully. We may not realize our expectations in whole or in part in the future.

      The forward-looking statements contained in this quarterly report may cover, but are not necessarily limited to, the following topics:

      - our efforts in conjunction with Rhone-Poulenc Rorer Pharmaceuticals Inc. (or "RPR") to obtain international regulatory clearances to market and sell GLIADEL (R) Wafer,

      - our efforts in conjunction with RPR to increase end-user sales of GLIADEL (R) Wafer,

      - our efforts in conjunction with RPR to expand the labeled uses for GLIADEL (R) Wafer,

      -     our efforts to develop polymer product line extensions,

      - conducting and completing research programs related to our FKBP neuroimmunophilin ligand, NAALADase inhibition, PARP inhibition, polymer drug delivery and other technologies,

      - clinical development activities, including commencing and conducting clinical trials, related to our polymer-based drug delivery products and product candidates (including GLIADEL (R) Wafer) and our pharmaceutical product candidates (including NIL-A and any other lead compounds in our FKBP neuroimmunophilin ligand program, any lead compounds in our NAALADase and PARP programs, and DOPASCAN(R) Injection),

      -     our strategic plans,

      - anticipated expenditures and the potential need for additional funds, and

      - plans to assess and implement solutions, if necessary, to the Year 2000 issue.

      All of these items involve significant risks and uncertainties.

      Any of the statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

      We discuss factors that could cause or contribute to such differences elsewhere in this quarterly report as well as in our filings with the Securities and Exchange Commission. Our SEC filings include the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1998. For convenience we refer to this document as the "1998 Form 10-K" in the discussion set forth below. In addition, any forward-looking statement made in this document speaks only as of the date of this document, and we do not intend to update any such forward-looking statement to reflect events or circumstances that occur after the date of this document.

      INTRODUCTION

      In the following section, called "Management's Discussion and Analysis", we explain the general financial condition and the results of operations for Guilford and its subsidiaries, including:

      -     what factors affect our business,

      -     what our revenues and expenses were in the periods presented,

      -     why such revenues and expenses changed between periods,

      -     where our revenues came from,

      -     how all of the foregoing affect our overall financial condition, and

      - what our expenditures for capital projects were in the periods presented.

      As you read Management's Discussion and Analysis, you may find it helpful to refer to our Consolidated Financial Statements beginning on page 3 of this quarterly report. These financial statements present the results of our operations for the first quarter of 1999 and 1998 as well as our financial position at March 31, 1999 and December 31, 1998. In Management's Discussion and Analysis, we analyze and explain the annual changes in the specific line items set forth in the section of our Consolidated Financial Statements entitled "Consolidated Statements of Operations". Our analysis may be important to you in making decisions about your investment in Guilford.

      You will notice some changes in this year's discussion compared to past years. In 1998 the SEC adopted new rules requiring public companies like Guilford to write certain documents in plain English. Even though the Commission does not require us to present our Management's Discussion and Analysis in plain English, we have decided voluntarily to apply these rules to the following discussion. Our goal is to describe and analyze our financial condition in language that may be easier for our stockholders to understand.

     GENERAL

      Guilford is a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas:

      - targeted and controlled drug delivery products using proprietary biodegradable polymers for the treatment of cancer and other diseases, and

      - therapeutic and diagnostic products for neurological diseases and conditions.

      In February 1997, we commercially launched our first product, GLIADEL(R) Wafer, in the United States through RPR. GLIADEL is a proprietary polymer product for the treatment of certain types of brain cancer. This product degrades over time and releases an anti-cancer drug known as "BCNU" (or carmustine) directly to the tumor site. RPR is our exclusive worldwide marketing partner for GLIADEL, except in Japan and Scandinavia. Orion Corporation Pharma (formerly Orion Corporation Farmos) is our marketing partner for GLIADEL in Scandinavia.

      - We have also licensed from others and internally developed on our own:

      - technologies that may be useful in preventing and treating certain neurological diseases and conditions, and

      - a new class of biodegradable polymers different from the type used in GLIADEL, initially for the targeted and controlled delivery of drugs for cancer.

      In addition, in the first quarter of 1999 we accelerated research and development activities with respect to certain of these technologies.

      We anticipate that our future revenues will come primarily from the following sources:

      - sales of those products we manufacture to our marketing partners, which currently consists of sales of GLIADEL to our marketing partners. We sometimes refer to these amounts as "transfer payments",

      - royalties from our marketing partners related to their sales of products to third parties, such as RPR's sales of GLIADEL to hospitals, and any sales of other products we may develop in the future, and/or

      - one-time rights, milestone, and other payments from corporate partners under our current collaborative agreements and new ones we may enter into with others in the future.

      As we discuss in greater detail below, if we or our corporate collaborators, RPR and Amgen Inc., attain certain regulatory and/or development objectives, we are eligible to receive certain milestone and other payments from these companies. We view these potential payments as significant future revenue opportunities. As we discuss in the 1998 Form 10-K, we cannot be sure that our corporate partners will achieve the designated milestones and that we will receive any or all of the milestone payments for which we are eligible under our existing or any future collaborations. We also cannot be sure that we will be able to enter into collaborations in the future with others for the research, development and/or commercialization of our technologies.

      Since the commercial launch of GLIADEL in the United States in February 1997 through March 31, 1999, we have recognized an aggregate of $15.5 million in product sales and royalties. Of this amount, $10.8 million represent revenues from sales of GLIADEL to both RPR and Orion Corporation Pharma. The additional $4.7 million are royalties paid to us from RPR on its sales of GLIADEL to third parties, such as hospitals.

            Under the terms of our agreements with RPR, if RPR is able to achieve certain specified regulatory objectives, RPR is obligated to pay us up to an additional $35 million in milestone payments and payments for the purchase of shares of our stock. These regulatory objectives include obtaining approvals to market GLIADEL in certain foreign countries.

      As we discuss below and in greater detail in the 1998 Form 10-K, a number of factors subject our future sales of GLIADEL to significant risk and uncertainty. We cannot be sure that our sales of GLIADEL to RPR and RPR's sales of GLIADEL to third parties will increase over time or even continue at the current rate. The milestone payments and other amounts payable by RPR are contingent on:

      - making certain U.S. and international regulatory filings and obtaining clearances to market GLIADEL pursuant to such filings,

      - obtaining authorization from the FDA to expand the description of the clinical uses for GLIADEL that we can put on the label for that product, and

      - obtaining permission to sell GLIADEL in certain countries at prices that are acceptable to RPR and us.

      We cannot control the timing and extent of governmental clearances. We also cannot be sure that we and RPR will attain any of these regulatory objectives. Except for GLIADEL, we do not expect to sell other products for at least the next several years, if ever.

      In August 1997, we entered into a collaboration with Amgen to research, develop and commercialize our FKBP neuroimmunophilin compound technology. Under our agreement with Amgen, Amgen paid us $35 million in 1997. Of this amount, Amgen paid $15 million in the form of a one-time, non-refundable rights fee upon signing the agreement. Amgen paid us the remaining $20 million for the purchase of 640,095 shares of our common stock and warrants to purchase up to an additional 700,000 shares of our common stock. These warrants are exercisable for five years and have an exercise price of $35.15 per share. We also granted to Amgen certain rights to register shares of our common stock with the SEC for sale in the public markets.

        As part of this collaboration, Amgen agreed to fund up to a total of $13.5 million to support Guilford's research relating to the FKBP neuroimmunophilin ligand technology. This research funding began on October 1, 1997 and is payable quarterly over three years. As of March 31, 1999, we had recognized an aggregate of approximately $6.8 million in research support from Amgen under this arrangement. Amgen also has the option to fund a fourth year of research, or under certain conditions, to terminate the research program after two years.

        Our agreement also requires that Amgen make milestone payments to us if Amgen achieves specified regulatory and product development milestones. If Amgen is able to meet all of these milestones for each of 10 different specified clinical indications (i.e., uses), these payments could total up to $392 million in the aggregate. Amgen is also required to pay us royalties on its sales to third parties of any product(s) that result from our collaboration. So long as it funds two years of research, Amgen may elect at any time to discontinue all development and commercialization for the FKBP neuroimmunophilin compound technology.

        As we discuss below and in greater detail in the 1998 Form 10-K, we cannot be sure that Amgen will be successful in its efforts to develop one or more FKBP neuroimmunophilin compounds into products that the FDA and foreign regulatory authorities will approve as safe and effective drugs for neurological or other uses. Consequently, we cannot be sure that we will earn any of the milestone payments related to these regulatory and product development activities.

        In addition to revenues related to GLIADEL, the only other significant revenues we recognized in 1999 through March 31, 1999 consist of approximately $1.1 million in research payments from Amgen. As we describe above, we expect Amgen to pay us an additional $3.4 million in 1999 to support our research on the FKBP neuroimmunophilin ligand technology.

        With the sole exception of 1996, we have not earned an operating profit in any year since our inception in July 1993. Our operating profit in 1996 was $5.1 million. This operating profit was primarily due to two, one-time rights payments from RPR which totaled $27.5 million:

        - a $7.5 million payment in June 1996 upon the signing of our agreements with RPR for the sales, marketing and distribution of GLIADEL, and

        - a $20 million payment following FDA approval of the New Drug Application to market GLIADEL in September 1996.

        For the three months ended March 31, 1999, we incurred a net loss of $8.5 million. Since inception through March 31, 1999, we had an accumulated deficit of $64.5 million. Our accumulated deficit is equal to the sum of our cumulative profits and losses since inception in July 1993.

        We do not expect 1999 to be profitable. We cannot be sure that we will ever achieve or sustain profitability in the future. Furthermore, our revenues have fluctuated significantly in the past because of the nature of their sources. We expect fluctuations in our revenues to continue, and thus our operating results should also vary significantly from quarter-to-quarter and year-to-year. A variety of factors cause these fluctuations, including:

      - the timing and amount of sales of GLIADEL to RPR and RPR's sales to others,

      - the timing and realization of milestone and other payments from our corporate partners, including RPR and Amgen,

      - the timing and amount of expenses relating to our research, development, and manufacturing activities, and

      -     the extent and timing of costs related to our activities to:

            -     obtain patents on our inventions, and

            - extend, enforce and /or defend our patent and other rights to our intellectual property.

      We expect that expenses in all areas of our business will continue to increase as we conduct our research and product development activities. These areas include research and product development, pre-clinical testing, human clinical trials, regulatory affairs, operations, manufacturing and general and administrative activities.

      The number of our employees has grown significantly since inception. At March 31, 1999, we had 222 full-time employees. This compares to 195 full-time employees at March 31, 1998. Our ability to achieve consistent profitability in the future will depend on many factors, including:

      -     the level of future sales of GLIADEL,

      - our ability, either alone or with others, to develop our product candidates successfully, including NIL-A and any other product candidates identified pursuant to our collaboration with Amgen,

      - the extent of any human clinical trials necessary to develop our product candidates,

      - our ability, either alone or with others, to obtain required regulatory approvals to market our product candidates,

      - our ability and that of our corporate partners to manufacture products at reasonable cost,

      - our ability and that of our collaborators to market products successfully, and

      - our ability to enter into acceptable collaborative arrangements for our technologies and license agreements for new technologies of others in the future.

      For a discussion of these and other risks, you should read the "Risk Factors" section of the 1998 Form 10-K, particularly those paragraphs specifically addressing the risks we note above.

      Future sales of GLIADEL are subject to certain risks and uncertainties. These risks include the following, among others: RPR is not obligated to purchase any minimum amounts of GLIADEL from us, and so our revenues from the sale and distribution of GLIADEL are entirely dependent on the level of RPR's sales to end-users. RPR may not be successful in its efforts to market and sell GLIADEL. Neurosurgeons and their patients may not accept GLIADEL for a number of reasons, including the fact that GLIADEL represents a new and unfamiliar approach to the treatment of brain cancer and their assessment that benefits of this therapy do not outweigh its costs. RPR may not be successful in its attempts to obtain any additional regulatory and marketing approvals to market GLIADEL, including approvals in France and/or Canada to sell GLIADEL at acceptable prices. BCNU, the chemotherapeutic agent we use in GLIADEL, is currently only available from two suppliers, and thus this material may not be available for GLIADEL manufacture. The Company's current manufacturing plant for GLIADEL and a recently completed second facility are both located in the same building at our headquarters in Baltimore, Maryland, and thus are subject to the risk that natural disasters or other factors may adversely affect their operation and interrupt GLIADEL manufacture.

        As we noted in the section captioned "Risk Factors" in the 1998 Form 10-K, there is no guarantee that we or Amgen will be able to successfully develop any FKBP neuroimmunophilin compounds or other product candidates into safe and effective drug(s) for neurological or other uses. Consequently, we may never earn any of the milestone payments related to Amgen's development activities or revenues related to product sales. In particular, the research, development and commercialization of early-stage technology like the FKBP neuroimmunophilin ligand technology is subject to significant risks and uncertainty. These risks involve those relating to, among other things: (1) selection of an appropriate lead compound, (2) successful completion of the pre-clinical and clinical development activities, (3) the need to obtain regulatory clearances to market and sell drug products, (4) formulation of final product dosage forms, (5) scale-up from bench quantities to commercial quantities, (5) manufacture of drug products, and (6) commercialization of such products as well as (7) the successful prosecution, enforcement and defense of patent and other intellectual property rights. For discussion of these and other risks, you should see the section captioned "Risk Factors" in the 1998 Form 10-K.

  RESULTS OF OPERATIONS

      In this section we discuss our revenues, costs and expenses, and other income and expenses for the three month periods ended March 31, 1999 and 1998 as well as the factors affecting each of them.

      THREE MONTHS ENDED MARCH 31, 1999 AND 1998

       For the three month periods ended March 31, 1999 and 1998, we recognized revenues of $2.9 million and $2.4 million, respectively. Our revenues for the first quarter of 1999 and 1998 consisted primarily of revenues from product sales and royalties relating to GLIADEL and $1.1 million in quarterly research funding from Amgen.

       Revenues from the sale and distribution of GLIADEL consist primarily of:

      - revenues from our marketing and distribution partners, RPR (for the entire world except Scandinavia and Japan) and Orion Corporation Pharma (for Scandinavia only), from our sales of GLIADEL to them, and

      - royalty payments from RPR based on its sales of GLIADEL to others, primarily hospitals.

      Revenues from GLIADEL Sales

      RPR and Orion Corporation Pharma made $1.2 million in payments to us in the first quarter of 1999 for the purchase of GLIADEL compared to $658,000 in 1998. This represents an 81% increase in products sales in the 1999 period as compared to the same period in 1998.

      Our net royalty revenue on RPR's sales of GLIADEL to third parties increased to $547,000 in the first quarter of 1999 as compared to $530,000 in the first quarter of 1998. This represents a 3.2% increase in net royalty revenue in the 1999 period as compared to the same period in 1998. An increase in the number of units sold by RPR to third parties caused the increase in royalty revenue during the 1999 period. We believe RPR's sales of GLIADEL to third parties increased in 1999 period primarily because:

      - awareness about GLIADEL has increased among neurosurgeons, the physician group that uses GLIADEL and makes treatment recommendations to brain cancer patients, and

      -     neurosurgeons have gained familiarity and experience in using
            GLIADEL.

      As we discuss in greater detail in the 1998 Form 10-K, a number of factors subject our future sales of GLIADEL to significant risk and uncertainty. We cannot be sure that GLIADEL sales will increase from, or even remain at, current levels or will ever generate significant revenues for us in the future.

      COST OF SALES

      Our cost of sales for the three months ended March 31, 1999 and 1998 were $630,000 and $339,000, respectively. The increase in the cost of sales for the first quarter of 1999 compared to the corresponding period in 1998 primarily reflects an increase in the number of units of GLIADEL sold to our marketing partners in the 1999 period. In the first quarter of 1999, cost of product sales represented 53% of total product sales revenues compared to 52% in the first quarter of 1998. Cost of sales is subject to volatility based on production volumes.

      RESEARCH AND DEVELOPMENT EXPENSES

       Our research and development expenses increased to $9.1 million for the first quarter of 1999. This amount was $8.7 million in the first quarter of 1998. The increase in research and development expenses of $472,000 from the first quarter of 1998 to the first quarter of 1999 was primarily attributable to increased costs related to:

      -     increased personnel costs, and

      -     outside services such as contracted research and consulting services

      The increase in our research and development expenses for the first quarter of 1999 was partially offset by a decrease in certain costs we incurred in the first quarter of 1998 that were not repeated in first quarter of 1999, including a payment to a university licensor expensed in the first quarter of 1998 relating to certain neuroimmunophilin ligand technology.

       At March 31, 1999, we employed 189 individuals on a full-time basis in the areas of research, development and manufacturing. We employed 168 individuals in these areas at March 31, 1998.

       In the first quarter of 1999, we continued to increase our research and product development efforts generally, particularly with respect to our NAALADase inhibitor, PARP inhibitor neuroprotectant, and polymer development technologies. We also continued to provide financial support for RPR's Phase III clinical trial program in support of a first surgery indication for GLIADEL.

       In the first quarter of 1999 and 1998, our research and development expenses included charges relating to certain consulting agreements related to GLIADEL and the polymer drug delivery business which we entered into in April 1996. These charges consisted of:

      -     non-cash compensation expense of $110,000 for both periods, and

      -     cash compensation expense of $67,500 and $62,000, respectively.

       We entered into these agreements to assist in the commercialization of GLIADEL, including our efforts to expand the labeling for this product and to generate product line extensions, and to enhance our ability to develop new polymer technologies and products for the delivery of anti-cancer agents for those diseases or conditions where local tumor recurrence is likely and controlled release may be more effective than current therapies. We expect to record up to an additional $640,000, in total, of non-cash compensation charges in our research and development expenses quarterly through 2001 because of these agreements. We also anticipate that our research and development expenses will continue to increase in future periods.

      GENERAL AND ADMINISTRATIVE EXPENSES

       Our general and administrative expenses increased to $3.5 million in first quarter of 1999. This amount was $2.5 million in the first quarter of 1998. We attribute the increase in general and administrative expenses of $1.0 million from the first quarter of 1998 to the first quarter of 1999 to higher legal fees, patent and professional contract services costs and costs for professional, advisory and related services. These costs increased, in part, because of an increase in the activities necessary to support our research, product development and commercialization efforts. At March 31, 1999 and 1998, we employed 33 individuals and 30 individuals, respectively, on a full-time basis in general and administrative areas. Our general and administrative expenses, particularly those related to patenting and other activities related to establishment, preservation and enforcement of our intellectual property rights, may continue to increase in future periods depending upon the level of activity in these areas.

       OTHER INCOME AND EXPENSE

     Other income and expense consists primarily of interest income on our monetary investments and interest expense on our debt and other financial obligations. Our interest income decreased to $2.1 million in the first quarter of 1999 compared to $2.3 million in the first quarter of 1998. The decrease between these periods was primarily due to a decrease in the average investment balance during the first quarter of 1999 as compared to the first quarter of 1998.

       For the first quarter of 1999 and 1998, we incurred interest expense of $164,000 and $203,000, respectively. These interest charges resulted from loans we have with First Union National Bank. These loans have helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment. Because we continue to repay these loans, interest expense decreased during the first quarter of 1999 as compared to the same period in 1998, resulting in a lower average principal balance during the first quarter of 1999.

  LIQUIDITY AND CAPITAL RESOURCES

       Our cash, cash equivalents and investments were approximately $117.6 million at March 31, 1999. Of this amount, we pledged $21.1 million as collateral for certain of our loans and financial lease obligations. We have recorded this amount under "Investments - restricted" on our Consolidated Balance Sheets.

       The increase of $4.6 million in the amount of restricted investments at March 31, 1999 as compared to December 31, 1998 resulted from an increase during the first quarter of 1999 in the amount of cash collateral related to our design and construction of a new research and development facility. We describe the financing for this facility below. This increase in cash collateral was partially offset by our continued repayment of our loans from First Union National Bank, which resulted in a decrease in the cash collateral amounts related to these loans. In addition, under the agreements relating to the new research and development facility, upon completion of that facility, our cash collateral requirements will be reduced by up to approximately $5 million.

       In 1998, the Board of Directors approved a program to purchase up to 1,000,000 shares of our common stock in the open market from time to time at our discretion. Through March 31, 1999, we had repurchased a total 161,500 of our shares under this program for an aggregate of $1.8 million. Of this amount, we purchased 129,400 of our shares for a total of $1.2 million during the first quarter of 1999.

       Our total debt decreased to $10.4 million at March 31, 1999 compared to $10.9 million at December 31, 1998. This decrease was a result of our continued repayment of principal under our loans with First Union National Bank.

       We incurred net capital expenditures of $560,000 in the first quarter of 1999 compared to net capital expenditures of $2.1 million for the first quarter of 1998. We used these capital expenditures in the first quarter of 1999 to purchase certain laboratory and computer equipment. We used the amounts we spent in the first quarter of 1998 to fund the construction of our new GLIADEL and biodegradable polymer manufacturing facilities. We also used these monies to fund improvements to our research and development laboratories and administrative offices and to purchase research and development equipment.

       In March 1998, we entered into arrangements with certain equipment leasing companies that permit us to lease up to $10.8 million in equipment, including computer hardware and software, furniture and fixtures. As of March 31, 1999, we had leased a total of $4.2 million in equipment under these arrangements. Depending on the type of equipment covered and certain other factors, the term of any lease we enter under these arrangements may range from two to four years. At March 31, 1999, $6.6 million was available under these arrangements to lease additional equipment. In addition, at March 31, 1999, we had leased an additional $3.5 million in equipment under a prior lease arrangement.

       We expect our existing financing arrangements, our internal capital resources and potential external sources of funds to provide for our current equipment needs at least until the end of 1999. If we decide to expand our research and development programs beyond current expectations, our capital equipment requirements could increase, and thus we may require additional capital funding.

       In order to meet our anticipated future facilities needs, in 1997 we initiated a project to design and construct a new research and development facility. To accomplish this task, in February 1998 we entered into an operating lease and other related agreements in connection with such a facility. This new facility is being constructed on a lot adjacent to our current headquarters in Baltimore, Maryland and will provide an additional 73,000 square feet of R&D capacity. We anticipate that this new R&D facility, along with our current facility, will support our research, development, commercialization and administrative activities until at least the end of 2000.

       We anticipate that we will be able to move into the facility prior to the end of the second quarter of 1999 and expect to consolidate all of our operations into our current headquarters and the new facility in 1999. Our lease to the new facility expires in February 2005. We anticipate that the lease payments for this facility will not exceed $1.5 million annually. Reducing current rental commitments for other R&D facilities, which will be consolidated as a result of the new facility, will offset much of this cost.

       At the expiration of the lease term, we may purchase the property for an amount equal to:

       -     all unamortized acquisition and construction costs,

             plus

       - all accrued but unpaid interest and similar costs that the trust which is the owner of the facility incurs as part of its acquisition and construction of the property.

       For convenience we refer to this amount as the "Termination Amount".

       In the alternative, we may sell the property on behalf of such trust. The trust is then obligated to credit the proceeds from the sale against our repayment of the Termination Amount. If the sale proceeds are not enough to cover the entire Termination Amount, we then have to repay the shortfall so long as our total payments to the trust do not exceed 83% of the Termination Amount. In addition, we may extend the lease term, but only if First Union National Bank in its discretion agrees to such an extension.

       Under our agreements with First Union National Bank related to this new facility, we are required to hold in the aggregate unrestricted cash, cash equivalents and investments of $40 million at all times during the term of the lease. This requirement is in addition to the cash collateral requirements we discuss above in this "Liquidity and Capital Resources" section.

       RPR has extended to us a $7.5 million line of credit to support expansion of our GLIADEL and polymer manufacturing capacity. As of January 2, 1997, $4.0 million was available to us. The remaining $3.5 million becomes available no earlier than 12 months nor later than 18 months following funding of the initial portion. Any principal amounts we borrow are due five years from the date borrowed. These amounts will carry an interest rate equal to the lowest rate RPR pays from time to time on its most senior debt. We had not borrowed any amounts under this credit facility as of March 31, 1999.

       During 1998, we entered into a series of interest rate swap transactions with First Union National Bank covering $20 million in financial obligations under our lease with the First Union National Bank trust. In January 1999, we entered into additional interest rate swap agreements with First Union National Bank covering $10 million in floating rate debt. As a result, we fixed the interest rates on these financial lease obligations and debt at approximately 6% in the aggregate.

       In the fourth quarter of 1998, we established an unsecured, revolving line of credit for $5 million. Borrowings under this line of credit carry an interest rate of LIBOR plus 0.55% and are payable on demand. We may draw on the line of credit from time to time to meet our short-term working capital needs. No amounts were outstanding under this facility at March 31, 1999.

       We expect to need much more money to continue our research and product development programs and pre-clinical and clinical testing and to manufacture and possibly market our products. We may also need additional funds to meet our future facility expansion needs if necessary. Our capital requirements depend on a number of factors, including:

       -      the progress of our research and development programs,

       -      the progress of pre-clinical and clinical testing,

       -      the time and costs involved in obtaining regulatory approvals,

       - the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

       -      competing technological and market developments,

       -      changes in our existing research relationships,

       -      our ability to establish collaborative arrangements,

       - our ability to enter into licensing agreements and contractual arrangements with others, and

       -      the progress of efforts to scale-up manufacturing processes.

       We believe that our existing resources will be sufficient to fund our activities until at least December 31, 2000. We may, however, expend these resources before that time for a number of reasons including, among others:

       - changes in our research, product development and commercialization plans,

       - other factors that increase our expenses or capital expenditures, including potential acquisitions of other companies, assets or technologies,

       - repurchases of our stock under our ongoing stock repurchase program, and

       -      unanticipated capital expenditures.

       THE YEAR 2000 ISSUE

              INTRODUCTION

       The so-called "Year 2000 issue" results from computer programs that rely on two-digit date codes instead of four-digit date codes to indicate the year. For example, these types of computer systems, which include computer software for desktop computers, software used in scientific equipment, and software embedded in computer chips, indicate the year 1966 by the digits "66". As the year 2000 approaches, these systems will have to process information involving the year 2000 and later years. Systems that only use two-date digit codes may confuse the year 2000 with the year 1900. As a result, these computer programs may not be able to perform computations and decision-making functions correctly. This inability could also cause computer systems or other equipment to malfunction or shutdown completely.

              We have developed a multi-phase program to address this potential problem. It consists of the following steps:

       - assess those corporate systems and operations that the Year 2000 issue could adversely affect,

       - fix or replace non-compliant systems and components, if any, and then

       -      test these systems and components to ensure proper functioning.

      We have focused our Year 2000 compliance assessment program on four principal areas:

       - our internal information technology system, which includes our internal computer network and phone system;

       - our internal, non-information technology facilities systems, which include software embedded in:

              -      environmental controls,

              -      security systems,

              -      fire protection systems,

              -      manufacturing hardware and monitoring controls, and

              - public utility connections for gas, electric and telephone systems, which for convenience we refer to as "Facilities Systems",

       - software we use with our laboratory and other equipment, which may either be located outside of the equipment or embedded within it, and

       - Year 2000 compliance of those third parties which we have defined as critical to our mission, including:

              - our principal vendors of goods and services, including raw materials, laboratory and other equipment,

              - our financial institutions such as banks and investment managers, and

              -      our corporate partners such as RPR and Amgen.

     For convenience purposes, we refer to these institutions as our "Major Third Parties".

            ASSESSMENT AND REMEDIATION OF INTERNAL SYSTEMS

     During the past six months, we conducted an inventory of the internal information technology systems, Facilities Systems, and equipment (which together make up our internal company systems) that we believe could be adversely affected by the Year 2000 issue. We are currently taking the following actions to address the Year 2000 issue:

       - repair or replace, as necessary, those internal company systems that we find not to be Year 2000 compliant,

       - re-test these internal company systems to verify Year 2000 compliance, and

       - engaged an independent outside consultant to review our approach to Year 2000 compliance and its conformity with industry best practices.

     We believe that we will complete these actions no later than June 30, 1999, but expect to continue to test our systems intermittently through the end of 1999.

      Our information technology personnel have discussed whether our enterprise-wide software systems are Year 2000 compliant with the vendors of those systems. We have also tested those systems for Year 2000 compliance. Based on these activities, we believe that such systems are Year 2000 compliant. We will continue to stay in contact with these vendors in order to obtain any additional revisions or upgrades the vendors issue to ensure that such enterprise-wide software remains Year 2000 compliant.

      INQUIRIES OF THIRD PARTIES

      We are also examining the Year 2000 readiness of our Major Third Parties. We consider these institutions, either together as a group or in certain cases on an individual basis, to pose the greatest Year 2000 risk to our business. Their failure to become Year 2000 compliant could:

       - limit our ability to obtain raw materials, equipment and supplies in a timely manner,

       -      limit or prevent us from getting:

              -      our cash and other financial assets, and

              -      timely and accurate information about our financial assets,

       -      significantly disrupt our financial transactions, and

       - interfere with the efforts of our corporate partners to continue their research, development and/or commercialization activities with respect to GLIADEL and the FKBP neuroimmunophilin compound technology.

      We have mailed Year 2000 compliance inquiry letters to, or have otherwise contacted, our Major Third Parties (which consist of approximately 20 institutions), to ask that they give us information about their Year 2000 compliance status, and are following up as necessary.

      Except for asking these third parties about their Year 2000 compliance and assessing their responses, we cannot independently verify whether these institutions are or will be Year 2000 compliant. In most cases we have limited or no ability to influence directly the Year 2000 compliance activities of these Major Third Parties. If any or all of these institutions fail to achieve substantial Year 2000 compliance, this failure could have a material adverse effect on our business, financial condition and results of operations.

      Furthermore, most of RPR's sales of GLIADEL are to hospitals. The failure of these hospitals, or of any of RPR's other customers for GLIADEL, to pay for their GLIADEL purchases because of a Year 2000 problem could materially and adversely affect our business. In addition, sales of GLIADEL are dependent, in part, on the availability of reimbursements from third-party healthcare payors, such as government insurance plans like Medicare and Medicaid, and private insurance plans. Again, the failure of these third-party healthcare payors to reimburse claims because of Year 2000 problems could materially and adversely affect our business.

      REMEDIATION COSTS

      As of March 31, 1999, the total costs for our Year 2000 compliance program have not been significant. Because most of our costs relative to the Year 2000 issue are internal personnel costs, we have not tracked these costs. We estimate that our costs did not exceed $100,000 in 1998, and that such costs for the first quarter of 1999 were approximately $25,000. We did not incur any external costs during 1998 related to the Year 2000 issue and incurred $9,000 in external costs in the first quarter of 1999. Based on information currently available to us, we do not believe that the future costs associated with developing a Year 2000 compliance plan and bringing our internal computer systems into Year 2000 compliance will be material. We estimate that the total costs will not exceed $200,000 in the aggregate. As of March 31, 1999, we estimate that we have incurred approximately 60% of the total costs we anticipate that we will incur to address Year 2000 issues relating to our internal company systems. Further, as of March 31, 1999, we had not separately set aside funds specifically to address the Year 2000 issue, but rather are using funds allocated to our yearly information technology budget. However, as we note above, with respect to most of our internal computer systems, we are still conducting our Year 2000 compliance and remediation activities. Depending on the actual outcome of our Year 2000 compliance testing activities, the costs may be significantly greater than our current estimates.

      We also do not know whether the costs associated with our efforts to assess and address any Year 2000 compliance concerns regarding our Major Third Parties will be material. As we note above, with most Major Third Parties, we have little or no direct ability to influence the Year 2000 compliance efforts of these institutions.

      Depending on the responses we get from suppliers, we will decide on a case-by-case basis whether to seek out alternative suppliers. As of March 31, 1999, we had not ascertained whether any vendors needed to be switched because of concerns over Year 2000 readiness. If we determine to seek out an alternative supplier in the future because of that supplier's inability to assure us of its Year 2000 compliance, we may not be able to find an adequate alternative supplier. In certain cases, a vendor may represent the sole supplier for a good or service.

      DISASTER RECOVERY PLANS AND CERTAIN MITIGATING FACTORS

      In addition to our Year 2000 compliance activities, we are working with an outside consulting firm to implement a comprehensive disaster recovery plan. This plan will cover a variety of areas, including the Year 2000 issue. We currently anticipate putting such a plan into place no later than June 30, 1999. We do not anticipate that the external costs for putting such a plan in place will exceed $125,000 in the aggregate.

      We currently make complete back-up copies of all of the data generated on our computer systems on a weekly basis. We also track changes to such data on a daily basis. We believe this practice should limit the amount of computer system data that would be lost if our computer systems were to fail as a result of a Year 2000 issue.

      Many of our Facilities Systems, including our environmental controls, security systems, and fire protection systems, have manual override functions. These will allow us to operate certain of our Facilities Systems even if their software malfunctions. In addition, while we primarily hold our financial assets at a single banking institution, we hold certain other financial assets at, and have established a $5 million line of credit with, another banking institution. This arrangement should allow us to meet our operating expenses in the short term in the event our primary banking relationship were to be interrupted because of a Year 2000 issue. With respect to GLIADEL, we maintain what we believe to be sufficient inventories of raw materials, package components and product to prevent a product supply interruption if a vendor should have a Y2K problem.

      Due to the nature of our business, even if (1) we were to fail to implement our Year 2000 compliance program successfully for our internal company systems or (2) the Year 2000 compliance provisions of our disaster recovery plan prove inadequate, we believe that these circumstances would not have a material adverse effect on our business, financial condition and results of operations over the long term. They would, however, disrupt our operations in the short-term. However, the failure of one or more of our Major Third Parties, particularly our banks, investment managers, corporate partners, and suppliers of key raw materials to be Year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations over the long term.

      RISKS

      We have based our estimate of the costs of our Year 2000 compliance program and disaster recovery plan and our expected dates for implementing these initiatives on the information currently available to us. We have based these estimates on a number of assumptions regarding future events. These include the continued availability of certain resources and other factors. We cannot be sure that these costs will not exceed our expectations or that the Year 2000 issue will not substantially and adversely affect our business, financial condition or results of operations.

      Specific factors that might cause our estimates not to be correct include:

       - our ability to locate and correct all relevant computer codes, including software embedded in environmental controls and manufacturing and laboratory equipment,

       - the ability of the Major Third Parties to identify and resolve their own Year 2000 issues,

       - the availability and cost of personnel trained in the area of Year 2000 compliance, and

       - unforeseen or unanticipated problems that we are unable to address or can only remedy at great cost.

      Furthermore, our current cost estimates do not include costs that we may incur as a result of the failure of Major Third Parties, including Amgen and RPR, to become Year 2000 compliant on a timely basis. Moreover, if a Year 2000 issue causes (1) hospitals and other of RPR's customers for GLIADEL to fail to pay for their GLIADEL purchases or (2) third-party healthcare payors to fail to reimburse claims for GLIADEL, such failures could materially and adversely affect our business.

       Finally, our ability to continue to manufacture GLIADEL, conduct our research and product development programs, and function as a viable business enterprise depends on the continued availability of various basic infrastructure systems. These include electric power, telecommunications and transportation systems. We cannot be sure that the Year 2000 issue will not disrupt these infrastructure systems. If such disruptions were to occur in the Baltimore, Maryland metropolitan region where our manufacturing facilities and research and development laboratories are located and/or the East Coast of the United States, these disruptions could very well have a material adverse effect on our business, financial condition, results of operations, or business prospects.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings:

            None

Item 2.     Changes In Securities:

            None

Item 3.     Defaults in Senior Securities:

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None in the first quarter of 1999.

Item 5.     Other Information:

            None

Item 6.     Exhibits and Reports on Form 8-K:

            A.       Exhibits

Exhibit No.          Description

10.52 April 1, 1999 amendment to Consulting Agreement, dated August 1, 1993, as amended between the Company and Solomon H. Snyder, M.D.

10.53                Amendment to Directors' Stock Option Plan.

10.54 Amendment to Form of Stock Option Agreement under the Company's 1993 and 1998 Employee Share Option and Restricted Share Plans


27.2                 Financial Data Schedule

            B.       Report on Form 8-K:

         None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              Guilford Pharmaceuticals Inc.




Date:     May 13, 1999        /s/ Craig R. Smith, M.D.
                              -------------------------------------------
                              Craig R. Smith, M.D.
                              Chairman of the Board, President and
                              Chief Executive Officer




Date:    May 13, 1999         /s/ Andrew R. Jordan
                              -------------------------------------------
                              Andrew R. Jordan
                              Senior Vice President and Chief Financial Officer
                              (Principal Accounting Officer)