Form 10-Q/A
period 1999-06-30
GUILFORD PHARMACEUTICALS INC
filed 1999-08-17
CIK 918066

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

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

                                   EXPLANATORY NOTE

        The sole purpose of this amendment is to file an unofficial PDF copy of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Guilford Pharmaceuticals Inc.

Date:     August 17, 1999         /s/ Craig R. Smith, M.D.
                                  ------------------------
                                  Craig R. Smith, M.D.
                                  Chairman of the Board, President and Chief
                                  Executive Officer

Date:    August 17, 1999          /s/ Andrew R. Jordan
                                  --------------------
                                  Andrew R. Jordan
                                  Senior Vice President and Chief Financial Officer
                                  (Principal Accounting Officer)