Form 10-Q/A
period 1999-09-30
GUILFORD PHARMACEUTICALS INC
filed 1999-11-22
CIK 918066

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

                                   EXPLANATORY NOTE

        The sole purpose of this amendment is to file an unofficial PDF copy of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Guilford Pharmaceuticals Inc.




Date:     November 22, 1999    /s/ Craig R. Smith, M.D.
                               ------------------------------------
                               Craig R. Smith, M.D.
                               Chairman of the Board, President and Chief
                               Executive Officer

Date:     November 22, 1999    /s/ Andrew R. Jordan
                               ------------------------------------
                               Andrew R. Jordan
                               Senior Vice President and Chief Financial Officer
                               (Principal Accounting Officer)