Form 10-K
period 2000-12-31
GUILFORD PHARMACEUTICALS INC
filed 2001-03-30
CIK 918066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock, $.01 par value
Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes       No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 26, 2001, the aggregate value of the approximately 25,685,111 shares of common stock of the Registrant issued and outstanding on such date, excluding approximately 918,227 shares held by all affiliates of the Registrant, was approximately $410,961,776. This figure is based on the closing sales price of $16.00 per share of the Registrant’s common stock as reported on the Nasdaq® National Market on March 26, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      Portions of the 2000 Annual Report to Stockholders are incorporated by reference into Part II. Portions of the Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2000 are incorporated by reference into Part III.

PART I

       From time to time in this annual report we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions.

      While these statements reflect our current plans and expectations, and we base the statements on information currently available to us, we cannot be sure that we will be able to implement these plans successfully. We may not realize our expectations in whole, or in part, in the future.

      The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics: (1) the consequences of our reacquisition of the worldwide marketing, sale and distribution rights to GLIADEL® Wafer from Aventis Pharmaceuticals Products Inc. (“Aventis”); (2) our efforts to market, sell and distribute GLIADEL® Wafer in the United States and internationally; (3) our efforts to expand the labeled uses for GLIADEL® Wafer, including our efforts to obtain additional United States and international regulatory clearances based on the results of the Phase III first surgery trial reported last fall; (4) our efforts to develop polymer drug delivery product line extensions and new polymer drug delivery products; (5) our research programs related to our FKBP neuroimmunophilin ligand technology partnered with Amgen Inc. (“Amgen”), NAALADase inhibition, PARP inhibition, polymer drug delivery (including LIDOMER™ Microspheres) and other technologies; (6) our clinical development activities, including the commencement and conducting of clinical trials, related to our polymer-based drug delivery products and product candidates (including GLIADEL® Wafer and PACLIMER® Microspheres) and our pharmaceutical product candidates, including NIL-A (partnered with Amgen), GPI 5693 (our lead NAALADase inhibitor), AQUAVAN™ Injection (our novel prodrug of propofol) and any future lead compounds in our PARP program; (7) our efforts to scale-up product candidates from laboratory bench quantities to commercial quantities; (8) our efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (9) our efforts to manufacture drug candidates for clinical development and eventual commercial supply; (10) our strategic plans; (11) anticipated expenditures and the potential need for additional funds; and (12) specific guidance we give in the section entitled “Outlook,” regarding our current expectations of our future operating results.

      All of these items involve significant risks and uncertainties. Any of the statements we make in this annual report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

      We discuss factors that could cause or contribute to such differences in the “Risk Factors” section of this annual report. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Item 1.  Business

Overview

      We are a biopharmaceutical company engaged in the development and commercialization of novel products in two principal areas: (1) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (2) therapeutic and diagnostic products for neurological diseases and conditions.

Product and Development Programs

      The following table summarizes the current status of our product, product candidates and research programs:

Program/ Product Candidates	Disease Indications/
Drug Delivery Business	Conditions	Status(1)	Corporate Partner

GLIADEL® Wafer (3.85% BCNU)	Recurrent glioblastoma multiforme	Market	Orion Corporation Pharma(2)

	Malignant glioma at time of initial surgery	Market approval to be considered by FDA(3)	Orion Corporation Pharma(2)

PACLIMER® Microspheres (paclitaxel in PPE microspheres)	Ovarian cancer	Phase I/II	—

PACLIMER® Microspheres (paclitaxel in PPE microspheres)	Lung, prostate and head & neck cancer	Pre-clinical	—

LIDOMERTM Microspheres	Post-surgical pain	Pre-clinical	—

Neurological Products Program

Neurotrophic Drugs

NIL-A	Parkinson’s disease	Phase II	Amgen

Other FKBP neuroimmunophilin ligands	Alzheimer’s disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy, stroke and others	Pre-clinical	Amgen

Other neurotrophic and cytoprotective small molecules	Alzheimer’s disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy, stroke and other ischemic damage	Research	—

Neuroprotective Drugs

GPI-5693	Neuropathic pain and disease modification for diabetic neuropathy	Phase I	—

Other NAALADase inhibitors	Other neuroprotective indications (such as ALS, glaucoma and stroke)	Research	—

PARP inhibitors	Stroke, peripheral ischemia, septic shock, inflammation	Pre-clinical	—

Anesthetic/Sedation Agent

AQUAVANTM Injection	Surgical anesthesia/ sedation	Phase I	—

Diagnostic Imaging Agent

DOPASCAN® Injection	Imaging agent to diagnose and monitor Parkinson’s disease	Phase III	Daiichi Radioisotope Laboratories, Ltd.(4)

      GLIADEL® Wafer, DOPASCAN® Injection, and PACLIMER® Microspheres are registered trademarks of ours. TAXOL® is a registered trademark of Bristol-Myers Squibb Company.

(1)	“Research” includes initial research related to specific molecular targets, synthesis of new chemical entities, and assay development for the identification of lead compounds. “Pre-clinical”

includes testing of lead compounds in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development prior to the commencement of clinical trials.

(2)	Orion Corporation Pharma (formerly Orion Corporation Farmos) is our corporate partner for GLIADEL® Wafer in Scandinavia.

(3)	We plan to file a Supplemental New Drug Application for this indication during the second quarter of 2001.

(4)	Daiichi Radioisotope Laboratories, Ltd., or DRL, is our corporate partner for DOPASCAN® Injection in Japan, Korea and Taiwan. DRL has informed us that they will commence Phase III clinical investigations in Japan with DOPASCAN® Injection later in 2001.

      Our effort to develop and commercialize GLIADEL® Wafer and our other product candidates are subject to numerous risks and uncertainties. Certain of these risks are set forth under the section of this annual report captioned “Risk Factors,” as well as elsewhere in this annual report.

Drug Delivery Business

      We are a leader in the targeted and controlled delivery of drugs using biodegradable polymers. Delivering high drug concentrations locally for a sustained period of time may increase the efficacy of cancer chemotherapy in slowing tumor growth and/ or reducing tumor mass and may decrease the side effects associated with systemic administration. Our lead product delivers the cancer chemotherapeutic, BCNU and is used to treat a type of brain cancer called glioblastoma multiforme as second line therapy. Until last year, our former corporate partner, Aventis, was responsible for marketing the product in the U.S. and most other countries. In January 2001, we began marketing the product ourselves in the U.S. and initially through distributors elsewhere, and are seeking regulatory approval for use of GLIADEL® Wafer as first line therapy. A second generation polymer product candidate delivering paclitaxel (also known under the brand name TAXOL®) is being studied in the clinic against ovarian cancer. We are doing pre-clinical work with PACLIMER® Microspheres in additional cancer indications. We expect to start a clinical trial investigating LIDOMER™ Microspheres, a polymer delivering lidocaine, a commonly used analgesic, for post-operative pain by late 2001.

GLIADEL® Wafer

      Our first product in our drug delivery business is GLIADEL® Wafer, a novel treatment for glioblastoma multiforme (or GBM). GBM grows rapidly, is universally fatal, and is the most common form of primary brain cancer. GLIADEL® Wafer is a proprietary biodegradable polymer product that contains the cancer chemotherapeutic drug BCNU (carmustine). Up to eight GLIADEL® Wafers are implanted in the cavity created when a neurosurgeon removes a brain tumor. The wafers gradually erode from the surface and deliver BCNU directly to the tumor site in high concentrations for an extended period of time without exposing the rest of the body to the toxic side effects of BCNU.

      In October 1995, we entered into an agreement with Orion Corporation Pharma (“Orion Pharma”), a major Scandinavian health care company, for the marketing, sales and distribution of GLIADEL® Wafer in Scandinavia. Under this agreement, Orion Pharma purchases GLIADEL® Wafer from us on an exclusive basis for sale in Scandinavia. Orion Pharma commenced sales of GLIADEL® Wafer in Scandinavia in 1997 on a named hospital basis.

      In 1996, the U.S. Food and Drug Administration approved GLIADEL® Wafer for use as an adjunct to surgery to prolong survival in patients with recurrent GBM for whom surgery is indicated. Also in 1996, we entered into agreements with Aventis (then Rhône-Poulenc Rorer) granting Aventis marketing rights to GLIADEL® Wafer in the U.S. and clinical development and marketing rights in the rest of the world (excluding Scandinavia and later, Japan). Under these agreements, Aventis paid us $7.5 million as a one time, non-refundable rights payment, $20.0 million as a non-refundable milestone payment and purchased $7.5 million of our common stock, and agreed to make certain payments upon the achievement of regulatory milestones and pay us a combined transfer price and royalty of between 35% and 40% on Aventis’ net sales of GLIADEL® Wafer to end-users.

      In October 2000, we entered into an agreement to reacquire Aventis’ rights in GLIADEL® Wafer for 300,000 shares of our common stock then valued at approximately $8 million. Under this agreement, Aventis continued to market GLIADEL® Wafer for a transition period ending December 31, 2000. Since January 1, 2001, we have been responsible for the marketing, sales and distribution of GLIADEL® Wafer except in Scandinavia, where the product continues to be sold by Orion Pharma. Since the reacquisition of Aventis’ right in GLIADEL® Wafer, we have built a commercial operations function, consisting of approximately 10 internal marketing and sales management, reimbursement and managed care specialists, medical affairs, professional services and customer service personnel, and an approximately 22-person external sales force through Cardinal Sales and Marketing Services, a contract sales organization (“Cardinal Health”).

      During the time that Aventis owned the development and marketing rights to GLIADEL® Wafer, Aventis obtained regulatory approval for the product in over 21 countries, including France, Germany, the United Kingdom, Spain, Canada, South Korea and Israel.

      In November 2000, we announced the results of a Phase III clinical trial investigating the administration of GLIADEL® Wafer at the time of initial surgery for the treatment of malignant glioma. The 240-person trial was a randomized, double-blind, placebo-controlled study conducted at 38 centers in 14 countries. Based on the results of this study, we expect to file a Supplemental New Drug Application with the FDA in the second quarter of 2001, seeking approval to market GLIADEL® Wafer for first line therapy in patients newly diagnosed with malignant glioma.

      During 2000, the Company received $2 million in milestone payments from Aventis as a result of obtaining regulatory approval for GLIADEL® Wafer in the U.K. and Spain. In addition, the Company received $1.5 million in transfer payments for supply of the product from Aventis and $2.4 million in royalties on Aventis’ sales to hospitals and other end-users.

      The Company pays a royalty to Massachusetts Institute of Technology (MIT) on sales of GLIADEL® Wafer pursuant to the license agreement under which the Company acquired the underlying technology for this product. During 2000, the Company paid $0.2 million in royalties to MIT.

      Future sales of GLIADEL® Wafer are subject to certain risks and uncertainties. A number of these risks are discussed in detail in the section of this annual report entitled “Risks Factors.”

PACLIMER® Microspheres

      We are working to broaden our line of polymer-based oncology products through the use of other chemotherapeutic agents, different polymer systems and various formulations. In November 1999, we filed an Investigational New Drug application with the FDA, or an “IND,” for the intraperitoneal administration of our second generation polymer oncology product, PACLIMER® Microspheres, in women with ovarian cancer. PACLIMER® Microspheres are a site-specific, controlled release formulation of paclitaxel (TAXOL®) in a proprietary biodegradable polymer called a polyphosphoester (or PPE) developed in collaboration with scientists at Johns Hopkins. We are conducting a Phase I/II clinical trial in association with the Gynecologic Oncology Group, a consortium of leading academic clinical investigators in the field. We are also engaged in research on the suitability of this site-specific, controlled release formulation of paclitaxel for other local cancers, such as tumors of the lung, head and neck, and prostate.

      We are the exclusive licensee from MIT and Johns Hopkins of several issued U.S. patents relating to the use of polymers to deliver paclitaxel and certain other chemotherapeutic agents to solid tumors. In addition, we have applied for a number of patents in the U.S. and abroad relating to the composition of matter of PPEs and their use for various kinds of cancer, including ovarian cancer.

LIDOMER™ Microspheres

      We are also exploring the use of our proprietary biodegradable polymer platform to deliver other agents which may have therapeutic utility. We are currently engaged in pre-clinical research for LIDOMER™ Microspheres, with the hope of entering the clinic by late 2001. LIDOMER™ Microspheres are a site-specific, controlled release formulation of the widely used local anesthetic, lidocaine. We intend to target LIDOMER™ Microspheres for the relief of post-surgical pain.

Neurological Products Program

      We are also a leader in the research and development of small molecules that regenerate damaged nerves (our neurotrophic program) or protect nerves from damage (our neuroprotectant program) for potential treatment of a range of neurodegenerative diseases and conditions, such as Parkinson’s disease, Alzheimer’s disease, stroke, Amyotrophic Lateral Sclerosis (ALS), multiple sclerosis, spinal cord injury and peripheral neuropathies. Additionally, we are currently in Phase I clinical trials with AQUAVAN™ Injection, a novel prodrug of propofol, a widely-used anesthetic. We are also continuing our efforts to seek partners to continue development of our DOPASCAN® Injection imaging agent for the diagnosis and monitoring of Parkinson’s disease. In addition, we are investigating small molecule therapeutics for certain other neurological conditions.

Neurotrophic Program

      The Company’s neurotrophic program originated from observations first made in the laboratory of Dr. Solomon Snyder, Director of the Department of Neuroscience at Johns Hopkins, that certain intracellular proteins, known as “immunophilins,” which are targets of immunosuppressant drugs such as FK 506, are enriched 10-40 fold in certain areas of the central nervous system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth. We have exclusively licensed rights to patent applications relating to the neurotrophic effects of certain immunosuppressant drugs and other immunophilin ligands from Johns Hopkins. Our scientists, together with their academic collaborators, further demonstrated that the pathway leading to nerve regeneration could be separated from the immunosuppressant pathway. Our scientists have synthesized a large number of proprietary small molecules, called “neuroimmunophilin ligands,” which are neurotrophic in animal models of various disease states without being immunosuppressive, are orally-bioavailable and are able to cross the blood-brain barrier.

      In August 1997, we entered into a collaboration with Amgen Inc. to develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may result from the collaboration for all human therapeutic and diagnostic applications. Amgen initially paid us a one time, non-refundable signing fee of $15 million in 1997 and an additional $20 million for 640,095 shares of our common stock and five-year warrants to purchase up to an additional 700,000 shares of our common stock at an exercise price of $35.15 per share. From October 1997, through September 2000, Amgen also paid $13.5 million to support our research relating to the FKBP neuroimmunophilin ligand technology.

      If Amgen achieves certain specified development objectives in each of ten different clinical indications, Amgen has agreed to pay us up to a total of $392 million in milestone payments. To date, we have earned milestone payments from Amgen in the amount of $6 million. We will also receive royalties on any future sales of products resulting from the collaboration. Drug development is a risky endeavor, however, and Amgen may not succeed in developing any FKBP neuroimmunophilin compound into a safe and effective drug that will be approved by the FDA or foreign health regulatory authorities for neurological or other uses. Consequently, we may not earn any of the milestone payments related to such development activities or any royalties.

      During 1998, Amgen nominated a neuroimmunophilin ligand, called “NIL-A,” as the lead compound in the program, initially targeting Parkinson’s disease. During 1999, Amgen commenced human trials with NIL-A, focusing on safety, tolerability and pharmacokinetic study in healthy subjects, and filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration. NIL-A entered Phase II testing in patients with Parkinson’s disease during 2000.

      Amgen and we are also currently conducting pre-clinical research for the use of FKBP neuroimmunophilin compounds for other clinical indications, including Alzheimer’s disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke.

      To date, we have been granted or have obtained rights to more than 30 U.S. patents relating to our neuroimmunophilin compounds program, including a broad use patent claiming the use of compounds having an affinity for FKBP to stimulate growth of damaged neurons in patients suffering from Parkinson’s disease, Alzheimer’s disease or physical damage to the spinal cord.

      Further, we are engaged in pre-clinical research and development of other small molecule neutrophic compounds in addition to those that are the subject of our collaboration with Amgen.

      As noted in the “Risk Factors” section and elsewhere in this annual report, there is no guarantee that we or Amgen will be able to successfully develop NIL-A, other neuroimmunophilin compounds or other product candidates into safe and effective drugs for neurological or other uses. Consequently, we may not earn additional milestone payments related to Amgen’s development activities or revenues related to product sales.

Neuroprotectant Program

      In our neuroprotectant program, our scientists are developing novel compounds to protect brain cells from ischemia (the lack of oxygen delivery from reduced blood flow) and other disorders caused by massive release of excitatory amino acid neurotransmitters such as glutamate. We have been exploring distinct intervention points in a biochemical pathway that can lead to neuronal damage, including: (i) pre-synaptic inhibition of glutamate release by inhibiting the enzyme, N-acetylated alpha-linked acidic dipeptidase (“NAALADase”); and (ii) post-synaptic inhibition of the enzyme, poly(ADP-ribose) polymerase (“PARP”). In the first quarter of 2000, we licensed from Dr. Snyder’s laboratory Serine Racemase, an enzyme which plays a key role in the activation of an important post-synaptic glutamate receptor, the N-Methyl D-Aspartate (NMDA) receptor. We are working on the selective inhibition of NAALADase, PARP, D-Serine Racemase and other enzymes in the biochemical pathway to neuronal damage and death as possible mechanisms for inhibiting the toxic effects of excess glutamate in neurological diseases and conditions.

NAALADase Inhibitors

      During 2000, our scientists identified a lead compound in our NAALADase inhibitor program, GPI-5693. The initial therapeutic target of GPI-5693 is neuropathic pain and disease modification of diabetic neuropathy, a debilitating and progressive disorder involving severe pain, sensitivity, tingling, weakness and numbness in a patient’s extremities. It may affect close to one million Americans, yet there is currently no therapy that is approved in the United States to treat this disorder. In animal models, we have demonstrated that treatment with GPI-5693 and other NAALADase inhibitors can normalize pain sensitivity, improve nerve conduction velocity (the speed at which a nerve impulse travels), and promote re-myelination of peripheral nerves. In December 2000, we initiated clinical testing of GPI-5693. The initial study is a Phase I safety, tolerability and pharmacokinetic study in healthy subjects and is being conducted in Europe. We are continuing to explore the therapeutic utility of NAALADase inhibition in several other neurodegenerative disorders, including chronic pain, schizophrenia, head trauma, Amyotrophic Lateral Sclerosis (ALS), glaucoma and Parkinson’s disease.

      To date, more than 20 U.S. composition of matter and use patents have been issued relating to Guilford’s NAALADase inhibition program, including a broad use patent claiming the use of NAALADase inhibitors generally for the treatment of glutamate abnormalities (such as stroke, ALS and Parkinson’s disease), compulsive disorders, and prostate cancer.

PARP Inhibitors

      Our scientists and their academic collaborators were among the first to investigate the use of PARP inhibitors for the prevention of glutamate neurotoxicity. Studies by several academic laboratories using mice that have been genetically altered to possess no or greatly diminished PARP activity suggest that the absence of PARP activity may reduce the area of neuronal damage from stroke by up to 85%-90%, and the area of heart muscle damage during a heart attack by about 40%. Some of our prototype PARP inhibitors have achieved similar results in preclincal models of stroke and heart attack in animals. In addition, our scientists have achieved neuroprotective results not only in transient ischemia models of stroke, but also in the more rigorous permanent ischemia models of stroke.

      We have identified a number of distinct chemical series of novel PARP inhibitors with pre-clinical efficacy. In addition, we have obtained results in animal experiments suggesting that PARP inhibitors have potential utility in many therapeutic areas, including myocardial ischemia, traumatic head injuries, Parkinson’s disease, septic shock, type I diabetes and arthritis.

      We have filed numerous patent applications in the U.S. and abroad relating to novel compositions of matter and methods of use with respect to PARP inhibitors. To date, we had rights to two issued U.S. patents in the field, including one generally claiming the use of PARP inhibitors for the prevention of glutamate neurotoxicity.

AQUAVAN™ Injection

      In the first quarter of 2000, we announced that we had licensed from ProQuest Pharmaceuticals Inc. (ProQuest) rights relating to a novel prodrug of a widely used anesthetic, propofol. A prodrug is a compound that is metabolized in the body into a drug. The prodrug, which we call AQUAVAN™ Injection, is water-soluble and rapidly converts to propofol upon intravenous administration in animal models. In contrast, propofol is administered in a lipid emulsion, which can cause complications, such as short shelf life, clogged IV tubing, elevated blood lipids and a potentially higher incidence of bacterial contamination. AQUAVAN™ Injection may offer clinical benefit to patients both as an ICU sedating agent and an anesthesia-induction drug.

      Since we licensed AQUAVAN™ Injection from ProQuest, we have filed regulatory submissions to commence clinical studies in Europe and, in January 2001, began a Phase I trial. The trial is a dose escalation study of AQUAVAN™ Injection in healthy volunteers. We are working with anesthesiologists and regulatory consultants to explore recommendations for further clinical studies. Because AQUAVAN™ Injection is a prodrug of an approved anesthetic, we anticipate reduced regulatory, development and timing risks as compared with some of our other programs.

      As noted in the section herein captioned “Risk Factors” and elsewhere in this annual report, there is no assurance that we will be able to develop AQUAVAN™ Injection into a safe and effective drug.

Diagnostic Imaging Agent Program — DOPASCAN® Injection

      Our product candidate for the diagnosis and monitoring of Parkinson’s disease is administered intravenously in trace quantities and allows physicians to obtain images and measure the degeneration of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain that degenerates in Parkinson’s disease. Parkinson’s disease is a common neurodegenerative disorder affecting more than 900,000 patients in the United States.

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

      Following intravenous injections with DOPASCAN® Injection, images of a subject’s brain are obtained with a SPECT camera and can identify the loss of dopamine neurons in the brain. To date, over 2,000 patients have been imaged in the United States and Europe using DOPASCAN® Injection. In a multi-center Phase IIb clinical trial conducted by the Parkinson’s Study Group in the United States and completed in 1997, DOPASCAN® Injection accurately differentiated patients clinically diagnosed with a Parkinsonian disorder (i.e., Parkinson’s disease and progressive supranuclear palsy) from subjects without a Parkinsonian disorder (e.g., essential tremor and healthy controls) with a high sensitivity (98%) and specificity (97%). In addition, no serious adverse events were attributed to DOPASCAN® Injection in this study.

      There can be no assurance, however, that similar results will be seen in any other clinical trials for DOPASCAN® Injection that may be conducted in the future or that DOPASCAN® Injection will be approved as a safe and effective FDA-cleared diagnostic.

      We have entered into an agreement with Daiichi Radioisotope Laboratories, Ltd. (“DRL”), a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN® Injection in Japan, Korea and Taiwan. DRL has informed us that it plans to commence Phase III clinical trials in 2001. We have sought partners for the manufacture and/or distribution of this product in other territories, including the United States and Europe. However, to date, we have not been able to enter into an arrangement with a third-party manufacturer for the supply of DOPASCAN® Injection on acceptable terms. Unless and until we come to an agreement with a suitable manufacturer or corporate partner, the development of DOPASCAN® Injection will be limited to the activities of our Japanese partner.

Manufacturing and Raw Materials

      We currently manufacture GLIADEL® Wafer using a proprietary process at our 18,000 square foot manufacturing facility in Baltimore, Maryland, which includes areas designated for packaging, quality control, laboratory, and warehousing. The manufacturing facility has been in operation since April 1995. It was initially inspected by the FDA in October 1995, and was re-inspected by the FDA in February 1999. Also, in October 1999, we were inspected by the Medicines Control Agency, the United Kingdom’s regulatory authority. Our current facilities are designed to enable us to produce up to 8,000 GLIADEL® Wafer treatments (each consisting of eight GLIADEL® Wafers) annually.

      In January 1998, we completed construction of an expansion of our manufacturing facilities to allow for the additional synthesis of the polyanhydride co-polymer used in the manufacture of GLIADEL® Wafer. We also will be able to use this facility to produce our newest proprietary biodegradable polymers, the PPEs, in connection with the development of other polymer-based products. In addition, our completed construction of a second clean room facility in 1998, we expect could increase our GLIADEL® Wafer manufacturing capacity to 20,000-30,000 treatments annually. We further expect this second clean room facility will provide sufficient capacity to produce any clinical supply of PPE polymer-based product candidates needed in the future, including PACLIMER® Microspheres which are currently under development for ovarian cancer.

      We believe that the various materials used in GLIADEL® Wafer are readily available and will continue to be available at reasonable prices. Nevertheless, while we believe that we have an adequate supply of BCNU, the active chemotherapeutic ingredient in GLIADEL® Wafer, to meet current demand, any interruption in the ability of the two current suppliers to deliver this ingredient could prevent us from delivering the product on a timely basis. We depend upon the availability of certain single-source raw materials in its formulations, but we are seeking alternate suppliers for most of these raw materials. We cannot be sure that such sources can be secured successfully on terms acceptable to us, or at all. Failure of any supplier to provide sufficient quantities of raw material in accordance with the FDA’s current Good Manufacturing Practice (cGMP) regulations could cause delays in clinical trials and commercialization of products, including GLIADEL® Wafer.

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

      Upon FDA approval, a drug may only be marketed in the United States for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-marketing testing and surveillance to monitor a drug in larger and more diverse patient populations. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with the FDA’s applicable cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with its cGMP regulations. We were last inspected in 1999. Failure to comply subjects the manufacturer to possible FDA action, such as suspension of manufacturing, seizure of the product or voluntary recall of a product. Adverse experiences with the commercialized product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Full Clinical Testing Requirements

      The steps required before a newly marketed drug may be commercially distributed in the United States include: (i) conducting appropriate preclinical laboratory and animal tests; (ii) submitting to the FDA an application for an IND, which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a New Drug Application (“NDA”) for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with the FDA’s cGMP requirements and be subject to inspection by the FDA. Foreign manufacturing establishments distributing drugs in the United States also must comply with cGMP requirements, register and list their products, and are subject to periodic inspection by FDA or by local authorities under agreement with FDA. The FDA also regulates drug advertising and promotion as well as the distribution of physician samples. Individual states also often impose licensing requirements on drug manufacturers and distributors. NDA’s also must include a description of the manufacturing processes, including quality control procedures and validation requirements.

      With respect to a drug product with an active ingredient not previously approved by the FDA, the manufacturer must usually submit a full NDA, including complete reports of preclinical, clinical and laboratory studies, to prove that the product is safe and effective. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the dose or method of drug delivery is changed. In addition, the manufacturer of an approved drug may be required to submit for the FDA’s review and approval a supplemental NDA, including reports of appropriate clinical testing, prior to marketing the drug with additional indications or making other significant changes to the product or its manufacture. A manufacturer intending to conduct clinical trials ordinarily will be required first to submit an IND to the FDA containing information relating to previously conducted preclinical studies.

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

      Clinical trials for new drugs typically are conducted in three phases, are subject to detailed protocols and must be conducted in accordance with the FDA’s regulations concerning good clinical practices (GCPs). Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted in the United States must be submitted for review to the FDA as part of the IND. The FDA’s review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an independent institutional review board (“IRB”) established pursuant to FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns arise, or regulatory requirements are not met.

      The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies for a specific indication generally take at least from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company’s product candidates.

      Reports of results of the preclinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. User fee legislation now requires the submission in fiscal year 2001 of $285,740 to cover the costs of FDA review of a full NDA. Annual fees also exist for certain approved prescription drugs and the establishments that make them. The NDA typically includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, and details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. In May 1999 the FDA published final regulations describing criteria that the FDA will use to evaluate the safety and efficacy of diagnostic radiopharmaceuticals like DOPASCAN® Injection.

      The median FDA approval time is currently about 12 months, although clinical development, reviews, or approvals of treatments for cancer and other serious or life-threatening diseases may be accelerated, expedited or fast-tracked. In addition, approval times can vary widely among the various reviewing branches of the FDA. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. In certain limited cases the FDA may consider one clinical study sufficient. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests) or require other conditions for approval. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

      Confirmatory studies similar to Phase III clinical studies may be conducted after, rather than before, FDA approval under certain circumstances. The FDA may determine under its expedited, accelerated, or fast-track provisions that previous limited studies establish an adequate basis for drug product approval, provided that the sponsor agrees to conduct additional studies after approval to verify safety and effectiveness. Treatment of patients not in clinical trials with an experimental drug may also be allowed under a Treatment IND before general marketing begins. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These cost-recovery, treatment IND, and expedited, accelerated or fast-track approval provisions are limited, for example, to drug products (i) intended to treat AIDS or other serious severely debilitating or life-threatening diseases especially and that provide meaningful therapeutic benefit to patients over existing treatments, (ii) that are for diseases for which no satisfactory alternative therapy exists, or (iii) that address an unmet medical need. No assurances exist that the Company’s product candidates will qualify for cost-recovery, expedited, accelerated, or fast-track approvals or for treatment use under the FDA’s regulations or the current statutory provisions.

      The full NDA process for newly marketed non-biological drugs, such as those being developed by us, including FKBP neuroimmunophilin ligand products and inhibitors of NAALADase and PARP, can take a number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all or that we will have sufficient resources to carry such potential products through the regulatory approval process.

Abbreviated Testing Requirements

      The Drug Price Competition and Patent Term Restoration Act of 1984 (“DPC-PTR Act”) established abbreviated procedures for obtaining FDA approval for many non-biological drugs which are off-patent and whose marketing exclusivity has expired. Applicability of the DPC-PTR Act means that a full NDA is not required for approval of a competitive product. Abbreviated requirements are applicable to drugs which are, for example, either bioequivalent to brand-name drugs, or otherwise similar to brand-name drugs, such that all the safety and efficacy studies previously done on the innovator product need not be repeated for approval. Changes in approved drug products, such as in the delivery system, dosage form, or strength, can be the subject of abbreviated application requirements. There can be no assurance that abbreviated applications will be available or suitable for our non-biological drug products, including our efforts to develop a controlled-release formulation of the chemotherapeutic agent, paclitaxel (TAXOL®) using our PPEs, or that FDA approval of such applications can be obtained.

      A five-year period of market exclusivity is provided for newly marketed active ingredients of drug products not previously approved and a three-year period for certain changes in approved drug products for which reports of new clinical investigations are essential for approval (other than bioequivalence studies). A period of three years is available for changes in approved products, such as in delivery systems of previously approved products. Both periods of marketing exclusivity mean that abbreviated applications, which generally rely to some degree on approvals or on some data submitted by previous applicants for comparable innovator drug products, cannot be marketed during the period of exclusivity. The market exclusivity provisions of the DPC-PTR Act bar only the marketing of competitive products that are the subject of abbreviated applications, not products that are the subject of full NDAs. The DPC-PTR Act also may provide a maximum time of five years to be restored to the life of any one patent for the period it takes to obtain FDA approval of a drug product, including biological drugs. No assurances exist that the exclusivity or patent restoration benefits of the DPC-PTR Act will apply to any of our product candidates.

Other Regulation

      Products marketed outside the United States which are manufactured in the United States are subject to certain FDA export regulations, as well as regulation by the country in which the products are to be sold. U.S. law can prohibit the export of unapproved drugs to certain countries abroad. We also would be subject to foreign regulatory requirements governing clinical trials and pharmaceutical sales, if products are marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must usually be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

      In addition to the requirements for product approval, before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved as well. Products may be subject to price controls and/or limits on reimbursement. The requirements governing product pricing and reimbursement vary widely from country to country and can be implemented disparately at the national level. The European Union generally provides options for its fifteen Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. Member States in the European Union can opt to have a “positive” or a “negative” list. A positive list is a listing of all medicinal products covered under the national health insurance system, whereas a negative list designates which medicinal products are excluded from coverage. In the European Union, the United Kingdom and Spain use a negative list approach, while France uses a positive list approach. In Canada, each province decides on reimbursement measures.

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

      There can be no assurance that any country which has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements with respect to our applications for GLIADEL outside of the United States.

      We are also governed by other federal, state and local laws of general applicability. These laws include, but are not limited to, those regulating working conditions enforced by the Occupational Safety and Health Administration and regulating environmental hazards under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other environmental laws enforced by the United States Environmental Protection Agency (“USEPA”). The DEA regulates controlled substances, such as narcotics. A precursor compound to DOPASCAN® Injection is a tropane-derivative similar to cocaine and thus is subject to DEA regulations. Establishments handling controlled substances must, for example, be licensed and inspected by the DEA, and may be subject to export, import, security and production quota requirements. Radiolabeled products, including drugs, are also subject to regulation by the Department of Transportation and to state and federal licensing requirements. Various states often have comparable health and environmental laws, such as those governing the use and disposal of controlled and radiolabeled products.

      While we are not actively involved in product areas involving biotechnology and we have no current plans to develop products utilizing modern biotechnology, if we were to move in that direction, we would potentially be subject to extensive regulation. The USEPA, the FDA and other federal and state regulatory bodies have developed or are in the process of developing specific requirements concerning products of biotechnology that may affect research and development programs and product lines. We are unable to predict whether any governmental agency will adopt requirements, including regulations, which would have a material and adverse effect on any future product applications involving biotechnology.

Intellectual Property Rights

      We believe that intellectual property protection is crucial to our business. Our success will depend in large part on our ability to obtain and enforce intellectual property protection for our products and processes and operate without infringing on others’ intellectual property rights. As of December 31, 2000, we owned or had licensed rights to more than 100 U.S. patents and patent applications protecting our key technologies and to corresponding foreign patents and patent applications. We also own certain trademarks.

      The value of our intellectual property rights is subject to various uncertainties and contingencies. The scope of intellectual property protection afforded to pharmaceutical and biotechnological inventions is uncertain, and our product candidates are subject to this uncertainty. We cannot be certain that any of our patent applications will be granted, that additional products or processes we develop will be patentable, or that any of our patents will provide us with any competitive advantages. In addition, any existing or future patents or intellectual property owned by us may be challenged, invalidated or circumvented by others.

      Further, other companies have been issued patents and have filed patent applications relating to our key technologies. While we do not believe that we are infringing any valid patents of which we are aware, we cannot be certain that our products or product candidates will not infringe or be dominated by patents that have issued or may issue to third parties.

      We control the disclosure and use of our proprietary information through confidentiality agreements with employees, consultants and other third parties. However, our confidentiality agreements may not be honored, disclosure of our proprietary information may occur, and disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality obligations.

      We support and collaborate in research conducted by other companies, universities and governmental research organizations. We may not be able to acquire exclusive rights to the intellectual property derived from such collaborations and disputes may arise as to rights in derivative or related research programs that we conduct. To the extent that consultants or other research collaborators use third parties’ intellectual property in their work with us, disputes may also arise as to the rights to resulting intellectual property. In addition, in the event we breach any of our collaborative research contracts, such a breach may cause us to lose certain licensed intellectual property rights.

      If we are required to defend against charges of infringement of intellectual property rights of third parties or assert our own intellectual property rights against third parties, we may incur substantial costs and could be enjoined from commercializing certain products. We may also be required to pay monetary damages. To avoid or settle litigation, we may seek licenses from third parties or attempt to redesign our products or processes to avoid infringement. However, we may not be successful in obtaining licenses or successfully redesigning our products or processes.

      We could also be required to participate in U.S. interference proceedings or international patent oppositions. In fact, in order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed a European opposition in 1998 to revoke another company’s European patent. In 2000, we won the opposition, and the subject patent was revoked. However, the patentee has appealed the initial determination, and the patent could be reinstated. If the patent is reinstated, litigation could result.

Technology Licensing Agreements

      In March 1994, we entered into an agreement (the “GLIADEL® Wafer Agreement”) with Scios Inc. pursuant to which we licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL® Wafer is covered by two of the U.S. patents under this license which expire in 2005 and certain related international patents and patent applications. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL® Wafer Agreement to MIT.

      Under the GLIADEL® Wafer Agreement, we are obligated to pay a royalty on all net sales of products incorporating such technology as well as a percentage of all royalties received by us from sublicensees and certain advance and minimum annual royalty payments. We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL® Wafer. In addition, we are obligated to meet certain development milestones. Although we believe that we can comply with such obligations, our failure to perform these obligations could result in losing our rights to new polymer-based products.

      In June 1996, we entered into a license agreement with MIT and Johns Hopkins respecting a patent application covering certain biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (TAXOL®) and camptothecin) for treating solid tumors. Under this agreement, we are obligated to make certain annual and milestone payments to MIT and to pay royalties based on any sales of products incorporating the technology licensed to us. Furthermore, under the terms of the agreement, we have committed to spend minimum amounts to develop the technology and to meet certain development milestones. Although we believe that we can comply with such obligations, our failure to perform these obligations could result in losing our rights to such technology.

      In July 1996, we entered into a license agreement with Johns Hopkins that currently covers several U.S. patents respecting certain PPEs developed at Johns Hopkins and additional PPEs patent applications. This agreement, among other things, requires us to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of this technology. In the event of termination of these licenses, we could lose our rights to the use of the licensed technology.

      We and Johns Hopkins are parties to exclusive license agreements covering the neurotrophic use of neuroimmunophilin ligands, which were jointly discovered by scientists at, and are jointly owned by, Johns Hopkins and us, and inhibition of PARP for neuroprotective uses and certain other technologies. These agreements require us to pay, among other things, certain processing, maintenance, and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of the technologies. In the event of termination of these licenses, we could lose our rights to use the licensed technology (or in the case of joint inventions, exclusive use of such technology). In the case of our license with Johns Hopkins relating to neuroimmunophilin ligands, Johns Hopkins is entitled to a portion of all milestone payments paid to us, including payments under our collaboration with Amgen, and a royalty on net sales of neuroimmunophilin ligand products, again including sale of products under our collaboration with Amgen.

      We obtained exclusive worldwide rights to DOPASCAN® Injection pursuant to a March 1994 license agreement (the “RTI Agreement”) with Research Triangle Institute (“RTI”), which grants us rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain which are or may be useful as dopamine neuron imaging agents. DOPASCAN® Injection and certain related precursors and analogues are covered by U.S. patents which start expiring in 2009, as well as certain related international patents and patent applications.

      Under the RTI Agreement, we reimbursed RTI for certain past patent-related expenses and agreed to make annual payments to RTI to support mutually agreed-upon research that was conducted at RTI through March 1999. In addition, we are obligated to pay RTI a royalty on gross revenues we receive from products derived from the licensed technology and from sublicensee proceeds and to make certain minimum royalty payments following the first commercial sale of such products. We must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. Our failure to perform our obligations under the RTI Agreement in the future could result in termination of the license.

United States Government Rights

      Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program (“subject inventions”) may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to grant licenses which may be exclusive under any of such inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to a subject invention if there is a failure to disclose the invention and elect title within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the government rights include the right to use and disclose without limitation technical data relating to licensed technology that was developed in whole or in part at government expense. Our principal technology license agreements contain provisions recognizing these government rights.

Marketing, Sales and Distribution

      Prior to 2000, our strategy had been to establish collaborations with larger pharmaceutical companies where possible to develop and promote products that require extensive development, sales and marketing resources.

      However, during 2000, we began the transformation into a fully-integrated biopharmaceutical company through our reacquisition of Aventis’ rights to GLIADEL® Wafer. In November 2000, David P. Wright joined us as our Executive Vice President, Commercial Operations. Mr. Wright has extensive experience in the marketing, sale and distribution of pharmaceutical products. He is assembling an in-house department containing marketing, sales management, medical affairs, reimbursement and other relevant functions to manage a sales force of at least 20 people provided through Cardinal Health. Our contract with Cardinal Health allows us to bring this sales force in-house after 12 months on prescribed terms. In addition, our GLIADEL® Wafer product is distributed through Cord Logistics, Inc., which handles fulfillment of customer orders.

      In Europe, we have a temporary arrangement with IDIS Limited, based in the U.K., for the distribution of GLIADEL® Wafer on a named hospital basis, while we consider whether to build an in-house European marketing and sales organization or to out-source the marketing and sale of GLIADEL® Wafer in Europe. While the marketing, sale and distribution of GLIADEL® Wafer in

Europe and elsewhere in the world are priorities for us, we are first concentrating on marketing and sales activities in the U.S., and filing the Supplemental New Drug Application seeking to extend the approved label for GLIADEL® Wafer to first-line therapy.

      The establishment of our Commercial Operations function will give us more options in the commercialization of our product candidates (other than our FKBP neuroimmunophilin ligands, which are licensed to Amgen and discussed below). For example, if approved, we may be able to market and sell AQUAVAN® Injection, GPI-5693, PACLIMER® Microspheres, and LIDOMERTM Microspheres ourselves in the U.S., and possibly in Europe (if we build our own European commercial operations unit), while seeking development and/or commercialization partners elsewhere in the world.

      From time to time, we are in discussions with potential partners for the development and commercialization of GLIADEL® Wafer in Japan, NAALADase inhibitors in Japan and Europe, and DOPASCAN® Injection in Europe and other technologies for different territories.

Amgen Collaboration

      In August 1997, we entered into a collaboration with Amgen to research, develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may result from the collaboration, for all human therapeutic and diagnostic applications. Amgen initially paid us a one time, non-refundable signing fee of $15 million in 1997 and also invested an additional $20 million in us in exchange for 640,095 shares of our common stock and five-year warrants to purchase up to an additional 700,000 shares of our common stock at an exercise price of $35.15 per share. In connection with the sale of these securities, we granted Amgen certain demand and “piggyback” registration rights under applicable securities laws.

      As part of this collaboration, Amgen agreed to fund up to a total of $13.5 million to support our research relating to the FKBP neuroimmunophilin ligand technology. This research funding began on October 1, 1997, and concluded in September 2000.

      If Amgen achieves certain specified development objectives in each of ten different clinical indications, seven of which are neurological (i.e., Parkinson’s disease, Alzheimer’s disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke) and three of which are non-neurological, Amgen has agreed to pay us up to a total of $392 million in milestone payments.

      We will receive royalties on any future sales of products resulting from our collaboration with Amgen. Amgen has agreed to fund, develop and commercialize the FKBP neuroimmunophilin ligand technology. Under limited circumstances, we have the option to conduct certain Phase I and Phase II clinical trials on one product candidate in one indication and we have the right to co-promote in the United States one product resulting from the collaboration.

Other Agreements

      In October 1995, we entered into an agreement appointing Orion Pharma distributor for GLIADEL® Wafer in Scandinavia, and in December 1995 we entered into an agreement with DRL for the marketing, sale and distribution of DOPASCAN® Injection in Japan, Korea and Taiwan.

Competition

      We are involved in evolving technological fields in which developments are expected to continue at a rapid pace. Our success depends upon our ability to compete effectively in the research, development and commercialization of products and technologies in our areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities, experience and manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those that we have under development.

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

      A number of companies have shown interest in trying to develop neurotrophic agents to promote nerve growth and repair in neurodegenerative disorders and traumatic central nervous system injuries. However, much of this activity has focused on naturally occurring growth factors. Such large molecules generally cannot cross the blood-brain barrier and thus present problems in administration and delivery. One company has announced that certain of its neuroimmunophilin ligands showed positive results in stimulating nerve growth in an animal model of nerve crush, and has disclosed that it has made patent filings covering compounds and uses in connection with nerve growth promotion. This company also announced in 1999 that it began a Phase II clinical trial for peripheral neuropathy using a neuroimmunophilin compound it originally was developing for multiple drug resistance in cancer patients. In addition, another company announced that IGF-1 showed positive results in clinical trials of a peripheral neurodegenerative disorder.

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

      The anesthesia/ sedation field is concentrated in the United States mainly among four major companies, with several other companies doing research in the field. There are numerous products currently on the market that are accepted as relatively safe and effective anesthetic agents and sedation agents. We cannot be sure that we can successfully develop AQUAVAN™ Injection into a safe and effective drug or that it will be cleared for marketing. Even if we do develop it into a safe and effective drug and it is cleared for marketing, the commercial prospects for AQUAVAN™ Injection will depend heavily on its safety and efficacy profile relative to alternatives then available in the market.

      We believe that two other companies are clinically evaluating imaging agents for dopamine neurons. In addition, a variety of radiolabeled compounds for use with Positron Emission Tomography (“PET”) scanners have been used to image dopamine neurons successfully in patients with Parkinson’s disease. PET scanning is currently only available in a limited number of hospitals in the United States and Europe.

      Any product candidate that we develop and for which we gain regulatory approval, including GLIADEL® Wafer, must then compete for market acceptance and market share. For certain of our product candidates, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include the capabilities of our collaborators, product efficacy and safety, timing and scope of regulatory approval, product availability, marketing and sales capabilities, reimbursement coverage, the amount of clinical benefit of our product candidates relative to their cost, method of administration, price and patent protection. Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than us. The achievement of any of these goals by our competitors could have a material adverse effect on our business, financial condition and results of operations.

Product Liability and Insurance

      Product liability risk is inherent in the testing, manufacture, marketing and sale of our product candidates, and there can be no assurance that we will be able to avoid significant product liability exposure. While we currently maintain $15 million of product liability insurance covering clinical trials and product sales, there can be no assurance that this or any future insurance coverage obtained by us will be adequate or that claims will be covered by our insurance. Our insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to us in the future on acceptable terms, or at all.

Employees

      At December 31, 2000, we employed 254 individuals. Of these 254 employees, 211 were employed in the areas of research and product development and in manufacturing and quality control of GLIADEL. The remaining 43 employees performed selling, general and administrative functions, including sales and marketing, executive, finance and administration, legal and business development. None of our employees are currently represented by a labor union. To date, we have not experienced work stoppages related to labor issues and we believe our relations with our employees are good.

      All employees are required to enter into a confidentiality agreement with us. Hiring and retaining qualified personnel are important factors for our future success. We are likely to continue to add personnel particularly in the areas of sales and marketing, research, clinical research and operations, including manufacturing. Intense competition exists for these qualified personnel from other biotechnology and biopharmaceutical companies as well as academic, research and governmental organizations. There can be no assurance that we will be able to continue to hire qualified personnel and, if hired, that we will be able to retain these individuals.

Item 1A.  Executive Officers and Other Significant Employees of Registrant

      Craig R. Smith, M.D., age 55, joined the Company as a Director at the Company’s inception in July 1993. Dr. Smith was elected President and Chief Executive Officer in August 1993 and was elected Chairman of the Board in January 1994. Prior to joining the Company, Dr. Smith was Senior Vice President for Business and Market Development at Centocor, Inc., a biotechnology corporation. Before joining Centocor, Dr. Smith served on the Faculty of the Department of Medicine at Johns Hopkins Medical School. Dr. Smith received his M.D. from the State University of New York at Buffalo in 1972 and received training in Internal Medicine at Johns Hopkins Hospital from 1972 to 1975. Dr. Smith is a member of the board of directors of CellGate, Inc. and Molecular Neuroimaging Inc.

      David P. Wright, age 53, joined the Company as Executive Vice President, Commercial Operations in November 2000. From 1990 through 1999, Mr. Wright was employed by MedImmune, Inc., most recently as Executive Vice President Sales and Marketing. Prior to joining MedImmune, Mr. Wright was Vice President, Gastrointestinal Business Group, for Smith, Kline and French Laboratories, and held various marketing and sales posts with G.D. Searle, Glaxo, Hoffmann-LaRoche and Pfizer. Mr. Wright received a Master of Arts in Speech Pathology and Audiology from the University of South Florida in 1969.

      John P. Brennan, age 58, joined the Company as Vice President, Operations in January 1994 and became Senior Vice President, Operations in January 1997. In February 1999, Mr. Brennan was promoted to Senior Vice President, Technical Operations and General Manager, Drug Delivery Business. From 1980 to 1993, he was Vice President, Technical Operations and Manufacturing for G.D. Searle and Co., where he was responsible for the operation of manufacturing plants in North America, Latin America and Europe and the worldwide pharmaceutical and process technology. Mr. Brennan received his B.S. in Chemistry from the Philadelphia College of Pharmacy and Science in 1968 and attended the Wharton Graduate Management Program in 1976.

      Andrew R. Jordan, age 53, joined the Company as Vice President, Secretary, Treasurer and Chief Financial Officer in September 1993 and became Senior Vice President, Treasurer and Chief Financial Officer in January 1997. Prior to joining the Company, Mr. Jordan held various positions with KPMG LLP, a public accounting firm, including partner since 1983. Mr. Jordan’s experience at KPMG LLP included advising early-stage and emerging technology companies and initial and secondary public equity and debt offerings. He received his B.A. from Rutgers College in 1969 and his MBA from Rutgers Graduate School of Business in 1973 and is a Certified Public Accountant.

      Peter D. Suzdak, Ph.D., age 42, joined the Company in March 1995 as Vice President, Research. In February 1999, Dr. Suzdak was promoted to Senior Vice President, Research & Development. Prior to joining the Company, Dr. Suzdak was Director of Neurobiology at Novo Nordisk A/S and was responsible for all neurobiology research from 1993 to 1995, and Department Head for Receptor Neurochemistry from 1988 to 1992 as well as a member of the drug discovery management group from 1989 to 1995. Dr. Suzdak received his Ph.D. in Neuroscience from the University of Connecticut and a B.S. in Pharmacy from St. Johns University.

      Thomas C. Seoh, age 43, joined the Company in April 1995, as Vice President, General Counsel and Secretary. In August 1999, he was promoted to Senior Vice President. In February 2001, he became Senior Vice President, Corporate Development, General Counsel and Secretary. Mr. Seoh previously held legal management positions with ICN Pharmaceuticals, Inc. group, including Vice President and Associate General Counsel, and with Consolidated Press U.S., Inc., and was associated with the New York and London offices of Lord Day & Lord, Barrett Smith. Mr. Seoh received his J.D. and A.B. from Harvard University.

      Nancy J. Linck, Ph.D., J.D., age 59, joined the Company as Vice President, Intellectual Property in November 1998. In February 2001, Dr. Linck was promoted to Senior Vice President, Intellectual Property and Deputy General Counsel. From 1994 to 1998, Dr. Linck was Solicitor for the U.S. Patent and Trademark Office, where she acted as general counsel for the Commissioner of Patents and Trademarks. From 1987 to 1994, Dr. Linck worked as a patent and trademark litigator at the intellectual property law firm of Cushman, Darby & Cushman, first as an Associate from 1987 to 1990, and later as a Partner from 1991 to 1994. Since 1995, Dr. Linck has been engaged as an Adjunct Professor of Law, first at George Washington University School of Law and presently at Georgetown University Law Center. Dr. Linck received her B.S. in Chemistry from the University of California, Berkeley, her M.S. and Ph.D. in Inorganic Chemistry from the University of California, San Diego, and her J.D. from Western New England College School of Law.

      William C. Vincek, Ph.D., age 53, joined the Company as Vice President, Corporate Quality in August 1997. In August 1999, he became Vice President, Pharmaceutical & Chemical Development. From November 1993 until Dr. Vincek joined the Company, he was Group Director, CMC & Preclinical Regulatory Affairs and Global Research and Development GMP Quality Assurance at Glaxo Wellcome, Inc. Prior to that time, Dr. Vincek held various positions at SmithKline Beecham Pharmaceuticals and related entities. Dr. Vincek received his Ph.D. in Medicinal Chemistry from the University of Kansas, where he also received an M.S. in Medicinal Chemistry. Dr. Vincek received a B.S. in Chemistry from Colorado State University.

      Denise Battles, age 46, joined the Company as Director of Quality Assurance in August 1994 and became Senior Director of Product Compliance in August 1997. Ms. Battles was promoted to Vice President of Corporate Quality in August 1999. Prior to joining the Company, Ms. Battles was employed by Pharmaceutical Systems, Incorporated as the Director of Quality Assurance from 1993 to 1994. Prior thereto, Ms. Battles held various positions with Quality Control and Quality Assurance at Baxter Healthcare Corporation. Ms. Battles received her B.S. in Biology from Fisk University in 1977 and received training at the Lake Forest Graduate School of Management.

      Dana C. Hilt, M.D., age 47, joined the Company as Vice President, Clinical Research in May 1998. In February 1999, Dr. Hilt became Vice President, Clinical Research and Drug Metabolism. Prior to joining the Company, Dr. Hilt was employed by Amgen, most recently as Director, Neuroscience from 1996 to 1998. Prior to joining Amgen, Dr. Hilt held a variety of positions at the University of Maryland School of Medicine and the National Institutes of Health. Dr. Hilt received his B.S. degree in Chemistry from the University of Maine, his M.D. from Tufts University School of Medicine, and received training in Internal Medicine at Harvard Medical School and Neurology at Johns Hopkins Hospital.

      Margaret M. Contessa age 52, joined Guilford as Vice President of Human Resources in November 2000. Prior to joining Guilford, from March 1998 to January 1999, Ms. Contessa was Vice President, Human Resources of Witco Corporation, a 6,000-person, multibillion-dollar manufacturer of specialty chemicals located in Greenwich, Connecticut. From 1986 through 1998, she was employed by Engelhard Corporation as Director, Human Resources, and prior to that held various human resources positions with Schering Plough and BASF. Ms. Contessa received her B.S. in Management Science at Fairleigh Dickinson University in 1977 and received training at Harvard and Columbia University.

Item 2.  Properties.

      In August 1994, we entered into a master lease for an approximately 83,000 square foot building in Baltimore, Maryland that currently serves as our headquarters. We currently occupy 23,000 square feet for office space, 18,000 square feet for manufacturing space for GLIADEL® Wafer and potentially other polymer-based products, and 42,000 square feet of research and development laboratories. The master lease expires in July 2005. Two five-year renewal options are available to us or we may exercise a purchase option any time after the ninth year of the lease for the then-current fair market value.

      In February 1998, we entered into an operating lease with a trust affiliated with First Union National Bank respecting the construction and occupancy of a new laboratory and office facility, consisting of approximately 73,000 square feet. We began moving personnel into this facility in June 1999 and consolidated all of our operations into our current headquarters and the new facility during the third quarter of 1999. The lease expires in February 2005, at which time we have an option (i) to purchase the property or (ii) to sell the property on behalf of the trust (subject to certain limitations and related obligations). In addition, we may, with the consent of First Union, enter into a new lease arrangement. See “Management’s Discussion of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more complete description of the Company’s arrangements with First Union.

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

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. We founded Guilford in July 1993, and since that time, with the sole exception of 1996, we have not earned a profit in any year. Our losses result mainly from the significant amount of money that we have spent on research and development. As of December 31, 2000, we had an accumulated deficit of approximately $130 million. We expect to have significant additional losses over the next several years.

      Most of our product candidates are in research or early stages of pre-clinical and clinical development. Except for GLIADEL® Wafer, none of our products or product candidates has been sold to the public. Up to this point in this time, nearly all of our revenues have come from:

•	payments from Aventis from the sale and distribution of GLIADEL® Wafer,

•	one-time, non-refundable signing fees from our corporate partners under agreements supporting the research, development and commercialization of our product candidates,

•	one-time payments from our corporate partners when we achieve regulatory or development milestones, and

•	research funding under our agreement with Amgen.

      We recently reacquired from Aventis the right to market, sell and distribute GLIADEL® Wafer so we will not receive any future payments from Aventis for GLIADEL® Wafer. We do not expect revenues from GLIADEL® Wafer to be sufficient to support all our anticipated future activities. Whether we will ever be able to generate significant revenues from GLIADEL® Wafer continues to be uncertain, especially in light of our inexperience in the marketing, sales and distribution area. In addition, we do not expect to generate revenues from the sale of our product candidates for the next several years, if ever.

      We may never recognize significant additional revenues from Amgen because of significant risks. These risks are part of each of the following activities:

•	new product development,

•	the conduct of pre-clinical animal studies and human clinical trials,

•	applying for and obtaining regulatory approval to market and sell product candidates,

•	expanding the processes for making product candidates from the relatively small quantities and qualities needed for research and development purposes to the commercial scale manufacture needed to support marketing and sales of new products, and

•	commercialization of new products.

      We discuss these and other risks in greater detail below in this “Risk Factors” section.

      Many factors will dictate our ability to achieve sustained profitability in the future, including:

•	our ability to successfully market, sell and distribute GLIADEL® Wafer,

•	receipt of regulatory clearance to market and sell GLIADEL® Wafer for patients undergoing initial surgery for malignant glioma in the United States as well as in Europe and other countries,

•	receipt of regulatory clearance to market and sell GLIADEL® Wafer for the recurrent indication in Europe and other countries,

•	the successful development and commercialization of product candidates on our own, or that result from our collaboration with Amgen, and

•	our ability to enter into additional collaborative arrangements and license agreements with other corporate partners for our product candidates and earlier stage technologies as we develop them.

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

We depend on a single product, GLIADEL® Wafer, for revenues.

      Our short-term prospects depend to a large extent on sales of GLIADEL® Wafer, our only commercial product. We commercially launched GLIADEL® Wafer in the United States in February 1997. We currently do not know whether the product will ever gain broad market acceptance or the extent of the marketing efforts necessary to achieve broad market acceptance. If GLIADEL® Wafer fails to gain market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

      On October 23, 2000, we reacquired from Aventis the right to market, sell and distribute GLIADEL® Wafer. Until then, Aventis held exclusive worldwide (excluding Scandinavia and Japan) marketing, sales and distribution rights for GLIADEL® Wafer. Under that arrangement, Aventis paid us royalties and also made designated milestone payments upon achieving specified domestic and international regulatory approvals. For example, Aventis made a $1.0 million payment to us in each of March and September 2000. After the reacquisition, Aventis is no longer obligated to make any payments to us.

      We have approval from the FDA to market GLIADEL® Wafer in the United States for only a limited subset of patients who suffer from brain cancer. Our approval is for those patients for whom surgical tumor removal, commonly referred to as “resection,” is called for and who have “recurrent” forms of a type of brain cancer called glioblastoma multiforme. A recurrent form of glioblastoma multiforme is one in which the cancer has returned after initial surgery to remove a brain tumor. The number of patients undergoing recurrent surgery for glioblastoma multiforme is very limited, and we believe the total number of patients on an annual basis who have glioblastoma multiforme in the United States is approximately 10,000.

      In order to expand the medical uses, commonly referred to as “indications,” for which we may market GLIADEL® Wafer, we must successfully complete additional lengthy clinical trials. In November 2000, we reported results of a multicenter, randomized, double-blind, placebo-controlled, 240-person trial investigating GLIADEL® Wafer for patients undergoing initial surgery for brain cancer. We are currently preparing a supplemental New Drug Application for filing with the FDA for first surgery, and expect to file similar applications in other countries. We may not receive the desired regulatory clearances for the first line indication on the basis of these clinical data. If GLIADEL® Wafer fails to receive regulatory clearance, that failure would limit our ability to market GLIADEL® Wafer for use in patients beyond the current narrow indication and reduces the likelihood of increasing the revenues that we receive from sales of GLIADEL® Wafer.

      In addition, applications for marketing approval for the current indication for GLIADEL® Wafer have been made in a number of foreign countries, and as of the date of this annual report, GLIADEL® Wafer is approved for the market in only 21 countries, including France, Spain, Germany and the U.K. We have been working to transfer these international regulatory approvals to us. If we are not able to successfully transfer existing approvals or obtain additional approvals, the geographic market for GLIADEL® Wafer would remain limited, which reduces the likelihood of increasing the revenues that we receive from sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprise a small percentage of total sales of GLIADEL® Wafer.

      GLIADEL® Wafer is also a very fragile product and can easily break into many pieces if it is not handled with great care. Product recalls due to excessive breakage of the GLIADEL® Wafers or for other reasons could also have a negative effect on our business, financial condition and results of operations.

We have never marketed or sold our products directly before and we may not be successful in our efforts to market, sell and distribute GLIADEL® Wafer. Additionally, we expect to incur significant expense in marketing, selling and distributing GLIADEL® Wafer.

      From GLIADEL® Wafer’s commercial launch until December 31, 2000, Aventis marketed, sold and distributed GLIADEL® Wafer. Our recent reacquisition of the right to market, sell and distribute GLIADEL® Wafer marks an important change in our business. Only recently did we acquire direct sales capability. We have never engaged in significant marketing and sales efforts. Our limited experience in developing, maintaining and expanding a direct specialty marketing and sales force may restrict our success in selling GLIADEL® Wafer. The launch of our marketing and sales efforts may distract management’s attention from our core business.

      Alternatively, we may contract with third parties for the marketing, sale and distribution of GLIADEL® Wafer. We entered into an agreement with Cardinal Health to hire and train sales representatives to sell GLIADEL® Wafer.

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

      Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue and thus our operating results should also continue to vary significantly. These fluctuations are due to a variety of factors, including:

•	the timing and amount of sales of GLIADEL® Wafer,

•	the timing and realization of milestone and other payments from our corporate partners,

•	the timing and amount of expenses relating to our research and development, product development, and manufacturing activities, and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/ or defend our patent and other rights to our intellectual property.

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

      The market price of our stock has been and is likely to continue to be highly volatile. Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

      From time to time, stock market professionals publish research reports covering our business and our future prospects. For a number of factors, we may be unable to meet the expectations of securities analysts or investors and our stock price may decline. These factors include:

•	announcements by us or our competitors of clinical results, technological innovations, product sales, new products or product candidates,

•	developments or disputes concerning patent or proprietary rights,

•	regulatory developments affecting our products,

•	period-to-period fluctuations in the results of our operations,

•	market conditions for emerging growth companies and biopharmaceutical companies,

•	revenues received from GLIADEL® Wafer, and

•	our expenditures.

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

      Moreover, under the terms of our collaboration with Amgen, we have no control over the development activities regarding the FKBP neuroimmunophilin ligand technology, which are within the sole discretion of Amgen. Our agreement with Amgen also does not specify a binding timetable for achieving development and commercialization goals with respect to the FKBP neuroimmunophilin ligand technology. Even if Amgen determines to conduct clinical trials on a product candidate resulting from our collaboration, Amgen still may not be able to complete those clinical trials successfully and then receive approval from the FDA or foreign regulatory authorities to market and sell any such products.

      The FKBP neuroimmunophilin ligand technology we have licensed to Amgen represents a new approach to the treatment of certain types of neurological and other diseases and conditions. We and Amgen have very limited experience in taking the kinds of compounds likely to result from our work and formulating them into final drug products appropriate for sale to the public. In addition, both of us have limited experience with the transition of these compounds from the quantity and quality needed to support research and development efforts to the quantities needed to support commercial scale distribution. Also, both we and Amgen have limited experience with the manufacture of compounds of this type for commercial sale. Amgen may not be successful in scaling-up and manufacturing adequate quantities needed for commercial sale. For a more complete description of the kinds of risks associated with product manufacture, you should read the section entitled “Our manufacturing capabilities are limited...” below.

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

      To commercialize GLIADEL® Wafer, we must be able to manufacture it in sufficient quantities, in compliance with regulatory requirements, and at acceptable costs. We manufacture GLIADEL® Wafer at one of our two manufacturing facilities in Baltimore, Maryland, which consists of production laboratories and redundant cleanrooms. We estimate that the facility currently has the capacity to manufacture approximately 8,000 GLIADEL® Wafer treatments per year.

      We have manufactured only limited quantities of GLIADEL® Wafer in our facilities. We cannot be sure that we will be able to continue to satisfy applicable regulatory standards, including FDA requirements, and other requirements relating to the manufacture of GLIADEL® Wafer in the facilities.

      We also face risks inherent in the operation of a facility for manufacture of GLIADEL® Wafer. These risks include:

•	unforeseen plant shutdowns due to personnel, equipment or other factors, and

•	the possible inability of the facilities to produce GLIADEL® Wafer in quantities sufficient to meet demand.

      Any delay in the manufacture of GLIADEL® Wafer could result in delays in product shipment. Delays in product shipment would have a negative effect on our business and operating results.

      Currently, we have no manufacturing capabilities for any of our product candidates. Consequently, in order to complete the commercialization process of any of our product candidates, we must either acquire, build or expand our internal manufacturing capabilities or rely on third parties to manufacture these product candidates. We cannot be sure that we or our corporate partners, including Amgen, will be able to (1) acquire, build or expand facilities that will meet quality, quantity and timing requirements or (2) enter into manufacturing contracts with others on acceptable terms. If we or our corporate partners are unable to accomplish these tasks, it would impede our efforts to bring our product candidates to market, which would adversely affect our business. Moreover, if we decide to manufacture one or more of our product candidates ourselves, we would incur substantial start-up expenses and need to expand our facilities and hire additional personnel.

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

Revenues from our products, specifically GLIADEL® Wafer, depend in part on reimbursement from health care payors, which is uncertain.

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

      Furthermore, even if reimbursement is available, we cannot be sure that it will be available at price levels sufficient to realize an appropriate return on our investment in GLIADEL® Wafer or our other product candidates.

We face technological uncertainties in connection with the research, development and commercialization of new products.

      The research, development and commercialization of pharmaceutical drugs inherently involve significant risk. Before we or our corporate partners can be in a position to market, sell and distribute a new product, each of us will have to:

•	expend substantial capital and effort to develop our product candidates further, which includes conducting extensive and expensive pre-clinical animal studies and human clinical trials,

•	apply for and obtain regulatory approval to market and sell such product candidates, and

•	conduct other costly activities related to preparation for product launch, among many other activities.

      In some of our research programs, we are using compounds that we consider to be “prototype” compounds in the research phase of our work. By prototype compounds we mean compounds that we are using primarily to establish that a relevant scientific mechanism of biological or chemical action could have commercial application in diagnosing, treating or preventing disease. We generally do not consider our prototype compounds to be lead compounds acceptable for further development into a product(s) because of factors that render them unsuitable as drug candidates. These factors include the ability for the compound to be absorbed, metabolized, distributed and excreted from the body. In order to develop commercial products, we will need to conduct research using other compounds that share the key aspects of the prototype compounds but do not have the unsuitable characteristics. This may not always be possible.

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

      Our resources are limited, particularly because we are developing our technologies for a variety of different diseases. Our business strategy requires that we enter into various arrangements with:

•	corporate partners, such as Amgen,

•	academic investigators at universities, such as Johns Hopkins and others,

•	licensors of technologies, such as Johns Hopkins, MIT and RTI, and

•	licensees of our technologies, such as DRL and others.

Our success depends in large part upon the efforts of our third party collaborators.

      Our business strategy includes finding larger pharmaceutical companies to collaborate with us to support the research, development and commercialization of our product candidates. In trying to attract corporate partners to collaborate with us in the research, development and commercialization process, we face serious competition from other small biopharmaceutical companies and the in-house research and development staffs of the larger pharmaceutical companies. If we are unable to enter into such arrangements with corporate partners, our ability to proceed with the research, development, manufacture or sale of product candidates may be severely limited. For example, we are actively seeking corporate partners to assist in the development of DOPASCAN® Injection as well as our NAALADase and PARP inhibitor neuroprotective drug programs, but we may not find suitable corporate partners for these programs. It is common in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical or other products. That is the case with our collaboration with Amgen. It is possible that this will also be the case with future arrangements into which we may enter. If one of our collaborative partners fails to develop or commercialize successfully any of our product candidates, we would not be able to remedy this failure and it could negatively affect our business.

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

      We will require substantial funds in order to cover the costs of setting up a commercial operations function to take over the commercialization of GLIADEL® Wafer from Aventis, continue our research and development programs and pre-clinical and clinical testing, and to manufacture and market our products. We may be unable to obtain any future funds that we may require on acceptable terms, or at all. Under our operating lease with a trust affiliated with First Union National Bank for our new research and development facility, we are required to hold, in the aggregate, unrestricted cash, cash equivalents and investments of $40 million at all times during the term of the lease. In addition, we are required to maintain specified amounts of cash, $18.3 million restricted at December 31, 2000, as collateral at First Union under this arrangement and other loan agreements with First Union. These requirements may limit our ability to access our capital in the future.

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

      In order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed an opposition in 1998 in an effort to prevent the final issuance of a European patent to the company we discuss in the above paragraph. In 2000, we won the opposition and the subject patent was revoked. However, the patentee has appealed the initial determination and the patent could be reinstated. If the patent is reinstated, litigation could result.

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

We rely on licensed intellectual property for GLIADEL® Wafer and our other product candidates.

      We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying GLIADEL® Wafer, DOPASCAN® Injection, AQUAVAN™ Injection and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we are generally obligated to:

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

      If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing our marketing and sales rights would have a significant negative effect on our business, financial condition and results of operations. Our license agreements require that we pay a royalty on sales of GLIADEL® Wafer to the university that licensed us the technology underlying that product. In addition, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN® Injection, AQUAVAN™ Injection and any products that result from the NIL and PARP technologies.

      In the future, to support our product development efforts, we may need research materials or scientific information that researchers at universities or other organizations generate. We may not be able to obtain this scientific information or research materials in a timely manner or at all.

We depend on a single source of supply for several of our key product components.

      Currently, we can only purchase some of the key components for GLIADEL® Wafer and our product candidates from single source suppliers. These vendors are subject to many strict regulatory requirements regarding the supply of these components. We cannot be sure that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply us with the key components we require. If suppliers are unable or refuse to supply us, or will supply us only at a prohibitive cost, we may not be able to access additional sources at acceptable prices, on a timely basis, if ever.

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

      We have assessed the companies that we believe are currently capable of manufacturing a product like DOPASCAN® Injection. Based on this assessment, we believe a significant risk exists that we may not be able to find a manufacturer who can meet the quality and cost requirements required to conduct the Phase III clinical trials that will be necessary to support application to the FDA for regulatory approval. Our inability to contract with a suitable manufacturer for the clinical and commercial supply of DOPASCAN® Injection on acceptable terms would prevent us from developing this product candidate further.

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

      In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both pre-clinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. The results of clinical trials we conduct may not be successful. Adverse results from any clinical trials would have a negative effect on our business.

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

      Our research, pre-clinical development and clinical trials, and the manufacturing and marketing of our product candidates, are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Controlled drugs such as GLIADEL® Wafer and radiolabeled drugs such as DOPASCAN® Injection are subject to additional requirements. Except for GLIADEL® Wafer, none of our product candidates has received marketing clearance from the FDA. In addition, none of our product candidates has received clearance from any foreign regulatory authority for commercial sale, except for GLIADEL® Wafer, which has received marketing clearance in a limited number of foreign countries.

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

      Where applicable, we hope to capitalize on current FDA regulations and the new provisions of the FDA Modernization Act of 1997. These regulations or provisions permit “fast track,” expedited or accelerated approval or more limited “treatment use” of, and cost recovery for, certain experimental drugs under limited circumstances. The fast track and treatment provisions, and FDA’s accelerated, expedited and treatment regulations apply generally only to:

•	drug products intended to treat severely debilitating or serious or life-threatening diseases, and

•	drug products that provide meaningful therapeutic benefit to patients over existing treatments, that potentially address an unmet medical need, or that are for diseases for which no satisfactory or comparable therapy exists.

      The FDA Modernization Act contains provisions patterned after the accelerated approval regulations and other provisions pertaining to expanded access, i.e., treatment uses. Because some of the new statutory provisions and current FDA regulations are different from one another, we are uncertain as to how they will apply, if at all, to our drug candidates. Our drug candidates may not qualify for fast track, accelerated or expedited approvals or for treatment use and cost recovery.

      Because controlled drug products and radiolabeled drugs are subject to special regulations in addition to those applicable to other drugs, the DEA and the Nuclear Regulatory Commission may regulate some of our products and product candidates, including DOPASCAN® Injection, as controlled substances and as radiolabeled drugs. The NRC licenses persons who use nuclear materials and establishes standards for radiological health and safety. The DEA is responsible for the manufacture, distribution and dispensing of controlled substances, including the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. Registration is required and other activities involving controlled substances are subject to a variety of record keeping and security requirements, and to permits and authorizations and other requirements. States often have requirements for controlled substances as well. The DEA grants certain exceptions from the requirements for permits and authorizations to export or import materials related to or involving controlled substances. Our potential future inability to obtain exceptions from the DEA for shipment abroad or other activities could have a negative effect on us.

      We have obtained registrations for our facilities from the DEA. We have also obtained exceptions from the DEA with respect to several of our activities involving DOPASCAN® Injection, including the shipment of specified quantities of a precursor of this product candidate to an overseas collaborative partner. However, we cannot be sure that these exceptions will be sufficient to cover our future activities or that the DEA will not revoke the exceptions. We also cannot be sure that we will be able to meet the other requirements to test, manufacture and market controlled substances or radiolabeled drugs, or that we will be able to obtain additional necessary approvals, permits, authorizations, registrations or licenses to meet state, federal and international regulatory requirements to manufacture and distribute these products. The FDA Modernization Act required the FDA to issue and finalize within one and one-half years regulations governing the approval of radiolabeled drugs. The FDA issued final regulations in May 1999. These cover general factors relevant to safety and effectiveness, possible indications for radiopharmaceuticals, and the evaluation criteria for safety and effectiveness. We do not know and cannot predict how these and other provisions may affect the potential for approval of DOPASCAN® Injection.

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

      Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products that are superior to those we are developing. We are aware of the development by other companies and research scientists of alternative approaches to:

•	the treatment of malignant glioma,

•	the diagnosis of Parkinson’s disease,

•	the promotion of nerve growth and repair, and

•	the treatment and prevention of neuronal damage.

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

      Our planned activities will require individuals with expertise in many areas including:

•	medicinal chemistry and other research specialties,

•	pre-clinical testing,

•	clinical trial management,

•	regulatory affairs,

•	sales and marketing,

•	manufacturing, and

•	business development.

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

      We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the Board of Directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. The plan makes an acquisition much more costly to a potential acquirer.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The information set forth under the caption “Stock Description and Form 10-K” on the inside back cover of our 2000 Annual Report to Stockholders is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this report.

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

Item 6.  Selected Consolidated Financial Data

      The information set forth under the caption “Selected Financial Data” set forth in the 2000 Annual Report to Stockholders is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this report. Such information should be read in conjunction with our consolidated financial statements and notes thereto.

Item 7.  Management’s Discussion and Analysis of Results of Operations
and Financial Condition

      The information set forth under the caption “Management’s Discussion and Analysis of Results of Operations and Financial Condition” set forth in the 2000 Annual Report to Stockholders is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2000 was $76.6 million and the weighted-average interest rate was approximately six percent (6%).

      Substantially all of our financial obligations were established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $25.8 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $26.6 million as of December 31, 2000. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was approximately $83,000 at December 31, 2000. Current market pricing models were used to estimate these fair values.

      We describe our exposure to interest rate risk in Notes 4 and 8, “Interest Rate Swap Agreements” and “Indebtedness,” respectively, to the footnotes to our consolidated financial statements, which we have included as Exhibit 13.01 to our annual report on 2000 Form 10-K.

Item 8.  Financial Statements and Supplementary Data

      Our 2000 Consolidated Financial Statements, Independent Auditors’ Report by KPMG LLP and Supplementary Data set forth in our 2000 Annual Report to Stockholders, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information concerning our executive officers is contained in Item 1A of Part I. The information concerning our directors and with regard to Item 405 of Regulation S-K is to be contained under the caption “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2001 Proxy Statement, which will be filed no later than 120 days following December 31, 2000, and such information is hereby incorporated herein by reference.

      The directors and executive officers of the Company as of March 28, 2001 are as follows:

Name	Age	Position

Directors:

Craig R. Smith, M.D.	55	Chairman of the Board, President, and Chief Executive Officer

George L. Bunting, Jr.	60	Director

Richard L. Casey	54	Director

Elizabeth M. Greetham	51	Director

Joseph Klein, III	40	Director

Ronald M. Nordmann	59	Director

Solomon H. Snyder, M.D.	62	Director

W. Leigh Thompson, M.D., Ph.D.	62	Director

Executive Officers:

David P. Wright	53	Executive Vice President Commercial Operations

John P. Brennan	58	Senior Vice President, Technical Operations and General Manager, Drug Delivery Business

Andrew R. Jordan	53	Senior Vice President, Chief Financial Officer and Treasurer

Peter D. Suzdak, Ph.D.	42	Senior Vice President, Research & Development

Thomas C. Seoh	43	Senior Vice President, Corporate Development, General Counsel and Secretary

Nancy J. Linck, Ph.D., J.D.	59	Senior Vice President, Intellectual Property and Deputy General Counsel

William C. Vincek, Ph.D.	53	Vice President, Pharmaceutical & Chemical Development

Denise Battles	46	Vice President, Corporate Quality

Dana C. Hilt, M.D.	48	Vice President, Clinical Research and Drug Metabolism

Margaret M. Contessa	52	Vice President, Human Resources

Item 11.  Executive Compensation

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Executive Compensation” in the Company’s 2001 Proxy Statement, which will be filed no later than 120 days following December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” in the Company’s 2001 Proxy Statement, which will be filed no later than 120 days following December 31, 2000.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” and “Certain Relationships and Related Party Transactions” in the Company’s 2001 Proxy Statement, which will be filed no later than 120 days following December 31, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The following Consolidated Financial Statements and Independent Auditors’ Report set forth on the pages indicated in our 2000 Annual Report to Stockholders are included in Exhibit 13.01 to this report and are incorporated into Item 8 of this report:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

Independent Auditors’ Report

Schedule II — Valuation and Qualifying Accounts

Independent Auditors’ Report

The Board of Directors and Stockholders

Guilford Pharmaceuticals Inc.:

      Under date of February 9, 2001, we reported on the consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Form 10-K. Our report refers to a change in the Company’s revenue recognition policy for non-refundable up front fees in 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 9, 2001

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
(in thousands)

	Balance			Balance
Classification	@ 12/31/97	Additions	Deductions	@ 12/31/98

Inventory Reserve	$257	$—	—	$257

Product Returns	$—			$—

	Balance			Balance
Classification	@ 12/31/98	Additions	Deductions	@ 12/31/99

Inventory Reserve	$257	$	—	$257

Product Returns	$—			$—

	Balance				Balance
Classification	@ 12/31/99	Additions		Deductions	@ 12/31/00

Inventory Reserve	$257	$158		$257	$158

Product Returns	$—	$499	(1)		$499

(1)	Established a reserve for potential product returns due to the reacquisition of GLIADEL® Wafer and was considered part of the cost of acquisition (see Note 15 to the footnotes to our consolidated financial statements).

      All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      (a)(3)  Exhibits

      The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit
Number*	Description

3.01A	Amended and Restated Certificate of Incorporation of the Company.
3.01B	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.02	Amended and Restated By-laws of the Company (filed herewith).
4.01	Specimen Stock Certificate.
4.02A	Stockholder Rights Agreement dated September 26, 1995.
4.02B	Form of Amendment No. 1 to Stockholder Rights Agreement (incorporated by reference to Form 8-K, filed October 20, 1998)
10.01A	1993 Employee Share Option and Restricted Share Plan (“1993 Option Plan”).
10.01B	Amendments to 1993 Option Plan.
10.01C	1998 Employee Share Option and Restricted Share Plan (“1998 Option Plan”) (incorporated by reference to Form S-8, filed on February 12, 1999).
10.01D	Amendment to 1998 Option Plan (incorporated by reference to Form 10-K filed on March 30, 1999).
10.02A	Series A Preferred Stock Purchase Agreement, dated September 30, 1993, as amended between the Company and holders of its Series A Preferred Stock (“Series A Agreement”).
10.02B	Amendment, dated August 25, 1994, to Series A Agreement.
10.02C	Amendment, dated February 15, 1995, to Series A Agreement.
10.03A†	License Agreement, effective March 18, 1994, between the Company and Research Triangle Institute, a not-for-profit Corporation existing under the laws of North Carolina.
10.03B	Appendix A to Exhibit 10.04.
10.04†	License Agreement, dated March 15, 1994, between the Company and Scios Nova.
10.05	Employment Agreement between the Company and Craig R. Smith, M.D.
10.06	Employment Agreement between the Company and Andrew R. Jordan.
10.07	Employment Agreement between the Company and John P. Brennan.
10.08	(Intentionally Omitted)
10.09	Employment Agreement between the Company and William C. Vincek, Ph.D.
10.10	Employment Agreement between the Company and Peter D. Suzdak.
10.11	(Intentionally Omitted)
10.12	Employment Agreement between the Company and Thomas C. Seoh.
10.13A	Amendments to certain executive officer employment letter Agreements.
10.13B	Form of Change in Control Severance Agreement (incorporated be reference to the Form 10-Q for the quarter ended September 30, 1998).
10.13C	Severance Provisions from Employment Letter Agreement, effective September 21, 1998, with Nancy J. Linck (incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998).
10.14	(Intentionally Omitted)
10.15A	Consulting Agreement, dated August 1, 1993, as amended on February 28, 1994, between the Company and Solomon H. Snyder, M.D. (the “Snyder Consulting Agreement”).
10.15B	September 1, 1995 amendment to Snyder Consulting Agreement.
10.15C	November 19, 1997 amendment to Snyder Consulting Agreement.
10.15D	September 1, 1998 and January 1, 1999 amendments to Snyder Consulting Agreement (incorporated by reference to Form 10-K filed March 30, 1999).

Exhibit
Number*	Description

10.16A†	License Agreement, dated December 20, 1993, between the Company and The Johns Hopkins University (“JHU Agreement”).
10.16B	Appendix B to JHU Agreement.
10.16C†	Amended and Restated License Agreement, effective November 25, 1998, between the Company and Johns Hopkins (incorporated by reference to Form 10-K filed March 30, 1999).
10.17	Form of Director and Officer Indemnification Agreement.
10.18	Form of Tax Indemnity Agreement.
10.19A	Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan.
10.19B	Amendments to Directors’ Stock Option Plan (incorporated by reference to Form 10-K filed on March 30, 1999)
10.19C	Amendment to Form of Directors’ Stock Option Agreement (incorporated by reference to Form 10-K filed March 30, 1999).
10.20	Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the Company.
10.21A	Lease Agreement, dated June 9, 1997 between SN Properties, Inc. and the Company (“Freeport Lease”).
10.21B	Amendment, dated February 10, 1998, to Freeport Lease.
10.22(1)	(Intentionally Omitted).
10.23(1)	Employment Letter Agreement, effective January 27, 1998, between the Company and Dana C. Hilt, M.D.
10.24	Exchange and Registration Rights Agreement, dated February 17, 1995, among the Company and the Abell Foundation, Inc., and the several holders named in Appendix I.
10.25A	Loan and Financing Agreement between the Maryland Economic Development Corporation (“MEDCO”), the Company and Signet Bank/ Maryland (“Signet”) (“L&F Agreement”).
10.25B	Amendment No. 1, dated June 30, 1998, to L&F Agreement (incorporated by reference to the Form 10-Q for the quarter ended June, 1998)
10.26	Leasehold Deed of Trust by and between the Company and Janice E. Godwin and Ross Chaffin (as trustees) for the benefit of MEDCO and Signet.
10.27A	Insurance Agreement between the Maryland Industrial Development Financing Authority and Signet (“Insurance Agreement”).
10.27B	Letter, dated April 2, 1996, amending Insurance Agreement.
10.27C	Amendment No. 2, dated June 29, 1998, to Insurance Agreement (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1998).
10.28†	License Agreement, dated December 9, 1995, by and between the Company and Daiichi Radioisotope Laboratories, Ltd.
10.29†	License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos.
10.30	(Intentionally Omitted).
10.31	Master Lease Agreement, dated March 19, 1998, by and between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc., and the Company (incorporated by reference to Form 10-Q for the quarter ended March 31, 1998).
10.32†	Bulk Pharmaceutical Sales Contract, dated September 23, 1994, between the Company and Aerojet-General Corporation.
10.33	Equipment Lease, dated September 18, 1996, between the Company and General Electric Capital Corporation.
10.34	Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank.

Exhibit
Number*	Description

10.35A	Marketing, Sales and Distribution Rights Agreement between Aventis S.A. (formerly known as Rhône-Poulenc Rorer Pharmaceuticals Inc.) (“Aventis”), the Company and GPI Holdings, Inc., dated June 13, 1996 (“MSDA”).
10.35B†	Amendment No. 1 to MDSA, dated September 25, 1998 (incorporated by reference to Form 8-K, filed October 2, 1998).
10.36	Manufacturing and Supply Agreement between Aventis and the Company, dated June 13, 1996.
10.37A	Stock Purchase Agreement between the Company and Aventis, dated June 13, 1996 (“Aventis Stock Purchase Agreement”).
10.37B	Amendment No. 1 to Aventis Stock Purchase Agreement, dated September 25, 1998 (incorporated by reference to Form 8-K, filed October 2, 1998).
10.38	Loan Agreement between the Company and Aventis Inc., dated June 13, 1996.
10.39	(Intentionally Omitted)
10.40†	Collaboration and License Agreement, dated December 15, 1997 and effective as of August 20, 1997, between Amgen Inc. (“Amgen”), GPI NIL Holdings, Inc. and the Company.
10.41	Stock and Warrant Purchase Agreement, dated October 1, 1997, between Amgen and the Company.
10.42	Registration Rights Agreement, dated October 1, 1997, between Amgen and the Company.
10.43	Warrant, dated October 1, 1997 issued to Amgen.
10.44	Security Agreement, dated as of February 5, 1998, between First Security Bank, National Association (“First Security”), not individually, but solely as the Owner Trustee under the Guilford Real Estate Trust 1998-1 (the “Trust”) and First Union.
10.45	Amended and Restated Trust Agreement, dated as of February 5, 1998 between the Several Holders from time to time parties thereto and the Trust.
10.46	Agency Agreement, dated as of February 5, 1998, between the Company and the Trust.
10.47	Credit Agreement, dated as of February 5, 1998, among the Trust, the Several Holders from time to time parties thereto and First Union.
10.48	Participation Agreement, dated as of February 5, 1998, among the Company, the Trust, the various and other lending institutions which are parties hereto from time to time, as Holders, the various and other lending institutions which are parties hereto from time to time, as Lenders, and First Union.
10.49	Lease Agreement, dated as of February 5, 1998, between the Trust and the Company.
10.50	MIDFA Agreement, dated June 29, 1998, by and between MIDFA, First Security, the Company and First Union (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998).
10.51	Insurance Agreement, dated June 29, 1998, by and between MIDFA and First Union (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998).
10.52	April 1, 1999 amendment to Consulting Agreement, dated August 1, 1993, as amended, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended March 31, 1999).
10.53	Amendment to Directors’ Stock Option Plan (incorporated by reference to Form 10-Q for the quarter ended March 31, 1999).
10.54	Amendment to Form of Stock Option Agreement under the Company’s 1993 and 1998 Employee Share Option and Restricted Share Plans (incorporated by reference to Form 10-Q for the quarter ended March 31, 1999).

Exhibit
Number*	Description

10.55	Amendment to Form of Directors’ Stock Option Agreement, effective May 18, 1999 (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.56	July 1, 1999 amendment to Consulting Agreement, dated August 1, 1993 between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.57	Consulting Agreement, dated July 23, 1999, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.58	Form of Severance Agreement (incorporated by reference to Form 10-Q for the quarter ended September 30, 1999).
10.59	Form of Change in Control Severance Agreement (incorporated by reference to Form 10-Q for the quarter ended September 30, 1999).
10.60	License, Development and Commercialization Agreement dated March 2, 2000, between the Company and ProQuest Pharmaceuticals Inc. (incorporated by reference to Form 10-Q for the quarter ended March 31, 2000).
10.61	Rights Reversion Agreement dated October 23, 2000, by and between Aventis Pharmaceutical Products Inc., Rhone-Poulenc Rorer Inc., GPI Holdings, Inc. and Guilford Pharmaceuticals Inc. (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000).
10.62	Agreement dated October 24, 2000, by and between Cardinal Health Sales and Marketing Services, a division of RedKey Inc. and Guilford Pharmaceuticals Inc. (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000).
10.63	Employment Letter Agreement dated November 13, 2000, between the Company and David P. Wright (filed herewith).
10.64	Employment Letter Agreement dated October 6, 2000, between the Company and Margaret M. Contessa (filed herewith).
11.01	Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial Statements).
13.01	Portions of the Company’s 2000 Annual Report to Stockholders (filed herewith).
21.01	Subsidiaries of Registrant (incorporated by reference to Form 10-K for the year ended December 31, 1999).
23.01	Consent of KPMG LLP (filed herewith).
24.01	Power of Attorney (contained in signature page).

*	Unless otherwise noted above, all exhibits referenced above are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

†	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

      (b)  Reports on 8-K:

      (1)  On December 15, 2000, the Company filed a Current Report on Form 8-K, the purpose of which was to file the Placement Agent Letter Agreement engaging Ladenburg Thalman & Co., Inc. as placement agent for the sale of 150,000 shares of the Company’s common stock, registered on Form S-3 (No. 333-50210).

Signatures and Power of Attorney

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001

GUILFORD PHARMACEUTICALS INC.

By:	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints, Craig R. Smith, M.D., Andrew R. Jordan, Thomas C. Seoh, Asher M. Rubin and Michael J. Silver, and each of them, his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person’s name, place and stead, in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ CRAIG R. SMITH Craig R. Smith, M.D.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2001
/s/ ANDREW R. JORDAN Andrew R. Jordan	Sr. Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2001
/s/ SOLOMON H. SNYDER Solomon H. Snyder, M.D.	Director	March 29, 2001
/s/ RICHARD L. CASEY Richard L. Casey	Director	March 29, 2001
/s/ GEORGE L. BUNTING, JR. George L. Bunting, Jr.	Director	March 29, 2001
/s/ W. LEIGH THOMPSON W. Leigh Thompson, M.D., Ph.D.	Director	March 29, 2001
/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	March 29, 2001
/s/ JOSEPH KLEIN, III Joseph Klein, III	Director	March 29, 2001
/s/ RONALD M. NORDMANN Ronald M. Nordmann	Director	March 29, 2001