Form 10-Q
period 2001-03-31
GUILFORD PHARMACEUTICALS INC
filed 2001-05-14
CIK 918066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

_______________

Commission File Number 000-23736

_______________

GUILFORD PHARMACEUTICALS INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 6611 Tributary Street Baltimore, Maryland (Address of principal executive offices)	52-1841960 (IRS Employer Identification No.) 21224 (Zip Code)

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

Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 10, 2000

Common Stock, $.01 par value	26,884,688

Guilford Pharmaceuticals Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2000.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month period ended March 31, 2001. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2001	December 31,
	(unaudited)	2000

Assets

Current assets:

Cash and cash equivalents	$56,678	$32,806

Investments	60,285	58,309

Accounts receivable	2,500	844

Inventories	2,313	2,168

Prepaid expenses and other current assets	2,494	1,652

Total current assets	124,270	95,779

Investments — restricted	17,987	18,335

Property and equipment, net	11,383	12,048

Intangible asset, net	8,062	8,272

Other assets	1,373	1,199

	$163,075	$135,633

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$4,260	$4,145

Current portion of long-term debt	2,572	2,481

Accrued payroll related costs	1,486	2,911

Accrued contracted services	2,349	2,693

Accrued expenses and other current liabilities	2,330	1,444

Total current liabilities	12,997	13,674

Long-term debt, net of current portion	4,576	5,130

Total liabilities	17,573	18,804

Stockholders’ equity:

Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—

Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—

Common stock, par value $0.01 per share; authorized 75,000,000 shares, 26,883,638 and 24,318,982 issued at March 31, 2001 and December 31, 2000, respectively	269	243

Additional paid-in capital	294,048	250,858

Accumulated deficit	(144,572)	(130,004)

Accumulated other comprehensive loss	(481)	(823)

Note receivable from officer	(60)	(60)

Treasury stock, at cost: 277,799 and 262,985 shares at March 31, 2001 and December 31, 2000, respectively	(3,610)	(3,277)

Deferred compensation	(92)	(108)

Total stockholders’ equity	145,502	116,829

	$163,075	$135,633

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31

	2001	2000*

Revenues:

Contract revenues	$—	$2,437

Net product sales	4,748	564

License fees and royalties	—	578

Revenues under collaborative agreements	—	1,125

Total revenues	4,748	4,704

Costs and expenses:

Cost of sales	666	324

Research and development	14,173	9,791

Selling, general and administrative	6,241	2,896

Total costs and expenses	21,080	13,011

Operating loss	(16,332)	(8,307)

Other income (expense):

Investment and other income	1,883	1,960

Interest expense	(119)	(135)

Loss before the cumulative effect of an accounting change	$(14,568)	$(6,482)

Cumulative effect of an accounting change	—	(8,625)

Net loss	$(14,568)	$(15,107)

Basic and diluted loss per common share:

Loss before the cumulative effect of an accounting change	$(0.55)	$(0.28)

Cumulative effect of an accounting change	—	(0.37)

Net loss	$(0.55)	$(0.65)

Weighted-average common shares outstanding to compute basic and diluted loss per share	26,296	23,276

*Restated – See note 2.

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2001
(unaudited)
(in thousands, except share data)

	Common Stock				Accumulated
			Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income (Loss)

Balance, January 1, 2001	24,318,982	$243	$250,858	$(130,004)	$(823)

Comprehensive loss:

Net loss				(14,568)

Other comprehensive income (loss):

Cumulative effect of a change in accounting principle					83

Unrealized loss on interest rate swap agreements					(570)

Unrealized gain on available-for-sale securities					829

Total other comprehensive income

Total comprehensive loss

Issuances of common stock	2,508,654	25	42,626

Exercise of stock options	56,002	1	426

Distribution of 4,053 shares of treasury stock to 401(k) plan			38

Stock option compensation			100

Amortization of deferred compensation

Balance, March 31, 2001	26,883,638	$269	$294,048	$(144,572)	$(481)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Note
	Receivable			Total
	From	Treasury	Deferred	Stockholders'
	Officer	Stock, at Cost	Compensation	Equity

Balance, January 1, 2001	$(60)	$(3,277)	$(108)	$116,829

Comprehensive loss:

Net loss				(14,568)

Other comprehensive income (loss):

Cumulative effect of a change in accounting principle				83

Unrealized loss on interest rate swap agreements				(570)

Unrealized gain on available-for-sale securities				829

Total other comprehensive income				342

Total comprehensive loss				$(14,226)

Issuances of common stock				42,651

Exercise of stock options		(384)		43

Distribution of 4,053 shares of treasury stock to 401(k) plan		51		89

Stock option compensation				100

Amortization of deferred compensation			16	16

Balance, March 31, 2001	$(60)	$(3,610)	$(92)	$145,502

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31

	2001	2000

Cash Flows From Operating Activities:

Net loss	$(14,568)	$(15,107)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,191	958

Non-cash compensation expense	339	320

Changes in assets and liabilities:

Accounts receivable, prepaid expenses and other assets	(2,677)	(1,427)

Inventories	(145)	(293)

Accounts payable and other current liabilities	(1,390)	(2,649)

Deferred income	—	7,188

Net cash used in operating activities	(17,250)	(11,010)

Cash Flows From Investing Activities:

Purchases of property and equipment	(146)	(176)

Maturities of held-to-maturity securities	—	510

Maturities of available-for-sale securities	38,321	62,691

Purchases of available-for-sale securities	(39,120)	(61,265)

Net cash (used in) provided by investing activities	(945)	1,760

Cash Flows From Financing Activities:

Net proceeds from issuances of common stock	42,694	4,372

Purchases of treasury stock	—	(91)

Principal payments on debt	(627)	(559)

Net cash provided by financing activities	42,067	3,722

Net increase (decrease) in cash and cash equivalents	23,872	(5,528)

Cash and cash equivalents at the beginning of period	32,806	14,336

Cash and cash equivalents at the end of period	$56,678	$8,808

Supplemental disclosures of cash flow information:

Net interest paid	$100	$135

Non-cash investing and financing activities:

Capital lease obligations pursuant to leases for certain computer equipment	$165	$—

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
(unaudited)

1. General

Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a biopharmaceutical company located in Baltimore, Maryland engaged in the development and commercialization of novel products in two principal areas: (i) targeted and controlled drug delivery systems using proprietary biodegradable polymers for the treatment of cancer and other diseases; and (ii) therapeutic and diagnostic products for neurological diseases and conditions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford Pharmaceuticals Inc. and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Product Sales

      Product sales are recognized at the time the product has been shipped and title has passed. Product sales are reported net of allowances for estimated discounts, rebates, charge backs and product returns. Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales.

Accounting Change

      The Company adopted Staff Accounting Bulletin No. 101 in the fourth quarter of 2000, effective January 1, 2000, resulting in a non-cash charge of $8.6 million or $0.37 per basic and diluted common share in the first quarter of 2000. In accordance with SAB 101, the charge has been reflected as “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. The Company recognized $1.4 million of such contract revenues, which were deferred upon adoption of SAB 101, for the three months ended March 31, 2000. There were no such revenues for the quarter ended March 31, 2001.

      The first quarter of 2000 has been restated to give effect to the implementation of a change in accounting pursuant to the adoption of SAB 101, retroactively to January 1, 2000.

	March 31,

	As Reported	As Restated

Revenues	$3,267	$4,704

Loss before the cumulative effect of an accounting change	(7,919)	(6,482)

Net loss	(7,919)	(15,107)

Loss per common share before the cumulative effect of an accounting change	$(0.34)	$(0.28)

Net loss per common share	$(0.34)	$(0.65)

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

      The following table presents the computations of basic and diluted EPS:

	Three Months Ended March 31,
	2001	2000

	(in thousands, except per share data)
Loss before the cumulative effect of an accounting change	$(14,568)	$(6,482)

Net loss	$(14,568)	$(15,107)

Weighted-average shares outstanding	26,296	23,276

Basic and diluted EPS per common share:

Loss before the cumulative effect of an accounting change	$(0.55)	$(0.28)

Net loss applicable to common stockholders	$(0.55)	$(0.65)

New Accounting Standard

      Effective January 1, 2001, the Company adopted SFAS No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As a result of adopting SFAS 133, the Company recorded an unrealized gain as a transition adjustment of approximately $0.1 million in “Accumulated other comprehensive income” as a cumulative effect of a change in accounting principle to recognize the fair value of its interest rate swap agreements that were designated as cash-flow hedges. SFAS 133 requires derivatives to be recognized on the balance sheet at their fair value. The Company designates the derivative as either a fair-value hedge or a cash-flow hedge at the time the contract is entered into and formally documents all relationships between the derivative instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction. The Company has designated its interest rate swap agreements as a cash-flow hedge and formally assesses on an ongoing basis whether the interest rate swap agreements used in the hedge transaction are highly effective in offsetting changes in fair values of cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated as and qualifies as a cash-flow hedge is recorded in “Accumulated other comprehensive income”. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective, the Company will carry the derivative on the balance sheet at its fair value and will recognize any gain or loss in its Consolidated Statements of Operations.

3. Inventories

	March 31, 2001	December 31, 2000

	(in thousands)
Raw materials	$291	$304

Work in process	838	603

Finished goods	1,184	1,261

	$2,313	$2,168

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in the Company’s development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

      In periods when production volume is less than planned, manufacturing overhead not capitalized as inventory is expensed in the period incurred and is included as part of cost of sales.

4. Investment in ProQuest Pharmaceuticals Inc.

      In March 2000, the Company acquired from ProQuest Pharmaceuticals Inc. (“ProQuest”) an exclusive worldwide license to a prodrug of propofol, a widely used anesthetic. Pursuant to this transaction, the Company paid approximately $0.7 million for 133,333 shares of common stock of ProQuest and approximately $0.3 million for in-process research and development that was charged to research and development for the quarter ended March 31, 2000. Under the terms of the agreement, the Company is obligated to make milestone payments based on clinical development and royalties on any product sales. In exchange for certain milestone payments, the Company receives additional shares of ProQuest common stock. During the first quarter of 2001, the Company made a development milestone payment of $0.2 million and received 33,303 shares of common stock of ProQuest. ProQuest is a privately held pharmaceutical company based in Lawrence, Kansas. The investment in ProQuest of $0.9 million at March 31, 2001 is accounted for under the cost method and is included in the accompanying Consolidated Balance Sheets as “Other assets”.

5. Capital Transaction

      In January 2001, the Company sold 2,506,000 shares of its common stock to certain institutional investors under a shelf registration statement on Form S-3, resulting in net proceeds to the Company of approximately $42.6 million. On January 18, 2001, the Company filed a Post-Effective Amendment to deregister the remaining unsold shares under the shelf registration statement.

6. Interest Rate Swaps

      During 1998 and 1999, the Company entered into interest rate swap agreements with a commercial bank (“counter party”) to reduce the impact of changes in interest rates on certain financial obligations. These agreements have a total notional principal amount of approximately $26.1 million at March 31, 2001. The Company has effectively fixed its floating rate debt and certain financial lease obligations to an annual rate of approximately 6%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. Certain of the interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. In the event of non-performance by the counter party, the Company could be exposed to market risk related to interest rates.

      The Company recorded an unrealized loss of approximately $0.6 million at March 31, 2001 in “Accumulated comprehensive income” for the change in aggregate fair value of these interest rate swap agreements. The fair value of these interest rate swap agreements has been recognized as a liability and included in the accompanying Consolidated Balance Sheet as “Other current liabilities” at March 31, 2001 for approximately $0.5 million. Current market pricing models were used to estimate these fair values.

      7. Rights Reversion Agreement with Aventis Pharmaceuticals Products Inc.

      On January 1, 2001, the Company assumed full responsibility for the worldwide marketing, sales and distribution of GLIADEL® Wafer (except in Scandinavia). Prior to January 1, 2001, the Company recorded net product sales related to its sales of GLIADEL® Wafer to Aventis Pharmaceuticals Products Inc. and recognized as royalty income a percentage of net sales by Aventis to third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Our cash, cash equivalents, and investments were approximately $135.0 million at March 31, 2001, which includes approximately $42.6 million from the sale of 2,506,000 shares of our common stock in January 2001. Of this amount, we pledged $18.0 million as collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, we are required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40 million at all times under the terms of certain of our financial obligations.

      Our total debt decreased to $7.1 million at March 31, 2001, compared to $7.6 million at December 31, 2000. This decrease resulted primarily because of our continued repayment of principal under our loans with a commercial bank but was partially offset by the increase in capitalized leases.

      We have funded our capital expenditures by either leasing the equipment pursuant to our equipment lease arrangements or purchasing the equipment utilizing our existing cash. Capital expenditures of $0.7 million for the three months ended March 31, 2001 were funded pursuant to equipment lease arrangements ($0.5 million) and through the use of our cash ($0.2 million).

Results of Operations

      Product Sales

      Net product sales increased to $4.7 million compared to $1.1 million (including $0.6 million of royalty revenue) for the three months ended March 31, 2001 and 2000, respectively. Prior to 2001, net product sales were based on sales of GLIADEL® Wafer to our marketing, sales and distribution partner, Aventis Pharmaceuticals Products Inc. (“Aventis”). Prior to 2001, in addition to product sales we also recognized royalty revenue based on sales of GLIADEL® Wafer by Aventis to third parties. The Company recognized as combined revenue approximately 35% of the product sales price as established by Aventis. On January 1, 2001, we assumed full responsibility for all aspects of marketing, sales and the distribution of GLIADEL® Wafer on a worldwide basis (except in Scandinavia, where our Scandinavian distributor and marketing partner, Orion Pharma will continue to distribute the product). As a result, net product sales increased and royalty income decreased. Unit sales of GLIADEL® Wafer increased by 10% for the three months ended March 31, 2001 compared to the prior year period. The primary reason for the increase is due to our control over the marketing and selling of GLIADEL® Wafer, as a result of our reacquisition of these rights from Aventis.

      Accounting Change

      The Company adopted Staff Accounting Bulletin No. 101 in the fourth quarter of 2000, effective January 1, 2000, resulting in a non-cash charge of $8.6 million or $0.37 per basic and diluted common share. In accordance with SAB 101, the charge has been reflected as “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. The Company recognized $1.4 million of such contract revenues, which were deferred upon adoption of SAB 101, for the three months ended March 31, 2000. There were no such revenues for the quarter ended March 31, 2001.

      Cost of Sales

      Cost of sales increased to $0.7 million compared to $0.3 million for the three months ended March 31, 2001 and 2000, respectively, as a result of an increase in the number of treatments sold and an increase in royalty expense based on the realization of the full selling price of GLIADEL® Wafer.

      The cost to manufacture GLIADEL® Wafer can vary materially with production volume. To the extent that GLIADEL® Wafer production levels increase, we anticipate that the unit cost to manufacture GLIADEL® Wafer may decrease. To the extent that GLIADEL® Wafer production levels decrease, we anticipate that the unit cost to manufacture GLIADEL® Wafer will increase. Based on our experience to date, we would expect the cost of net product sales of GLIADEL® Wafer to fluctuate from quarter to quarter.

      Research and Development

      Research and development expenses increased to $14.2 million compared to $9.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase is related to the advancement through clinical trials of our NAALADase inhibitor (GPI-5693) and AQUAVAN TM Injection.

      Selling, General and Administrative

      Selling, general and administrative expenses increased to $6.2 million compared to $2.9 million for the three months ended March 31, 2001 and 2000, respectively. Marketing, selling and distribution costs related to GLIADEL® Wafer were $2.8 million for the three months ended March 31, 2001; we had not incurred such expenses prior to the fourth quarter of 2000. Other general and administrative costs increased due to higher personnel costs incurred in certain administrative departments to support the Company’s ongoing research and development activities and commercial operations.

      Investment and Other Income

      Investment and other income decreased to $1.9 million compared to $2.0 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is due to a lower average amount invested during the quarter compared to the same period of the prior year.

      Interest Expense

      Interest expense decreased to $119,000 compared to $135,000 for the three months ended March 31, 2001 and 2000, respectively. Interest expense decreased as the Company continued to repay its debt.

Outlook

      During the year 2001, we expect net product sales of GLIADEL® Wafer to be between $19.0 million and $22.0 million. Sales from GLIADEL® Wafer may be greater if we receive a first surgery label in the United States and internationally, especially if GLIADEL® Wafer were to achieve “standard of care” acceptance by the neurosurgical community.

      We plan to seek additional revenues from partnering activities in 2001. From time to time, we are in discussions with potential partners regarding international rights to our products and product candidates, including GPI 5693. As a result of the adoption of SAB 101, we are not able to define the extent to which any up-front payments received in 2001 from partnering activities would be recorded as revenue.

      We expect that our total expenses for 2001 will increase over 2000, primarily due to costs related to establishing and supporting our commercial operations and increased research and development costs as we advance multiple product candidates through clinical development.

      We currently anticipate that research and development expenses in 2001 will increase by approximately $10.0 million to $12.0 million when compared to 2000. As we stated above, most of this increase will be related to increased clinical development costs. We anticipate that general and administrative costs will be consistent with 2000, adjusted for modest cost of living increases. We expect marketing, sales and distribution costs for GLIADEL® Wafer to be between $14 million to $15 million for 2001, which includes $1.0 million in non-cash expense, representing the amortization of capitalized reacquisition costs for GLIADEL® Wafer. We expect that cost of sales as a percentage of net product sales will range from 10% to 15% and we anticipate that cost of sales as a percentage of sales will decrease in the future, assuming both our unit sales estimates are achieved and production levels increase to support such sales.

      In April 2001, we filed a supplemental New Drug Application with the FDA for GLIADEL® Wafer for the first surgery indication. We expect to obtain FDA approval of that supplemental New Drug Application, if any, around the fourth quarter of 2001 or the first quarter 2002. Also later in 2001, we expect to report results from our Phase I clinical trials of GPI 5693, AQUAVAN TM Injection and PACLIMER® Microspheres and the Phase II NIL-A clinical trial.

      We anticipate our cash burn rate will be in the range of approximately $30 million to $35 million for 2001. Our cash burn may be significantly greater if we are unable to meet sales targets for GLIADEL® Wafer, consummate corporate collaborations and manage the timing and amount of expenditures. We expect our capital expenditures in 2001 will be between $2.0 million and $2.5 million.

      Except for the historical information contained in this report, the matters discussed in this report are by their nature forward-looking. Reference is made in particular to forward-looking statements regarding the following matters: (1) our efforts to market, sell and distribute GLIADEL® Wafer in the United States and internationally; (2) our efforts to expand the labeled uses for GLIADEL® Wafer, including our efforts to obtain additional United States and international regulatory clearances for such uses; (3) our efforts to develop polymer drug delivery product line extensions and new polymer drug delivery products; (4) our research programs related to our FKBP neuroimmunophilin ligand technology partnered with Amgen Inc. (“Amgen”), NAALADase inhibition, PARP inhibition, polymer drug delivery (including LIDOMERTM Microspheres) and other technologies; (5) our clinical development activities related to our polymer-based drug delivery products and product candidates (including GLIADEL® Wafer and PACLIMER® Microspheres) and our pharmaceutical product candidates, including NIL-A (partnered with Amgen), GPI 5693, AQUAVANTM Injection and any future lead compounds in our PARP program; (6) our efforts to scale-up product candidates from laboratory bench quantities to commercial quantities; (7) our efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (8) our efforts to manufacture drug candidates for clinical development and eventual commercial supply; (9) our strategic plans; (10) anticipated expenditures and the potential need for additional funds; and (11) specific guidance we give in the section entitled “Outlook,” regarding our current expectations of our future operating results.

      Any of the statements we make in this report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

      We discuss factors that could cause or contribute to such differences in the “Risk Factors” section of our annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000. In addition, any forward-looking statements we make in this report speak only as of the date of this report, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2001 was $135.0 million and the weighted-average interest rate was approximately six percent (6%).

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $25.2 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $26.1 million as of March 31, 2001. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The fair value of these interest rate swap agreements has been recognized on the balance sheet as a liability at March 31, 2001 for approximately $0.5 million. Current market pricing models were used to estimate these fair values.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

      None

Item 2. Changes In Securities:

      On January 24, and February 26, 2001, we issued 1,180 and 1,424 shares of common stock, respectively, to Management Systems Consulting Corporation (“MSCC”), in consideration for MSCC providing us with management consulting services. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities:

      None

Item 4. Submission of Matters to a Vote of Security Holders:

      None

Item 5. Other Information:

      None

Item 6. Exhibits and Reports on Form 8-K:

      A. Exhibits

      None

      B. Reports on Form 8-K

      On January 8, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to file the Placement Agent Letter Agreement engaging SunTrust Equitable Securities Corporation as placement agent for the sale of 1,880,000 shares of the Company's common stock, registered on Form S-3 (No. 333-50210)

      On January 17, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to file the Placement Agent Letter Agreements engaging Legg Mason Wood Walker, Inc. and Ladenburg Thalmann & Co., Inc. as placement agents for the sale of 250,000 shares and 161,000 shares, respectively, of the Company's common stock registered on Form S-3 (No. 333-50210)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilford Pharmaceuticals Inc.

Date: May 11, 2001	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D. Chairman of the Board, President and Chief Executive Officer

Date: May 11, 2001	/s/ ANDREW R. JORDAN

Andrew R. Jordan Senior Vice President and Chief Financial Officer (Principal Accounting Officer)