Form 10-Q
period 2001-06-30
GUILFORD PHARMACEUTICALS INC
filed 2001-08-14
CIK 918066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Yes [X]      No [  ]

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Outstanding on August 9, 2001 29,709,821

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K as of and for the year ended December 31, 2000.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month and six-month periods ended June 30, 2001. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2001	December 31,
	(unaudited)	2000

Assets

Current assets:

Cash and cash equivalents	$100,002	$32,806

Investments	61,759	58,309

Accounts receivable, net	1,613	844

Inventories, net	2,771	2,168

Prepaid expenses and other current

assets	2,232	1,652

Total current assets	168,377	95,779

Investments — restricted	17,261	18,335

Property and equipment, net	10,613	12,048

Intangible assets net	7,851	8,272

Other assets	1,275	1,199

	$205,377	$135,633

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$3,192	$4,145

Current portion of long-term debt	2,695	2,481

Accrued payroll related costs	2,427	2,911

Accrued contracted services	5,626	2,693

Accrued expenses and other current

liabilities	2,431	1,444

Total current liabilities	16,371	13,674

Long-term debt, net of current portion	3,970	5,130

Total liabilities	20,341	18,804

Stockholders’ equity:

Preferred stock, par value $0.01 per

share; authorized 4,700,000 shares,

none issued	—	—

Series A junior participating

preferred stock, par value $0.01 per

share; authorized 300,000 shares,

none issued	—	—

Common stock, par value $0.01 per

share; authorized 75,000,000 shares,

29,966,096 and 24,318,982 issued at

June 30, 2001 and December 31, 2000,

respectively	300	243

Additional paid-in capital	351,536	250,858

Accumulated deficit	(162,752)	(130,004)

Accumulated other comprehensive loss	(396)	(823)

Note receivable from officer	(60)	(60)

Treasury stock, at cost: 270,635 and

262,985 shares at June 30, 2001 and

December 31, 2000, respectively	(3,517)	(3,277)

Deferred compensation	(75)	(108)

Total stockholders’ equity	185,036	116,829

	$205,377	$135,633

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000 *	2001	2000 *

Revenues:

Net product sales	$3,098	$643	$7,846	$1,207

License fees and royalties	11	523	11	1,101

Contract revenues	—	1,437	—	3,874

Revenues under collaborative agreements	—	1,125	—	2,250

Total revenues	3,109	3,728	7,857	8,432

Costs and expenses:

Cost of sales	314	333	980	657

Research and development	14,599	12,085	28,772	21,876

Selling, general and administrative	7,852	2,889	14,093	5,488

Merger costs	—	774	—	1,071

Total costs and expenses	22,765	16,081	43,845	29,092

Operating loss	(19,656)	(12,353)	(35,988)	(20,660)

Other income (expense):

Investment and other income	1,593	2,168	3,476	4,128

Interest expense	(117)	(139)	(236)	(274)

Loss before the cumulative effect of an accounting change	(18,180)	(10,324)	(32,748)	(16,806)

Cumulative effect of an accounting change	—	—	—	(8,625)

Net loss	$(18,180)	$(10,324)	$(32,748)	$(25,431)

Basic and diluted loss per common share:

Loss before the cumulative effect of an accounting change	$(0.67)	$(0.44)	$(1.22)	$(0.72)
Cumulative effect of an accounting change	—	—	—	(0.37)

Net loss	$(0.67)	$(0.44)	$(1.22)	$(1.09)

Weighted-average common shares outstanding to compute basic and diluted loss per share	27,224	23,435	26,762	23,354

* Restated —See Note 2

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2001
(in thousands, except share data)

	Common Stock
					Accumulated
			Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	Capital	Deficit	Income (Loss)

Balance, January 1, 2001	24,318,982	$243	$250,858	$(130,004)	$(823)

Comprehensive loss:

Net loss				(32,748)

Other comprehensive income:

Cumulative effect of a change in accounting principle					83

Unrealized loss on interest rate swap agreements					(535)

Unrealized gain on available-for-sale securities					879

Total other comprehensive income

Total comprehensive loss

Issuances of common stock	5,509,358	55	98,894

Exercise of stock options	137,756	2	1,595

Distribution of 11,217 shares of treasury stock to 401(k) plan			80

Stock option compensation			109

Amortization of deferred compensation

Balance, June 30, 2001	29,966,096	$300	$351,536	$(162,752)	$(396)

[Additional columns below]

	Note
	Receivable			Total
	From	Treasury	Deferred	Stockholders'
	Officer	Stock, at Cost	Compensation	Equity

Balance, January 1, 2001	$(60)	$(3,277)	$(108)	$116,829

Comprehensive loss:

Net loss				(32,748)

Other comprehensive income:

Cumulative effect of a change in accounting principle				83

Unrealized loss on interest rate swap agreements				(535)

Unrealized gain on available-for-sale securities				879

Total other comprehensive income				427

Total comprehensive loss				(32,321)

Issuances of common stock				98,949

Exercise of stock options		(385)		1,212

Distribution of 11,217 shares of treasury stock to 401(k) plan		145		225

Stock option compensation				109

Amortization of deferred compensation			33	33

Balance, June 30, 2001	$(60)	$(3,517)	$(75)	$185,036

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30

	2001	2000*

Cash Flows From Operating Activities:

Net loss	$(32,748)	$(25,431)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,372	1,997

Non-cash compensation expense	621	480

Changes in assets and liabilities:

Accounts receivable, net, prepaid expenses and other assets	(1,430)	(434)

Inventories, net	(603)	(535)

Accounts payable and other current liabilities	1,778	159

Deferred income	—	5,751

Net cash used in operating activities	(30,010)	(18,013)

Cash Flows From Investing Activities:

Purchases of property and equipment	(186)	(756)

Maturities of available-for-sale securities	56,706	125,334

Purchases of available-for-sale securities	(58,203)	(110,222)

Net cash (used in) provided by investing activities	(1,683)	14,356

Cash Flows From Financing Activities:

Net proceeds from issuances of common stock	100,161	4,597

Purchases of treasury stock	—	(91)

Principal payments on debt	(1,272)	(1,107)

Net cash provided by financing activities	98,889	3,399

Net increase (decrease) in cash and cash equivalents	67,196	(258)

Cash and cash equivalents at the beginning of period	32,806	14,336

Cash and cash equivalents at the end of period	$100,002	$14,078

Supplemental disclosures of cash flow information:

Net interest paid	$236	$274

Non-cash investing and financing activities:

Capital lease obligations pursuant to leases for certain computer equipment	326	—

* Restated - See Note 2

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(unaudited)

1. General

Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a biopharmaceutical company located in Baltimore, Maryland engaged in the development of biopolymer-based therapeutics for cancer and other diseases, and novel products for the diagnosis and treatment of neurological disorders.

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford Pharmaceuticals Inc. and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Product Sales

      Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has passed upon shipment, the price is fixed and determinable, and collection is reasonably assured. Product sales are reported net of allowances for estimated discounts, rebates, charge backs and product returns. The Company accepts from customers the return of product that has reached its expiration date or was damaged in shipment. To date, the Company has not experienced significant returns of expired or damaged product.

      Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales.

Accounting Change

      The Company adopted Staff Accounting Bulletin (“SAB”) No. 101 in the fourth quarter of 2000, effective January 1, 2000, resulting in a non-cash charge of $8.6 million or $0.37 per basic and diluted common share in the first quarter of 2000. In accordance with SAB No. 101, the charge was reflected as “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB No. 101, non-

refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. The Company recognized $1.4 million and $2.9 million of such contract revenues, which were deferred upon adoption of SAB No. 101, for the three-month and six-month periods ended June 30, 2000, respectively. There were no such revenues for the comparable periods ended June 30, 2001.

      The three-month and six-month periods ended June 30, 2000 have been restated to give effect to the implementation of a change in accounting for adoption of SAB 101, retroactively to January 1, 2000 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	As Reported	As Restated	As Reported	As Restated

Revenues	$2,291	$3,728	$5,558	$8,432

Loss before the cumulative effect of an accounting change	(11,761)	(10,324)	(19,680)	(16,806)

Net loss	(11,761)	(10,324)	(19,680)	(25,432)

Loss per common share before the cumulative effect of an accounting change	$(0.50)	$(0.44)	(0.84)	(0.72)

Net loss per common share	(0.50)	(0.44)	(0.84)	(1.09)

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

      The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Loss before the cumulative effect of an accounting change	$(18,180)	$(10,324)	$(32,748)	$(16,806)
Net loss	$(18,180)	$(10,324)	$(32,748)	$(25,431)
Weighted-average shares outstanding	27,224	23,435	26,762	23,354
Basic and diluted EPS per common share:

Loss before the cumulative effect of an accounting change	$(0.67)	$(0.44)	$(1.22)	$(0.72)
Net loss applicable to common stockholders	$(0.67)	$(0.44)	$(1.22)	$(1.09)

New Accounting Standards

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No.138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As a result of adopting SFAS No. 133, the Company recorded an unrealized gain as a transition adjustment of approximately $0.1 million in “Accumulated other comprehensive income” as a cumulative effect of a change in accounting principle to recognize the fair value of its interest rate swap agreements that were designated as cash-flow hedges. SFAS No. 133 requires derivatives to be recognized on the balance sheet at their fair value. The Company designated the derivatives as cash-flow hedges at the time the contract was entered into and formally documented all relationships between the derivative instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction.

      The Company formally assesses on an ongoing basis whether the interest rate swap agreements used in the hedge transaction are highly effective in offsetting changes in fair values of cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated as and qualifies as a cash-flow hedge is recorded in “Accumulated other comprehensive income”. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective, the Company will carry the derivative on the balance sheet at its fair value and will recognize any gain or loss in its Consolidated Statements of Operations.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this standard will have on its consolidated financial statements.

3. Inventories (in thousands):

	June 30, 2001	December 31, 2000

Raw materials	$273	$304

Work in process	994	603

Finished goods	1,504	1,261

	$2,771	$2,168

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in the Company’s development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

      The Company has classified as “Finished Goods,” approximately $0.2 million of treatments, at cost, shipped under its “Ensured Availability” program (See Note 7).

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

      In June 2001, the Company sold 3,000,000 newly issued shares of its common stock to certain institutional investors, resulting in net proceeds to the Company of approximately $56.3 million.

5. Interest Rate Swaps

      During 1998 and 1999, the Company entered into interest rate swap agreements with a commercial bank (“counter party”) to reduce the impact of changes in interest rates on certain financial obligations. These agreements have a total notional principal amount of approximately $26.1 million at June 30, 2001. The Company has effectively fixed its floating rate debt and certain financial lease obligations at an annual rate of approximately 6%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. Certain of the interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. In the event of non-performance by the counter party, the Company could be exposed to market risk related to interest rates.

      The Company recorded an unrealized loss of approximately $0.5 million for the six-month period ended June 30, 2001 in “Accumulated comprehensive income” for the change in aggregate fair value of these interest rate swap agreements. The fair value of these interest rate swap agreements has been recognized as a liability and included in the accompanying Consolidated Balance Sheet as “Other current liabilities” at June 30, 2001 for approximately $0.5 million. Current market pricing models were used to estimate these fair values.

6. Rights Reversion Agreement with Aventis Pharmaceuticals Products Inc.

      On January 1, 2001, the Company assumed full responsibility for the worldwide marketing, sales and distribution of GLIADEL® Wafer (except in Scandinavia). Prior to January 1, 2001, the Company recorded net product sales related to its sales of GLIADEL® Wafer to Aventis Pharmaceuticals Products Inc. (“Aventis”) and recognized as royalty income a percentage of net sales by Aventis to third parties.

7. Ensured Availability Program for GLIADEL® Wafer

      During the three-month period ended June 30, 2001, the Company shipped 188 treatments of GLIADEL® Wafer pursuant to its Ensured Availability Program, a special sales and marketing program designed to increase the awareness of the product among neurosurgeons and to ensure its availability when the neurosurgeon requires it. Under this program, customers were provided 180-day payment terms as well as certain enhanced rights of return, which expire at the end of the 180-day term. The Company will recognize the revenue corresponding to the shipment of these treatments after the period during which the customer may return the product has expired.

8. 1993 Employee Share Option and Restricted Share Plan, as amended

      In May 2001, the shareholders of the Company approved an amendment to the Company's 1993 Employee Share Option and Restricted Share Plan, as amended, to increase the maximum number of shares of common stock that may be issued upon the exercise of outstanding options by 400,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Liquidity and Capital Resources

      Our cash, cash equivalents, and investments were approximately $179.0 million at June 30, 2001, which includes approximately $42.6 million from the sale of 2,506,000 shares of our common stock in January 2001 and $56.3 million from the sale of 3,000,000 shares of our common stock in June 2001. At June 30, 2001, we have continued to pledge $17.3 million as cash collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, we are required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40 million at all times under the terms of certain of our financial obligations.

      During the three–month period ended June 30, 2001, the Company shipped 188 GLIADEL® Wafer treatments under a special program to increase awareness of the product within the neurosurgical community and to ensure its availability when required by the neurosurgeon. While the Company’s normal terms require payment within 90 days, this program provides for extended terms of 180 days. The Company expects that most of the cash flow from these shipments will be received in the fourth quarter of 2001.

      Our total debt decreased to $6.7 million at June 30, 2001, compared to $7.6 million at December 31, 2000. This decrease resulted primarily because of our continued repayment of principal under our loans with a commercial bank but the effect of this repayment was partially offset by additional capital leases entered into during the period.

      We fund our acquisition of property and equipment through operating and capital lease arrangements or by utilizing our working capital. During the six-month period ended June 30, 2001 we entered into operating leases for property and equipment with an original cost of $1.3 million. During the same period, the Company entered into capital lease arrangements for equipment with an original cost of $0.3 million. The Company acquired $0.2 million of property and equipment during the six-month period ended June 30, 2001, using the Company’s working capital.

Results of Operations

      Product Sales

      Net product sales increased to $3.1 million and $7.8 million for the three-month and six-month periods ended June 30, 2001 compared to $1.2 million and $2.3 million (including $0.5 million and $1.1 million of royalty revenue, respectively) for the three-month and six-month periods ended June 30, 2000. Prior to 2001, net product sales were based on sales of GLIADEL® Wafer to our marketing, sales and distribution partner, Aventis Pharmaceuticals Products Inc. (“Aventis”) and in addition to net product sales, we also recognized royalty revenue based on sales of GLIADEL® Wafer by Aventis to third parties. As a result, the Company recognized as combined revenue approximately 35% of the product sales price as established by Aventis.

      On January 1, 2001, we assumed full responsibility for all aspects of marketing, sale and distribution of GLIADEL® Wafer on a worldwide basis (except in Scandinavia, where our Scandinavian distributor and marketing partner, Orion Pharma will continue to distribute the product). As a result, net product sales increased and royalty income decreased as we recognized the entire selling price as revenue. Unit sales of GLIADEL® Wafer increased by 1% and 6% for the three-month and six-month periods ended June 30, 2001, compared to the prior year periods.

      During the three month period ended June 30, 2001, the Company shipped 538 treatments of GLIADEL® Wafer to hospitals and third parties, representing an increase of 14% over the three–month period ended March 31, 2001 and a 54% increase over the three–month period ended June 30, 2000. Of these 538 treatments shipped during the three–month period ended June 30, 2001, 188 treatments were shipped pursuant to a special sales and marketing program designed to increase the awareness of the product among neurosurgeons and to ensure its availability when the neurosurgeon requires it. Under this program, customers were provided 180-day payment terms as well as certain enhanced rights of return, which expire at the end of the 180-day term. The Company will recognize the revenue corresponding to the shipment of these treatments after the period during which the customer may return the product has expired. The Company expects to recognize substantially all of these shipments as revenue in the amount of approximately $1.8 million, prior to the end of the current fiscal year.

      Accounting Change

      The Company adopted Staff Accounting Bulletin (“SAB”) No. 101 in the fourth quarter of 2000, effective January 1, 2000, resulting in a non-cash charge of $8.6 million or $0.37 per basic and diluted common share. In accordance with SAB 101, the charge has been reflected as “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. The Company recognized $1.4 million and $2.9 million of such contract revenues, which were deferred upon adoption of SAB 101, for the three-month and six-month periods ended June 30, 2000. There were no such revenues for the three-month and six-month periods ended June 30, 2001.

      New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling–of–interests method.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this standard will have on its consolidated financial statements.

            Cost of Sales

            Cost of sales was $0.3 million and $1.0 million compared to $0.3 million and $0.7 million for the three-month and six-month periods ended June 30, 2001 and 2000, respectively. Costs of sales as a percentage of net product sales were 10.1% and 51.8% compared to 12.5% and 54.4% for the three-month and six-month periods ended June 30, 2001 and 2000, respectively. The decrease in percentage for the three–month and six–month periods ended June 30, 2001 when compared to the corresponding periods of 2000, is primarily a result of the recognition of the full selling price of GLIADEL® Wafer as net product sales during the periods ended June 30, 2001. For the periods ended June 30, 2000, net product sales were based on the Company’s shipments to Aventis at 20% of the selling price which Aventis received on sales to hospitals and third parties.

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

            Research and Development

            Research and development expenses increased to $14.6 million and $28.8 million compared to $12.1 million and $21.9 million for the three-month and six-month periods ended June 30, 2001 and 2000, respectively. The increases are attributable to clinical advancement of the Company’s NAALADase inhibitor (GPI 5693) and AQUAVAN™ Injection product candidates. The Company increased expenditures for these two programs by $3.1 million and $6.3 million when comparing the three-month and six-month periods of 2001 with the corresponding periods of 2000.

            Selling, General and Administrative

            Selling, general and administrative expenses increased to $7.9 million and $14.1 million compared to $2.9 million and $5.5 million for the three-month and six-month periods ended June 30, 2001 and 2000, respectively. Marketing, selling and distribution costs related to GLIADEL® Wafer were $4.4 million and $7.3 million for the three-month and six-month periods ended June 30, 2001; we had not incurred such expenses prior to the fourth quarter of 2000. Other general and administrative costs increased due to higher costs incurred related to the Company’s domestic and international business development activities; ongoing recruitment initiatives to support its research, development and commercial operations; and costs associated with maintaining the Company’s intellectual property estate.

            Investment and Other Income

            Investment and other income decreased to $1.6 million and $3.5 million compared to $2.2 million and $4.1 million for the three-month and six-month periods ended June 30, 2001 and 2000, respectively. The decreases are due to lower average returns earned on slightly larger average invested capital balances during the three-month and six-month periods ending June 30, 2001, when compared to the same periods of the prior year.

            Interest Expense

            Interest expense continued to decrease for the three-month and six-month periods ended June 30, 2001 when compared to the corresponding periods of 2000, as the Company continued to repay its debt.

            Outlook

            During the year 2001, we expect net product sales of GLIADEL® Wafer to be between $19.0 million and $22.0 million. Sales from GLIADEL® Wafer may be greater if we receive a first surgery label in the United States and internationally, especially if GLIADEL® Wafer were to achieve “standard of care” acceptance by the neurosurgical community.

            We continue to seek additional revenues from partnering activities in 2001. From time to time, we are in discussions with potential partners regarding international rights to our products and product candidates, including GPI 5693. As a result of the adoption of

SAB 101, we would not expect that any up-front payments received in 2001 from new corporate collaborations activities would be recorded as revenue.

            We expect that our total expenses for 2001 will increase over 2000, primarily due to costs related to establishing and supporting our commercial operations and increased research and development costs as we advance multiple product candidates through clinical development.

            We currently anticipate that research and development expenses in 2001 will increase by approximately $10.0 million to $12.0 million when compared to 2000. As we stated above, most of this increase will be related to increased clinical development costs. We expect marketing, sales and distribution costs for GLIADEL® Wafer to be between $14.0 million and $15.0 million for 2001, which includes $1.0 million in non-cash expense, representing the amortization of capitalized reacquisition costs for GLIADEL® Wafer. We expect that cost of sales as a percentage of net product sales will range from 10% to 15%. We anticipate that cost of sales as a percentage of net product sales will decrease in the future, assuming both our unit sales estimates are achieved and production levels increase to support such sales.

            In April 2001, we filed a supplemental New Drug Application with the FDA for GLIADEL® Wafer for the first surgery indication. If the FDA were to approve that supplemental New Drug Application, we believe approval would occur during either the fourth quarter of 2001 or the first quarter 2002. Also during the fourth quarter of 2001, we expect to report results from our Phase I clinical trials of GPI 5693, AQUAVAN™ Injection and PACLIMER® Microspheres.

            During 2001, we expect to use between $37.5 million and $42.5 million in cash, which we refer to as our “cash burn rate.” Our ability to control our cash burn rate will be affected largely by GLIADEL® Wafer sales, and whether we consummate one or more corporate collaborations. Our cash burn rate may be significantly greater if we are unable to meet sales targets for GLIADEL® Wafer, consummate corporate collaborations and/or manage the timing and amount of expenditures. We expect our capital expenditures in 2001 will be between $2.0 million and $2.5 million, which would be funded pursuant to operating leases, capital leases and/or our own working capital.

            Except for the historical information contained in this report, the matters discussed in this report are by their nature forward-looking. Reference is made in particular to forward-looking statements regarding the following matters: (1) our efforts to market, sell and distribute GLIADEL® Wafer in the United States and internationally; (2) our efforts to expand the labeled uses for GLIADEL® Wafer, including our efforts to obtain additional United States and international regulatory clearances for such uses; (3) our efforts to develop polymer drug delivery product line extensions and new polymer drug delivery products; (4) our research programs related to our FKBP neuroimmunophilin ligand technology partnered with Amgen Inc. (“Amgen”), NAALADase inhibition, PARP inhibition, polymer drug delivery (including LIDOMER™ Microspheres) and other technologies; (5) our clinical development activities related to our polymer-based drug delivery products and product candidates (including GLIADEL® Wafer and PACLIMER® Microspheres) and our pharmaceutical product candidates, including NIL-A (partnered with Amgen), GPI 5693, AQUAVAN™ Injection and any future lead compounds in our PARP program; (6) our efforts to scale-up product candidates from laboratory bench quantities to commercial quantities; (7) our efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (8) our efforts to manufacture drug candidates for clinical development and eventual commercial supply; (9) our strategic plans; (10) anticipated expenditures and the potential need for additional funds; and (11) specific guidance we give in the section entitled “Outlook,” regarding our current expectations of our future operating results and cash burn rate.

            Any of the statements we make in this report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

            We discuss factors that could cause or contribute to such differences in the “Risk Factors” section of our Registration Statement No. 333-63576 filed with the Securities and Exchange Commission on Form S-3 on June 21 (the “Registration Statement”). In addition, set forth below under the heading “Risk Considerations” is a further update since June 21, 2001 of certain of those risks as they relate to the period covered by this report, the Company’s near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Registration Statement should not be interpreted as modifying or superseding any such risk factor, except to the extent set forth below. Investors should review this quarterly report in combination with the Risk Factors disclosed in our Registration Statement in order to have a more complete understanding of the principal risks associated with an investment in the Company’s Common Stock.

            Risk Considerations

            On July 26, 2001, we announced the results of a Phase II, randomized, double-blind, placebo-controlled evaluation of the safety, pharmacokinetics and efficacy of NIL-A, one of a class of neuroimmunophilin ligand compounds that we have licensed to Amgen, in patients with mild to moderate Parkinson’s disease.

            The results of the evaluation suggest that NIL-A at doses of up to 1,000 mg taken orally four times a day for six months is well tolerated, but that it does not produce a substantial reversal of the motor symptoms of Parkinson’s disease.

            Under the terms of our collaboration with Amgen, we do not control, among other things, the selection of lead compounds, and the design and completion of pre-clinical and clinical development activities. Due to the results of Amgen's NIL-A evaluation, we do not know whether Amgen will want to continue the research and development of this technology; and therefore, our collaboration with Amgen may not be a source of significant future revenue for us. We may not receive additional milestone payments from Amgen, or royalty payments from the commercial sale of a pharmaceutical product based on this technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our investment portfolio at June 30, 2001 was approximately $179.0 million and the weighted-average interest rate was approximately five percent (5%).

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $24.5 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $25.5 million as of June 30, 2001. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The fair value of these interest rate swap agreements has been recognized on the balance sheet as a liability at June 30, 2001 of approximately $0.5 million. Current market pricing models were used to estimate these fair values.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

      None

Item 2. Changes In Securities:

      On May 18, 2001, we issued 704 shares of common stock to Management Systems Consulting Corporation (“MSCC”), in consideration for MSCC providing us with management consulting services. On June 12, 2001, we issued 3,000,000 shares of common stock to certain institutional investors, in consideration for which we received approximately $59.1 million (before deduction of related fees and expenses including placement agent fees of approximately $2.6 million which were paid to CIBC World Markets Corp.), which we will use to expand our commercial activities and to expand our internal resources to support our increased clinical development and other activities. We may also use these proceeds to acquire additional products or technologies through licensing arrangements or otherwise and, to the extent available, to fund other working capital needs. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities:

      None

Item 4. Submission of Matters to a Vote of Security Holders:

We held our Annual Meeting of Stockholders on May 15, 2001. The following individuals were elected to our Board of Directors to hold office for the ensuing year:

Name of Nominee	Votes FOR	ABSTAINED

Craig R. Smith, M.D.	20,752,582	2,721,016

Richard L. Casey	23,005,718	440,880

Solomon H. Snyder, M.D.	23,006,318	440,280

W. Leigh Thompson, M.D., Ph.D.	22,997,026	449,572

Elizabeth M. Greetham	23,004,976	441,622

George L. Bunting, Jr.	23,005,376	441,222

Joseph Klein, III	23,004,818	441,780

Ronald M. Nordmann	23,007,018	439,580

Proposal	Votes FOR	Votes AGAINST	Votes Abstained

Amendment to our 1993 Employee Share Option and Restricted Share Plan, as amended, to increase the maximum number of shares of common stock that may be issued upon the exercise of outstanding options by 400,000 shares, from 3,435,000 shares to 3,835,000 shares	20,446,045	2,977,151	23,402

Proposal	Votes FOR	Votes AGAINST	Votes Abstained

To ratify the selection of KPMG LLP as our independent auditors for 2001	22,943,435	495,143	8,020

Item 5. Other Information:

      None

Item 6. Exhibits and Reports on Form 8-K:

      A. Exhibits

      None

      B. Reports on Form 8-K

      On July 11, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to disclose that certain of its officers and directors have entered into asset diversification plans for the sale of shares of the Company's Common Stock.

      On July 26, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to announce the completion by Amgen Inc. of a Phase II clinical trial of NIL-A.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001 Date: August 14, 2001	Guilford Pharmaceuticals Inc.
/s/ CRAIG R. SMITH, M.D.
Craig R. Smith, M.D.
Chairman of the Board, President and Chief
Executive Officer

/s/ ANDREW R. JORDAN
Andrew R. Jordan
Senior Vice President and Chief
Financial Officer (Principal Accounting Officer)