Form 10-Q
period 2001-09-30
GUILFORD PHARMACEUTICALS INC
filed 2001-11-13
CIK 918066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Yes [X]      No [ ]

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding on November 9, 2001
Common Stock, $.01 par value	29,709,821

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

     In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month and nine-month periods ended September 30, 2001. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$96,306	$32,806
Investments	51,245	58,309
Accounts receivable, net	4,163	844
Inventories, net	3,069	2,168
Prepaid expenses and other current assets	2,029	1,652

Total current assets	156,812	95,779
Investments – restricted	16,803	18,335
Property and equipment, net	9,752	12,048
Intangible asset, net	7,641	8,272
Other assets	1,398	1,199

	$192,406	$135,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,469	$4,145
Current portion of long-term debt	3,972	2,481
Accrued payroll and related costs	2,915	2,911
Accrued contracted services	1,882	2,693
Accrued expenses and other current liabilities	2,940	1,444

Total current liabilities	15,178	13,674
Long-term debt, net of current portion	4,616	5,130
Other liabilities	1,116	—

Total liabilities	20,910	18,804

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 75,000,000 shares, 29,974,863 and 24,318,982 issued at September 30, 2001 and December 31, 2000, respectively	300	243
Additional paid-in capital	351,534	250,858
Accumulated deficit	(176,514)	(130,004)
Accumulated other comprehensive loss	(258)	(823)
Note receivable from officer	(60)	(60)
Treasury stock, at cost: 265,042 and 262,985 shares at September 30, 2001 and December 31, 2000, respectively	(3,445)	(3,277)
Deferred compensation	(61)	(108)

Total stockholders’ equity	171,496	116,829

	$192,406	$135,633

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000*	2001	2000*

Revenues:
Net product sales	$5,911	$285	$13,757	$1,492
License fees and royalties	14	521	25	1,622
Contract revenues	—	2,438	—	6,312
Revenues under collaborative agreements	—	1,172	—	3,422

Total revenues	5,925	4,416	13,782	12,848

Costs and Expenses:
Cost of sales	691	595	1,671	1,252
Research and development	13,459	12,230	42,231	34,106
Selling, general and administrative	7,277	3,146	21,370	8,634
Merger costs	—	332	—	1,403

Total costs and expenses	21,427	16,303	65,272	45,395

Operating loss	(15,502)	(11,887)	(51,490)	(32,547)

Other income (expense):
Investment and other income	1,852	1,902	5,328	6,030
Interest expense	(112)	(136)	(348)	(410)

Loss before the cumulative effect of an accounting change	(13,762)	(10,121)	(46,510)	(26,927)
Cumulative effect of an accounting change	—	—	—	(8,625)

Net loss	$(13,762)	$(10,121)	$(46,510)	$(35,552)

Basic and diluted loss per common share:
Loss before the cumulative effect of an accounting change	$(0.46)	$(0.43)	$(1.68)	$(1.15)
Cumulative effect of an accounting change	—	—	—	(0.37)

Net loss	$(0.46)	$(0.43)	$(1.68)	$(1.52)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,707	23,502	27,755	23,404

* Restated — See Note 2

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2001
(in thousands, except share data)

	Common Stock				Accumulated	Note
			Additional		Other	Receivable			Total
	Number		Paid-in	Accumulated	Comprehensive	From	Treasury	Deferred	Stockholders'
	of Shares	Amount	Capital	Deficit	Income (Loss)	Officer	Stock, at Cost	Compensation	Equity

Balance, January 1, 2001	24,318,982	$243	$250,858	$(130,004)	$(823)	$(60)	$(3,277)	$(108)	$116,829
Comprehensive loss:
Net loss				(46,510)					(46,510)
Other comprehensive income:
Cumulative effect of a change in accounting principle					83				83
Unrealized loss on interest rate swap agreements					(1,272)				(1,272)
Unrealized gain on available-for-sale securities					1,754				1,754

Total other comprehensive income									565

Total comprehensive loss									(45,945)

Issuances of common stock, net	5,509,358	55	98,719						98,774
Exercise of stock options	146,523	2	1,723				(385)		1,340
Distribution of 16,810 shares of treasury stock to 401(k) plan			125				217		342
Stock option compensation			109						109
Amortization of deferred compensation								47	47

Balance, September 30, 2001	29,974,863	$300	$351,534	$(176,514)	$(258)	$(60)	$(3,445)	$(61)	$171,496

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2001	2000 *

Cash Flows From Operating Activities:
Net loss	$(46,510)	$(35,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,560	2,997
Non-cash compensation expense	629	635
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	(3,895)	(1,471)
Inventories, net	(901)	(428)
Accounts payable and other liabilities	2,282	(588)
Deferred income	—	3,188

Net cash used in operating activities	(44,835)	(31,219)

Cash Flows From Investing Activities:
Purchases of property and equipment	(194)	(1,270)
Maturities of available-for-sale securities	70,228	178,338
Purchases of available-for-sale securities	(59,878)	(141,547)

Net cash provided by investing activities	10,156	35,521

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	100,114	6,311
Purchase of treasury stock	—	(237)
Principal payments on debt	(1,935)	(1,661)

Net cash provided by financing activities	98,179	4,413

Net increase in cash and cash equivalents	63,500	8,715
Cash and cash equivalents at the beginning of period	32,806	14,336

Cash and cash equivalents at the end of period	$96,306	$23,051

Supplemental disclosures of cash flow information:
Net interest paid	$348	$408
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain computer equipment	439	—
Conversion of Cardinal amounts payable to note payable (See Note 6)	2,473	—

* Restated — See Note 2

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2001

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

Product Sales

     Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed and determinable, and collection is reasonably assured. Product sales are reported net of allowances for estimated discounts, rebates, charge backs and product returns. The Company accepts from customers the return of product that has reached its expiration date or was damaged in shipment.

     Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales.

Accounting Change

     The Company adopted Staff Accounting Bulletin (“SAB”) No. 101 in the fourth quarter of 2000, effective January 1, 2000, resulting in a non-cash charge of $8.6 million or $0.37 per basic and diluted common share in the first quarter of 2000. In accordance with SAB 101, the charge was reflected as “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. The Company recognized $1.4 million and $4.3 million of such contract revenues, which were deferred upon adoption of SAB 101, for the three-month and nine-month periods ended September 30, 2000, respectively. There were no such revenues for the comparable periods ended September 30, 2001.

     The three-month and nine-month periods ended September 30, 2000 have been restated to give effect to the implementation of a change in accounting for adoption of SAB 101, retroactively to January 1, 2000 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2000		September 30, 2000

	As Reported	As Restated	As Reported	As Restated

Revenues	$2,978	$4,416	$8,536	$12,848
Loss before the cumulative effect of an accounting change	(11,559)	(10,121)	(31,239)	(26,927)
Net loss	(11,559)	(10,121)	(31,239)	(35,552)

Loss per common share before the cumulative effect of an accounting change	$(0.49)	$(0.43)	$(1.33)	$(1.15)
Net loss per common share	(0.49)	(0.43)	(1.33)	(1.52)

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

     The following table presents the computations of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Loss before the cumulative effect of an accounting change	$(13,762)	$(10,121)	$(46,510)	$(26,927)
Net loss	(13,762)	(10,121)	(46,510)	(35,552)
Weighted-average shares outstanding	29,707	23,502	27,755	23,404

Basic and diluted EPS per common share:
Loss before the cumulative effect of an accounting change	$(0.46)	$(0.43)	$(1.68)	$(1.15)
Net loss applicable to common stockholders	(0.46)	(0.43)	(1.68)	(1.52)

New Accounting Standard

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As a result of adopting SFAS 133, the Company recorded an unrealized gain as a transition adjustment of approximately $0.1 million in “Accumulated other comprehensive income” as a cumulative effect of a change in accounting principle to recognize the fair value of its interest rate swap agreements that were designated as cash-flow hedges. SFAS 133 requires derivatives to be recognized on the balance sheet at their fair value. The Company designated the derivatives as cash-flow hedges at the time the contract was entered into and formally documented all relationships between the derivative instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction.

     The Company formally assesses on an ongoing basis whether the interest rate swap agreements used in the hedge transaction are highly effective in offsetting changes in fair values of cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated as and qualifies as a cash-flow hedge is recorded in “Accumulated other comprehensive income.” When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective, the Company will continue to carry the derivative on the balance sheet at its fair value but will recognize any gain or loss in its Consolidated Statements of Operations.

3. Inventories (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials	$267	$304
Work in process	1,027	603
Finished goods	1,775	1,261

	$3,069	$2,168

     Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in the Company’s development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

     As of September 30, 2001, the Company has included in “Finished Goods,” approximately $0.2 million of treatments, at cost, shipped under its Ensured Availability program (See Note 7).

     In periods when production volume is less than planned, manufacturing overhead not capitalized as inventory is expensed in the period incurred and is included as a part of cost of sales.

4. Capital Transactions

     In January 2001, the Company sold 2,506,000 shares of its common stock to certain institutional investors under a shelf registration statement, resulting in net proceeds to the Company of approximately $42.6 million.

     In June 2001, the Company sold 3,000,000 newly issued shares of its common stock to certain institutional investors, resulting in net proceeds to the Company of approximately $56.2 million.

5. Interest Rate Swaps

     During 1998 and 1999, the Company entered into interest rate swap agreements with a commercial bank (“counter party”) to reduce the impact of changes in interest rates on certain financial obligations. These agreements have a total notional principal amount of approximately $25.0 million at September 30, 2001. The Company has effectively fixed its floating rate debt and certain financial lease obligations at an annual rate of approximately 6%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. Certain of the interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. In the event of non-performance by the counter party, the Company could be exposed to market risk related to interest rates.

     The Company has included an unrealized loss of approximately $1.3 million for the nine-month period ended September 30, 2001 in “Accumulated comprehensive income” for the change in aggregate fair value of these interest rate swap agreements. The fair value of these interest rate swap agreements has been recognized in the accompanying Consolidated Balance Sheet as “Other current liabilities” for approximately $0.1 million and “Other liabilities” for approximately $1.1 million, respectively, at September 30, 2001. Current market pricing models were used to estimate these fair values.

6. Note Payable Pursuant to Cardinal Health Sales and Marketing Services Agreement

     During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide Guilford with sales representatives for its GLIADEL® Wafer product. In accordance with the terms of the Cardinal Agreement, during the first year of the Cardinal Agreement the Company was obligated to pay $2.0 million of costs and expenses invoiced by Cardinal. Amounts incurred and invoiced in excess of $2.0 million are payable monthly over the remaining two years of the contract period at an interest rate based on the three-month LIBOR plus 175 basis points, which was 4.1% at September 30, 2001. At September 30, 2001, the note payable to Cardinal was approximately $2.5 million, of which approximately $1.2 million is classified as current portion of long-term debt.

7. Net Product Sales

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

     During May and June 2001, the Company shipped 188 treatments of GLIADEL® Wafer under its Ensured Availability Program, a special sales and marketing program designed to increase neurosurgeons’ awareness of the product and to ensure its availability when the neurosurgeon requires it. During July 2001, an additional 22 treatments were shipped under this program. Under this program, customers were provided 180-day payment terms as well as certain enhanced rights of return, which expire at the end of the 180-day term. The Company will recognize the revenue corresponding to the shipment of these treatments after the period during which the customer may return the product has expired.

     In addition to selling GLIADEL® Wafer directly to hospitals, during the three-month period ended September 30, 2001, the Company began selling GLIADEL® Wafer to specialty distributors who will maintain an inventory of GLIADEL® Wafer and will actively promote its sale and use. The Company has sold 200 treatments of GLIADEL® Wafer to these specialty distributors, which represented approximately 31% of total shipments for that period. The Company recognized approximately $1.9 million in net product sales from these shipments for the three-month period ended September 30, 2001. Except for these initial orders where the specialty distributors were offered extended payment terms of 120 days, the Company’s normal credit and return policies will apply.

8. Stock Purchase Plan

     During September 2001, the Company’s board of directors approved the 2001 Guilford Stock Purchase Plan, a non-qualified stock purchase plan (the “Plan”). The Plan provides eligible participants with the ability to purchase the Company’s common stock at a discount through after-tax salary deductions. The aggregate number of shares of common stock that may be made available for purchase by participants under the Plan is 300,000 shares. The shares issuable under the Plan may, in the discretion of the board of directors, be authorized but unissued shares, treasury shares or shares purchased on the open market.

9. Termination of Amgen Agreement

     In August 1997, the Company entered into an agreement with Amgen Inc. (“Amgen”) relating to the research, development and commercialization of the Company’s FKBP neuroimmunophilin ligand technology for all human therapeutic and diagnostic applications. During September 2001, the Company announced that Amgen had elected to terminate this agreement and return to the Company all rights to the technology it had licensed from the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Results of Operations

     Product Sales

     Net product sales increased to $5.9 million and $13.8 million for the three-month and nine-month periods ended September 30, 2001, compared to $0.8 million and $3.1 million (including $0.5 million and $1.6 million of royalty revenue, respectively) for the three-month and nine-month periods ended September 30, 2000. Prior to 2001, net product sales and royalty income were based on sales of GLIADEL® Wafer to and by our former marketing, sales and distribution partner, Aventis Pharmaceuticals Products Inc.

     On January 1, 2001, we assumed full responsibility for all aspects of marketing, sales and distribution of GLIADEL® Wafer on a worldwide basis (except in Scandinavia, where our Scandinavian distributor and marketing partner, Orion Pharma continues to distribute the product). As a result, net product sales increased and royalty income decreased as we recognized the entire selling price as revenue. Unit sales of GLIADEL® Wafer increased by 62% and 25% for the three-month and nine-month periods ended September 30, 2001, compared to the same periods during the prior year.

     During the three-month and nine-month periods ended September 30, 2001, the Company shipped 637 and 1,646 treatments, respectively, of GLIADEL® Wafer to hospitals and third parties, representing an increase of 68% and 43% over the corresponding periods ended September 30, 2000. Of the treatments shipped during the three–month and nine-month periods ended September 30, 2001, 22 and 210 treatments, respectively, were shipped pursuant to the Company’s Ensured Availability Program. Under this program, customers were provided 180-day payment terms as well as certain enhanced rights of return, which expire at the end of the 180-day term. The Company will recognize the revenue corresponding to the shipment of these treatments after the period during which the customer may return the product has expired. The Company expects to recognize these shipments as revenue in the amount of approximately $1.8 million, prior to the end of this fiscal year and approximately $0.2 million prior to the end of the first quarter of 2002. Two hundred of the treatments shipped during the three-month period ended September 30, 2001, were shipped to specialty distributors who will actively promote the sale and use of the product. The specialty distributors were provided 120-day payment terms on these initial shipments (as compared to the Company’s regular 90-day payment terms). All of the revenue corresponding to these shipments was recognized in the third quarter.

     Accounting Change

     The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) in the fourth quarter of 2000, effective January 1, 2000, resulting in a non-cash charge of $8.6 million or $0.37 per basic and diluted common share. In accordance with SAB 101, the charge has been reflected as “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. The Company recognized $1.4 million and $4.3 million of such contract revenues, which were deferred upon adoption of SAB 101, for the three-month and nine-month periods ended September 30, 2000. There were no such revenues for the three-month and nine-month periods ended September 30, 2001.

     Cost of Sales

     Cost of sales was $0.7 million and $1.7 million compared to $0.6 million and $1.3 million for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively. Cost of sales as a percentage of net product sales was 11.7% and 12.1% for the three-month and nine-month periods ended September 30, 2001, respectively. The cost of sales percentage for the three–month and nine–month periods ended September 30, 2000 are not comparable because net product sales were based on the Company’s shipments to Aventis at 20% of the selling price, which Aventis received on sales to hospitals and third parties, for the periods ended September 30, 2000.

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

     Research and Development

     Research and development expenses increased to $13.5 million and $42.2 million compared to $12.2 million and $34.1 million for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively. The increases for the three-month period ended September 30, 2001 when compared to the corresponding period of 2000 can be attributed to clinical advancement of the Company’s NAALADase inhibitor and LidomerTM Microspheres programs which increased $0.6 million and $0.7 million, respectively from period to period. For the nine-month period ended September 30, 2001 expenses associated with clinical advancement of the Company’s NAALADase inhibitor,

AQUAVAN™ Injection and LidomerTM Microspheres product candidates increased $4.2 million, $2.1 million and $1.8 million, respectively, over the corresponding period of 2000.

     Selling, General and Administrative

     Selling, general and administrative expenses increased to $7.3 million and $21.4 million compared to $3.1 million and $8.6 million for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively. Marketing, selling and distribution costs related to GLIADEL® Wafer were $3.9 million and $11.2 million for the three-month and nine-month periods ended September 30, 2001. The Company did not incur such expenses prior to the fourth quarter of 2000. Other general and administrative costs for the three-month and nine-month periods ended September 30, 2001 when compared to the corresponding periods in 2000 increased $0.2 million and $1.5 million due to higher costs incurred related to the Company’s domestic and international business development activities, ongoing recruitment initiatives to support its research, development and commercial operations, and costs associated with maintaining the Company’s intellectual property estate.

     Investment and Other Income

     Investment and other income was $1.9 million and $5.3 million compared to $1.9 million and $6.0 million for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively. The Company’s average cash, cash equivalents and investments during the three-month period ended September 30, 2001 was $171.8 million compared to $122.8 million for the same period in 2000, but the average return was 4.3% for the three-month period ended September 30, 2001, compared to 6.2% for the comparable period in 2000. For the nine-month period ended September 30, 2001 the average cash, cash equivalents and investments was $140.0 million compared to $133.9 million for the comparable period in 2000. Average return was 5.1% and 6.0% for the nine-month periods ended September 30, 2001 and 2000, respectively.

     Interest Expense

     Interest expense continued to decrease for the three-month and nine-month periods ended September 30, 2001 when compared to the corresponding periods of 2000, as the Company continued to repay its debt. In the future, the Company expects interest expense to increase slightly as interest expense associated with its note payable to Cardinal Health Sales and Marketing Services (“Cardinal”) is recognized. This note is described below under Liquidity and Capital Resources.

Liquidity and Capital Resources

     Our cash, cash equivalents and investments were approximately $164.4 million at September 30, 2001. The Company raised approximately $42.6 million from the sale of 2,506,000 shares of our common stock in January 2001, and $56.2 million from the sale of 3,000,000 shares of our common stock in June 2001. At September 30, 2001, we continued to pledge $16.8 million as cash collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, we are required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40.0 million at all times under the terms of certain of our financial obligations. The Company believes that its available cash, cash equivalents and investments will be sufficient to fund our activities through December 31, 2002.

     Shipments of GLIADEL® Wafer treatments under the Company’s Ensured Availability Program, provided for extended payment terms of 180 days, as well as other enhanced rights of return. Out of a total of approximately $2.2 million due the Company under this program, the Company received approximately $0.5 million through September 30, 2001. The Company expects the remaining amounts due from these shipments to be received in the fourth quarter of 2001 and the first quarter of 2002. Subsequent to September 30, 2001, the Company has received approximately $1.0 million of the total $2.1 million accounts receivable balance from specialty distributors and anticipates receiving the remaining balance due prior to January 31, 2002.

     Our total debt increased to $8.6 million at September 30, 2001, compared to $7.6 million at December 31, 2000. During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal to provide Guilford with sales representatives for its GLIADEL® Wafer product. In accordance with the terms of the Cardinal Agreement, during the first year of the Cardinal Agreement, the Company was obligated to pay Cardinal $2.0 million of total costs charged by Cardinal. Amounts charged in excess of $2.0 million are payable over the remaining two years of the contract period at an interest rate based on three-month LIBOR plus 175 basis points which was 4.1% at September 30, 2001. At September 30, 2001, the note payable to Cardinal was $2.5 million.

     We fund our acquisition of property and equipment through operating and capital lease arrangements or by utilizing our working capital. During the nine-month period ended September 30, 2001, we entered into operating leases for property and equipment with an original cost of $1.4 million. During the same period, the Company entered into capital lease arrangements for equipment with an original cost of $0.4 million. The Company acquired $0.2 million of property and equipment during the nine-month period ended September 30, 2001, using its working capital.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of pooling-of-interests method for business combinations initiated after June 30, 2001. SFAS 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The Company is evaluating the impact of SFAS 142 on its results of operations and financial condition.

     In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS 143 on its results of operations, financial position and liquidity.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. The Company is required to adopt SFAS 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company’s financial statements.

     Outlook

     We expect net product sales of GLIADEL® Wafer to be between $19.0 million and $22.0 million for the year 2001. During 2002, we expect net product sales of GLIADEL® Wafer to be between $26.0 million and $30.0 million. This expectation is contingent upon receiving a first surgery label for the product in the United States early in the first quarter of 2002.

     During the remainder of 2001 and into 2002, we will continue to seek additional revenues from corporate partnering activities. These activities may include collaborations regarding international or worldwide rights to our NAALADase inhibitor program, PARP program or biopolymer product candidate platform. Regardless of when any collaboration may be completed we would expect to recognize any payments received from a corporate partner as revenue over the life of the collaboration, rather than during the period that the payment was received.

     We expect our total expenses for 2001 to increase over 2000, primarily due to costs related to the establishment and support of our commercial operations and increased research and development costs as we advance multiple product candidates through clinical trials.

     We anticipate research and development expenses in 2001 to increase by approximately $10.0 million to $12.0 million when compared to 2000. We expect marketing, sales and distribution costs for GLIADEL® Wafer to be between $14.0 million and $15.0 million for 2001. These costs include approximately $1.0 million of non-cash, amortization for the capitalized reacquisition costs of GLIADEL® Wafer. We expect cost of sales, as a percentage of net sales for the full year to be between 10% and 15%. This percentage should decrease modestly in the future, provided that both our unit sales estimates are achieved and production levels increase to support these increased sales.

     In April 2001, we filed a supplemental New Drug Application with the FDA for GLIADEL® Wafer for a first surgery indication. On December 6, 2001, we expect the Oncologic Drugs Advisory Committee of the FDA to review this application and make a recommendation to the FDA on our request to expand the label for GLIADEL® Wafer to cover first surgery. If the FDA were to approve our application, we believe this approval would occur during the first quarter of 2002.

     We had previously provided guidance that we expected our cash “burn” for the year 2001 to be between $37.5 million and $42.5 million. That expectation was based on the assumption that we would complete one or more corporate collaborations during the year. While we continue to be in active discussions with potential partners regarding certain collaborations our cash burn could be between approximately $58.0 million and $62.0 million if we do not complete one of these collaborations prior to the end of the year. For 2002, our goal is to limit our cash burn to approximately $35.0 million. We expect our capital expenditures for 2001 to be between $2.0 million and $2.5 million. These expenditures would be funded pursuant to operating leases, capital leases and our own working capital.

     Except for the historical information contained in this report, the matters discussed in this report are by their nature forward-looking. Reference is made in particular to forward-looking statements regarding the following matters: (1) our efforts to market, sell and distribute GLIADEL® Wafer in the United States and internationally; (2) our efforts to expand the labeled uses for GLIADEL® Wafer, including our efforts to obtain additional United States and international regulatory clearances for such uses; (3) our efforts to develop polymer drug delivery product line extensions and new polymer drug delivery products; (4) our research programs related to our FKBP neuroimmunophilin ligand technology, NAALADase inhibition, PARP inhibition, polymer drug delivery (including LIDOMER™ Microspheres) and other technologies; (5) our clinical development activities related to our polymer-based drug delivery products and product candidates (including GLIADEL® Wafer and PACLIMER® Microspheres) and our pharmaceutical product candidates, including GPI 1485 (formerly referred to as NIL-A), GPI 5693, AQUAVAN™ Injection and any future lead compounds in our PARP program; (6) our efforts to scale-up product candidates from laboratory bench quantities to commercial quantities; (7) our efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (8) our efforts to manufacture drug candidates for clinical development and eventual commercial supply; (9) our strategic plans; (10) anticipated expenditures and the potential need for additional funds; and (11) specific guidance we give in the section entitled “Outlook,” regarding our current expectations of our future operating results and cash burn rate.

     Any of the statements we make in this report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements. We discuss factors that could cause or contribute to such differences in the “Risk Factors” section of our Registration Statement No. 333-63576 filed with the Securities and Exchange Commission on Form S-3 on June 21, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our investment portfolio was approximately $164.4 million and current yield was approximately 4.25 % at September 30, 2001.

     Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $24.1 million as of September 30, 2001. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8 % and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $25.0 million as of September 30, 2001. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

     The fair value of these interest rate swap agreements has been recognized on the balance sheet as a liability at September 30, 2001 of approximately $1.2 million. Current market pricing models were used to estimate these fair values.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

     None

Item 2. Changes In Securities:

     None.

Item 3. Defaults Upon Senior Securities:

     None

Item 4. Submission of Matters to a Vote of Security Holders:

     None.

Item 5. Other Information:

     None

Item 6. Exhibits and Reports on Form 8-K:

     A.     Exhibits

     None

     B.     Reports on Form 8-K

     On July 11, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to disclose that certain of its officers and directors have entered into asset diversification plans for the sale of shares of the Company’s Common Stock.

     On July 26, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to announce the completion by Amgen Inc. of a Phase II clinical trial of NIL-A.

     On September 19, 2001, the Company filed a Current Report on Form 8-K, the purpose of which was to announce that Amgen Inc. had elected to terminate its license agreement with the Company and return to the Company all rights to the FKBP neuroimmunophilin ligand technology it licensed from the Company in 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilford Pharmaceuticals Inc.

Date: November 13, 2001	/s/ Craig R. Smith, M.D. _____________________________ Craig R. Smith, M.D. Chairman of the Board, President and Chief Executive Officer

Date: November 13, 2001	/s/ Andrew R. Jordan _____________________________
Andrew R. Jordan Senior Vice President and Chief Financial Officer (Principal Accounting Officer)