Form 10-K
period 2001-12-31
GUILFORD PHARMACEUTICALS INC
filed 2002-03-26
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2001

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

Common Stock, $.01 par value
Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     As of March 22, 2002, the aggregate value of the approximately 29,729,000 shares of common stock of the Registrant issued and outstanding on such date, excluding approximately 1,738,902 shares held by affiliates of the Registrant, was approximately $228,119,000. This figure is based on the closing sales price of $8.15 per share of the Registrant’s common stock as reported on The Nasdaq® National Market on March 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2001 are incorporated by reference into Part III.

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

      The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics: (1) our efforts to market, sell and distribute GLIADEL® Wafer in the United States and internationally; (2) our efforts to expand the labeled uses for GLIADEL® Wafer in the United States and internationally; (3) our efforts to develop polymer drug delivery product line extensions and new polymer drug delivery products; (4) our research programs related to our FKBP neuroimmunophilin ligand technology, NAALADase inhibition, PARP inhibition, polymer drug delivery and other technologies; (5) our clinical development activities, including the commencement and conducting of clinical trials, related to our polymer-based drug delivery products and product candidates (including GLIADEL® Wafer, PACLIMER® Microspheres and LIDOMERTM Microspheres) and our pharmaceutical product candidates (including GPI 1485, AQUAVANTM Injection and any future lead compounds in our PARP programs); (6) our efforts to scale-up product candidates from laboratory bench quantities to commercial quantities; (7) our efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (8) our efforts to manufacture drug candidates for clinical development and eventual commercial supply; (9) our strategic plans; (10) anticipated expenditures and the potential need for additional funds; and (11) specific guidance we give in the section entitled “Outlook,” regarding our current expectations of our future operating results.

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

Item 1.     Business

Overview

      We are a fully integrated pharmaceutical company engaged in the research, development and marketing of products that target the neurological, surgical and critical care markets.

      We were incorporated in Delaware in December 1993. Our principal executive offices are located at 6611 Tributary Street, Baltimore, MD 21224. Our telephone number is (410) 631-6300.

      Financial information prepared in accordance with accounting principles generally accepted in the United States of America, including information about revenue from external customers, measures of profit and loss and total assets, can be found in our consolidated financial statements included elsewhere in this report.

Product and Development Programs

      The following table summarizes the current status of our product, product candidates and research programs:

Program/Product Candidates
Drug Delivery Business	Disease Indications/Conditions	Status(1)

Drug Delivery Program
GLIADEL® Wafer (3.85% BCNU)	Recurrent glioblastoma multiforme	Market(2)
GLIADEL® Wafer (3.85% BCNU)	Malignant glioma at time of initial surgery	Market in Canada Market approval being considered in Europe(3)
PACLIMER® Microspheres (paclitaxel in PPE microspheres)	Ovarian cancer	Phase I/ II
PACLIMER® Microspheres (paclitaxel in PPE microspheres)	Lung, prostate and head & neck cancer	Phase I
LIDOMERTM Microspheres	Post-surgical pain	Phase I
Neurological Products Program
Neurotrophic Drugs
GPI 1485	Parkinson’s disease	Phase II
Other FKBP neuroimmunophilin ligands	Alzheimer’s disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy, stroke and other ischemic damage	Pre-clinical
Other neurotrophic and cytoprotective small molecules	Alzheimer’s disease, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy, stroke and other ischemic damage	Research
Neuroprotective Drugs
GPI 5693	Neuropathic pain and disease modification for diabetic neuropathy	Phase I
Other NAALADase inhibitors	Neuropathic pain and disease modification for diabetic neuropathy and other neuroprotective indications (such as ALS, glaucoma and stroke)	Research
PARP inhibitors	Stroke, peripheral ischemia, septic shock, inflammation	Pre-clinical
Anesthetic/ Sedation Agent
AQUAVANTM Injection	Surgical anesthesia/ sedation	Phase I
Diagnostic Imaging Agent
DOPASCAN® Injection	Imaging agent to diagnose and monitor Parkinson’s disease	Phase III(4)

      GLIADEL® Wafer, DOPASCAN® Injection, and PACLIMER® Microspheres are our registered trademarks. TAXOL® is a registered trademark of Bristol-Myers Squibb Company.

(1)	“Research” includes initial research related to specific molecular targets, synthesis of new chemical entities and assay development for the identification of lead compounds. “Pre-clinical” includes testing of lead compounds in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development prior to the commencement of clinical trials. “Market” means that the product is currently being sold.

(2)	Orion Corporation Pharma (formerly Orion Corporation Farmos) is our corporate partner for GLIADEL® Wafer in Scandinavia.

(3)	In March 2002, the FDA notified us that our supplemental New Drug Application to expand the labelled indications for GLIADEL® Wafer in the United States for use in connection with primary surgery for malignant glioma was not approvable.

(4)	Daiichi Radioisotope Laboratories, Ltd., or DRL, is our corporate partner for DOPASCAN® Injection in Japan, Korea and Taiwan. DRL has informed us that they commenced Phase III clinical investigations in Japan with DOPASCAN® Injection during August 2001. MAP Medical Technologies Oy, or MAP, is our corporate partner for DOPASCAN® Injection in Europe.

Drug Delivery Business

      Our drug delivery business focuses on the targeted and controlled delivery of drugs using biodegradable polymers. Delivering high drug concentrations locally for a sustained period of time may increase the efficacy of cancer chemotherapy in slowing tumor growth and/or reducing tumor mass and may decrease the side effects associated with systemic administration. Our marketed product, GLIADEL® Wafer, delivers the cancer chemotherapeutic BCNU (carmustine) and is used to treat a type of brain cancer called glioblastoma multiforme as second line therapy. Until the end of 2000, our former corporate partner for this product, Aventis Pharmaceutical Products, Inc., or Aventis, was responsible for marketing the product in the U.S. and most other countries. In October 2000, we reacquired rights to GLIADEL® Wafer from Aventis. In January 2001, we began marketing the product ourselves in the U.S. and through distributors elsewhere. PACLIMER® Microspheres, a second-generation polymer product candidate delivering paclitaxel (also known under the brand name TAXOL®), is being studied in the clinic against ovarian cancer and we initiated a Phase I/II clinical trial of PACLIMER® Microspheres in patients with non-small cell lung cancer during March 2002. We are also doing preclinical work with PACLIMER® Microspheres in additional cancer indications. During the fourth quarter of 2001, we initiated a Phase I clinical trial investigating LIDOMERTM Microspheres, a polymer delivering lidocaine, a commonly used analgesic, for post-operative pain.

GLIADEL® Wafer

      GLIADEL® Wafer is a novel treatment for a type of brain cancer called glioblastoma multiforme or GBM. GBM grows rapidly, is universally fatal and is the most common form of primary brain cancer (cancer originating in the brain). GLIADEL® Wafer is a proprietary biodegradable polymer product that contains the cancer chemotherapeutic drug BCNU (carmustine). Up to eight GLIADEL® Wafers are implanted in the cavity created when a neurosurgeon removes a brain tumor. The wafers gradually erode from the surface and delivers BCNU directly to the tumor site in high concentrations for an extended period of time. By inserting the wafer directly at the site of the tumor, the rest of the patient’s body is not exposed to the toxic side effects of BCNU.

      In October 1995, we entered into an agreement with Orion Corporation Pharma (“Orion Pharma”), a major Scandinavian health care company, for the marketing, sale and distribution of GLIADEL® Wafer in Scandinavia. Under this agreement, Orion Pharma purchases GLIADEL® Wafer from us on an exclusive basis for sale in Scandinavia. Orion Pharma commenced sales of GLIADEL® Wafer in Scandinavia in 1997 on a named hospital basis.

      In 1996, the U.S. Food and Drug Administration (FDA) approved GLIADEL® Wafer for use as an adjunct to surgery to prolong survival in patients with recurrent GBM for whom surgery is indicated. Also in 1996, we entered into agreements with Aventis (then Rhône-Poulenc Rorer) granting Aventis marketing rights to GLIADEL® Wafer in the U.S. and clinical development and marketing rights in the rest of the world (excluding Scandinavia and later, Japan). Under these agreements, Aventis paid us $7.5 million as a one time, non-refundable rights payment, $26.5 million as non-refundable milestone payments, and purchased $7.5 million of our common stock. Aventis also paid us a combined transfer price and royalty of approximately 35%.

      In October 2000, we reacquired Aventis’ rights to GLIADEL®Wafer for 300,000 shares of our common stock then valued at approximately $8 million. Aventis continued to market GLIADEL® Wafer for a transition period ending December 31, 2000. Since January 1, 2001, we have been responsible for the marketing, sale and distribution of GLIADEL® Wafer except in Scandinavia, where the product continues to be sold by Orion Pharma. Since the reacquisition of Aventis’ rights in GLIADEL® Wafer, we have built a commercial operations function, consisting of approximately 22 internal marketing and sales management, reimbursement and managed care specialists, medical affairs, professional services and customer service personnel, and an approximately 27-person field sales force through Cardinal Sales and Marketing Services, a contract sales organization (“Cardinal Health”).

      During the time that Aventis owned the development and marketing rights to GLIADEL® Wafer, Aventis obtained regulatory approval for the product in over 21 countries, including France, Germany, the United Kingdom, Spain, Canada, South Korea and Israel.

      In November 2000, we announced the results of a Phase III clinical trial investigating the administration of GLIADEL® Wafer at the time of initial surgery for the treatment of malignant glioma. The 240-person trial was a randomized, double-blind, placebo-controlled study conducted at 38 centers in 14 countries. Based on the results of this study, we filed a supplemental New Drug Application with the FDA in the second quarter of 2001, seeking approval to market GLIADEL® Wafer for first line therapy in patients newly diagnosed with malignant glioma. In December 2001, FDA asked its Oncological Drug Advisory Committee (ODAC) to review clinical and other information related to whether to approve GLIADEL® Wafer for patients undergoing first surgery for malignant glioma. FDA asked ODAC several specific questions relating to various criterion that must be met for approval and votes were taken on the questions. A majority of ODAC members present at the meeting voted that the pivotal study was well-controlled, that there was a clinical benefit (increased survival) and that the benefit of GLIADEL® Wafer outweighs the risk. By a vote of 7-6, however, ODAC members voted that the pivotal study was not adequate. In March 2002, the FDA informed us that the supplemental New Drug Application was not approvable. We remain committed to pursuing expanded labeling for GLIADEL® Wafer and plan to work with the FDA in order to address concerns raised by the agency resulting from its review of the supplemental New Drug Application. We are also pursuing regulatory approval for GLIADEL® Wafer in Europe for use in patients with newly diagnosed malignant glioma.

      The Company pays a royalty to Massachusetts Institute of Technology, or MIT, on sales of GLIADEL® Wafer pursuant to the license agreement under which the Company acquired the underlying technology for this product. During 2001, we expensed approximately $0.8 million in royalties to MIT.

PACLIMER® Microspheres

      PACLIMER® Microspheres are a site specific, controlled release formulation of paclitaxel (TAXOL®) in a proprietary biodegradable polymer called a polyphosphoester, or PPE, developed in collaboration with scientists at Johns Hopkins. In November 1999, we filed an Investigational New Drug Application or IND with the FDA for the abdominal administration of PACLIMER® Microspheres. In collaboration with the Gynecologic Oncology Group, we are currently conducting a Phase I/II clinical trial of PACLIMER® Microspheres in women with advanced ovarian cancer. In October 2001, we filed an IND with the FDA for the administration of PACLIMER® Microspheres in connection with the treatment of non-small cell lung cancer or NSCLC. We expect to begin a Phase I/II clinical trial with respect to this use of PACLIMER® Microspheres during the first quarter of 2002. We are also engaged in research on the suitability of PACLIMER® Microspheres for other localized cancers, such as tumors of the head and neck and prostate.

LIDOMERTM Microspheres

      LIDOMERTM Microspheres are a site-specific, controlled release formulation of the widely used local anesthetic, lidocaine. During the fourth quarter of 2001, we began a Phase I clinical trial of LIDOMERTM

Microspheres in Europe, in healthy volunteers. During 2002, we expect to begin a Phase I/II clinical trial of LIDOMERTM Microspheres for use in the treatment of post-surgical pain.

Neurological Products Program

      Our neurological products program is engaged in the research and development of small molecules that regenerate damaged nerves (our neurotrophic program) or protect nerves from damage (our neuroprotectant program) for potential treatment of a range of neurodegenerative diseases and conditions, such as Parkinson’s disease, Alzheimer’s disease, stroke, Amyotrophic Lateral Sclerosis, or ALS, multiple sclerosis, spinal cord injury and peripheral neuropathies. Additionally, we are currently in Phase I clinical trials with AQUAVANTM Injection, a novel prodrug of propofol, a widely-used anesthetic. Through our corporate partners we are continuing to develop our DOPASCAN® Injection imaging agent for the diagnosis and monitoring of Parkinson’s disease. In addition, we are investigating small molecule therapeutics for certain other neurological conditions.

Neurotrophic Program

      The Company’s neurotrophic program originated from observations first made in the laboratory of Dr. Solomon Snyder, Director of the Department of Neuroscience at Johns Hopkins, that certain proteins that exist within a cell, known as “immunophilins,” which are targets of immunosuppressant drugs such as FK 506, are enriched 10-40 fold in certain areas of the central nervous system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth. We have exclusively licensed rights to patent applications relating to this research from Johns Hopkins. Our scientists, together with their academic collaborators, further demonstrated that the pathway leading to nerve regeneration could be separated from the immunosuppressant pathway. Our scientists have synthesized a large number of proprietary small molecules, called “neuroimmunophilin ligands,” which are neurotrophic in animal models of various disease states without being immunosuppressive, are orally-bioavailable and are able to cross the blood-brain barrier.

      In August 1997, we entered into a collaboration with Amgen Inc. to develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may have resulted from the collaboration, for all human therapeutic and diagnostic applications. During 1998, Amgen nominated a neuroimmunophilin ligand, called “NIL-A,” as the lead compound in the program, initially targeting Parkinson’s disease. During 1999, Amgen filed an Investigational New Drug or IND application with the U.S. Food and Drug Administration and commenced human trials with NIL-A, focusing on safety, tolerability and pharmacokinetic study in healthy subjects. NIL-A entered Phase II testing in patients with Parkinson’s disease during 2000. In July 2001, we announced results of this Phase II, randomized, double-blind, placebo-controlled evaluation of the safety, pharmacokinetics and efficacy of NIL-A in patients with mild to moderate Parkinson’s disease. The results of the evaluation suggest that NIL-A at doses of up to 1,000 mg taken orally four times a day for six months is well tolerated, but does not produce a substantial reversal of the motor symptoms of Parkinson’s disease.

      In September 2001, Amgen terminated the collaboration and, thereafter, returned all rights to the neuroimmunophilin technology to us, including certain clinical trial supplies for which we paid $0.2 million. We are currently evaluating the secondary endpoints in the trial to determine whether NIL-A may provide some benefit for certain of the non-motor symptoms of Parkinson’s disease.

      Additionally, we are conducting preclinical research for the use of neuroimmunophilin compounds for other clinical indications, including Alzheimer’s disease, nerve crush, traumatic brain injury, traumatic spinal cord injury, multiple sclerosis, neuropathy and stroke.

      To date, we have been granted or have obtained rights to more than 30 U.S. patents relating to our neuroimmunophilin compounds program, including a broad use patent claiming the use of compounds having an affinity for FKBP to stimulate growth of damaged neurons in patients suffering from Parkinson’s disease, Alzheimer’s disease or physical damage to the spinal cord.

      Further, we are engaged in preclinical research and development of other small molecule neurotrophic compounds in addition to the FKBP neuroimmunophilin ligands.

Neuroprotectant Program

      In our neuroprotectant program, our scientists are developing novel compounds to protect brain cells from ischemia (the lack of oxygen delivery from reduced blood flow) and other disorders caused by massive release of excitatory amino acid neurotransmitters such as glutamate. We have been exploring distinct intervention points in a biochemical pathway that can lead to neuronal damage, including: (i) pre-synaptic inhibition of glutamate release by inhibiting the enzyme, N-acetylated alpha-linked acidic dipeptidase, or NAALADase; and (ii) post-synaptic inhibition of the enzyme, poly(ADP-ribose) polymerase, or PARP. In the first quarter of 2000, we licensed from Dr. Snyder’s laboratory rights to patents related to Serine Racemase, an enzyme which plays a key role in the activation of an important post-synaptic glutamate receptor, the N-Methyl D-Aspartate or NMDA receptor. We are working on the selective inhibition of NAALADase, PARP, Serine Racemase and other enzymes in the biochemical pathway to neuronal damage and death as possible mechanisms for inhibiting the toxic effects of excess glutamate in neurological diseases and conditions.

NAALADase Inhibitors

      The initial therapeutic targets of our NAALADase inhibitor compounds is neuropathic pain and disease modification of diabetic neuropathy, a debilitating and progressive disorder involving severe pain, sensitivity, tingling, weakness and numbness in a patient’s extremities. It may affect close to one million Americans, yet there is currently no therapy approved in the United States to treat this disorder. In animal models, we have demonstrated that treatment with NAALADase inhibitors can normalize pain sensitivity, improve nerve conduction velocity (the speed at which a nerve impulse travels), and promote re-myelination of peripheral nerves. In December 2000, we initiated clinical testing of GPI 5693, one of our NAALADase inhibitor compounds. This Phase I Study, conducted in Europe, evaluated the safety, tolerability and pharmacokinetics of the compound in healthy subjects and suggested that it may be well tolerated at dose levels up to 750 mg per day. Our scientists have also identified NAALADase inhibitor compounds that appear to be 100 times more potent than GPI 5693. We are continuing laboratory research with these compounds in models of diabetic neuropathy as well as several other neurodegenerative disorders, including chronic pain, schizophrenia, head trauma, Amyotrophic Lateral Sclerosis (ALS), glaucoma and Parkinson’s disease.

      To date, more than 20 U.S. composition of matter and use patents have been issued relating to our NAALADase inhibition program, including a broad use patent claiming the use of NAALADase inhibitors generally for the treatment of glutamate abnormalities (such as stroke, ALS and Parkinson’s disease), compulsive disorders and prostate cancer.

PARP Inhibitors

      Our scientists and their academic collaborators were among the first to investigate the use of PARP inhibitors for the prevention of glutamate neurotoxicity. Studies by several academic laboratories using mice that have been genetically altered to possess no or greatly diminished PARP activity suggest that the absence of PARP activity may reduce the area of neuronal damage from stroke by up to 85%-90%, and the area of heart muscle damage during a heart attack by about 40%. Some of our prototype PARP inhibitors have achieved similar results in preclinical models of stroke and heart attack in animals. In addition, our scientists have achieved neuroprotective results not only in transient ischemia models of stroke, but also in the more rigorous permanent ischemia models of stroke.

      We have identified a number of novel PARP inhibitors with preclinical efficacy. In addition, we have obtained results in animal experiments suggesting that PARP inhibitors have potential utility in many therapeutic areas, including myocardial ischemia, traumatic head injuries, Parkinson’s disease, septic shock, type I diabetes and arthritis.

      We have filed numerous patent applications in the U.S. and abroad relating to novel compositions of matter and methods of use with respect to PARP inhibitors. To date, we have rights to two issued U.S. patents in the field, including one generally claiming the use of PARP inhibitors for the prevention of glutamate neurotoxicity.

AQUAVANTM Injection

      In the first quarter of 2000, we licensed from ProQuest Pharmaceuticals Inc., or ProQuest, rights relating to a novel prodrug of a widely used anesthetic, propofol. A prodrug is a compound that is metabolized in the body into a drug. The prodrug, which we have named AQUAVANTM Injection, is water-soluble and converts to propofol upon intravenous administration. In contrast, propofol, which has been approved for use by the FDA, is itself administered in a lipid emulsion, which can cause complications, such as short shelf life, clogged IV tubing, elevated blood lipids and a potentially higher incidence of bacterial contamination. AQUAVANTM Injection may offer clinical benefit to patients both as an ICU sedating agent and an anesthesia-induction drug.

      Since we licensed AQUAVANTM Injection from ProQuest, we have conducted three Phase I clinical studies in Europe in healthy volunteers and in December 2001, commenced an additional Phase I study in Europe, which is a bolus dose escalation study. We are working with anesthesiologists and regulatory consultants to explore recommendations for further clinical studies.

      We have exclusive rights to a composition of matter patent covering AQUAVANTM Injection.

                  Diagnostic Imaging Agent Program — DOPASCAN® Injection

      DOPASCAN® Injection, our product candidate for the diagnosis and monitoring of Parkinson’s disease is administered intravenously in trace quantities and allows physicians to obtain images and measure the degeneration of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain that degenerates in patients with Parkinson’s disease. Parkinson’s disease is a common neurodegenerative disorder affecting more than 900,000 patients in the United States.

      In its early stages, Parkinson’s disease can be very difficult to distinguish clinically from other diseases with similar symptoms but which do not respond well or at all to specific therapy for Parkinson’s disease. Unfortunately, there are no diagnostic tests in the United States currently marketed or commercially available that can reliably detect the degeneration of Dopamine neurons, and the typical delay between the onset of symptoms of Parkinson’s disease and clinical diagnosis is more than two years. The primary way to establish the diagnosis at present is through repeated physician visits and the use of therapeutic trials of drugs such as L-Dopa, which carry with them the risk of unnecessary and sometimes severe side effects.

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

      There can be no assurance, however, that similar results will be seen in any other clinical trials for DOPASCAN® Injection that may be conducted in the future or that DOPASCAN® Injection will be approved as a safe and effective FDA-approved diagnostic.

      We have entered into an agreement with Daiichi Radioisotope Laboratories, Ltd., or DRL, a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN® Injection in Japan, Korea and Taiwan. DRL has informed us that it commenced a Phase III clinical trial with the product in August 2001.

      In January 2002, we announced that we had licensed the exclusive European development and commercialization rights for DOPASCAN® Injection to MAP Medical Technologies Oy of Finland. Under

the terms of the agreement, MAP and its affiliated companies received exclusive development, marketing, sales and distribution rights to DOPASCAN® Injection for all European Union member states and other select European markets. Under the agreement, MAP will be responsible for seeking regulatory approvals, and for manufacturing, marketing and selling DOPASCAN® Injection in these countries.

Manufacturing and Raw Materials

      We currently manufacture GLIADEL® Wafer using a proprietary process at our 18,000 square foot manufacturing facility in Baltimore, Maryland, which includes areas designated for packaging, quality assurance, laboratory, and warehousing. The manufacturing facility has been in operation since April 1995. It was initially inspected by the FDA in October 1995, and was re-inspected by the FDA in February 1999. Also, in October 1999, we were inspected by the Medicines Control Agency, the United Kingdom’s regulatory authority. The facilities we are currently using for manufacturing enable us to produce up to 8,000 GLIADEL® Wafer treatments (each consisting of eight wafers) annually.

      In January 1998, we completed construction of an expansion of our manufacturing facilities to allow for the additional synthesis of the polyanhydride co-polymer used in the manufacture of GLIADEL® Wafer. We also will be able to use this facility to produce our newest proprietary biodegradable polymers, the PPEs, in connection with the development of other polymer-based products. In addition, we completed construction of a second clean room facility in 1998, which we expect could allow us to increase our GLIADEL® Wafer manufacturing capacity to 20,000 treatments annually. We further expect this second clean room facility will provide sufficient capacity to produce our clinical supply of PPE-based oncology product candidates (including PACLIMER® Microspheres) needed in the future.

      We believe that the various materials used in GLIADEL® Wafer are readily available and will continue to be available at reasonable prices. Nevertheless, while we believe that we have an adequate supply of BCNU, the active chemotherapeutic ingredient in GLIADEL® Wafer, to meet current demand, any interruption in the ability of our two current suppliers to deliver this ingredient could prevent us from delivering the product on a timely basis. Failure of any supplier to provide sufficient quantities of raw material for GLIADEL® Wafer or any of our product candidates in accordance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations could cause delays in clinical trials and the commercialization of our products.

Marketing, Sales and Distribution

      Prior to 2000, our strategy had been to establish collaborations with larger pharmaceutical companies where possible, to develop and promote products that require extensive development, sales and marketing resources.

      However, during 2000, we began the transformation into a fully-integrated pharmaceutical company through our reacquisition of Aventis’ rights to GLIADEL® Wafer. In November 2000, David P. Wright joined us as our Executive Vice President, Commercial Operations. In February 2002, Mr. Wright was promoted to President and Chief Business Officer. Mr. Wright has extensive experience in the marketing, sale and distribution of pharmaceutical products. He has assembled a sales and marketing department consisting of marketing, sales management, medical affairs, reimbursement and other relevant functions to manage a 27-member sales force provided through Cardinal Health. In addition, our GLIADEL® Wafer product is distributed through Cord Logistics, Inc., which handles fulfillment of customer orders.

      During 2001, we established our own sales and marketing subsidiary in Canada. This subsidiary will be responsible for all aspects of the sales and marketing of GLIADEL® Wafer throughout Canada, including receiving pricing and reimbursement approvals from the Canadian National Healthcare System. GLIADEL® Wafer will be supplied to our Canadian customers through a third-party logistical distributor. In Europe, we have an arrangement with IDIS Limited, based in the U.K., for the distribution of GLIADEL® Wafer on a named hospital basis, while we establish a network of regional distributors to market, sell and distribute the product throughout the continent. We have also established arrangements for the marketing, sale and distribution of GLIADEL® Wafer in Israel, Hong Kong and the People’s Republic of China.

      The establishment of our Commercial Operations function provides us with the opportunity and flexibility to market and sell other products we are developing, such as AQUAVAN® Injection, PACLIMER® Microspheres and LIDOMERTM Microspheres, in the U.S., while seeking development and/or commercialization partners elsewhere in the world.

Government Regulation and Product Testing

      All domestic prescription pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments as well as foreign governments if products are marketed abroad. Biologics and controlled drug products, such as vaccines and narcotics, and radiolabeled drugs, are often regulated more stringently than are other drugs. The Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations govern or influence the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of prescription pharmaceutical products. Pharmaceutical manufacturers are also subject to certain inspection, registration, recordkeeping and reporting requirements. Noncompliance with applicable requirements can result in warning letters, fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve marketing applications and criminal prosecution.

      Upon FDA approval, a drug may only be marketed in the United States for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-marketing testing and surveillance to monitor a drug in larger and more diverse patient populations. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with the FDA’s applicable cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to spend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with its cGMP regulations. Adverse experiences with the commercialized product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Full Clinical Testing Requirements

      The steps required before a drug may be commercially distributed in the United States include: (i) conducting appropriate preclinical laboratory and animal tests; (ii) submitting to the FDA an application for an IND, which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a New Drug Application (NDA) for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. NDA’s also must include a description of the manufacturing processes, including quality control procedures and validation requirements.

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

      Preclinical testing includes formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product formulation. Preclinical tests to support an FDA application must be conducted in accordance with the FDA regulations concerning Good Laboratory Practices (GLPs). The results of the preclinical tests are submitted to the FDA as part of the IND and are reviewed by the FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless the FDA issues a clinical hold on an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in the commencement of clinical trials or that the commencement of one phase of a clinical trial will result in commencement of other phases or that the performance of any clinical trials will result in FDA approval.

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

      The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies for a specific indication generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our product candidates.

      Reports of results of the preclinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. The NDA typically includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, and details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. Approval of a non-biological drug is dependent on a variety of factors, particularly on evidence consisting of adequate and well-controlled investigations. FDA will often use advisory committees to help decide whether a new product or new uses should be approved. Committee recommendations are purely advisory, however; FDA may not use the Committee’s recommendations in determining whether to approve a new drug, although FDA frequently follows the Committee’s advice.

      User fee legislation now requires the submission in federal fiscal year 2002 of $313,320 to cover the costs of FDA review of a full NDA. Annual fees are also required for certain approved prescription drugs and for their manufacturers. The current user fee legislation expires at the end of September, 2002. The failure to reauthorize PDUFA could have a serious impact on the review times and approval rates for all drugs, including Guilford’s candidate drugs.

      The median FDA approval time is currently about 12 months for new drugs subject to user fee legislation, although clinical development, reviews, or approvals of treatments for cancer and other serious or life-

threatening diseases may be accelerated, expedited or fast-tracked. In addition, approval times can vary widely among the various reviewing branches of the FDA. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. In certain limited cases the FDA may consider one clinical study sufficient. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests) or require other conditions for approval. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

      Confirmatory studies similar to Phase III clinical studies may be conducted after, rather than before, FDA approval under certain circumstances. The FDA may determine under its expedited, accelerated, or fast-track provisions that previous limited studies establish an adequate basis for drug product approval, provided that the sponsor agrees to conduct additional studies after approval to verify safety and effectiveness. Treatment of patients not in clinical trials with an experimental drug may also be allowed under a Treatment IND before general marketing begins. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These cost-recovery, Treatment IND, and expedited, accelerated or fast-track approval provisions are limited, for example, to drug products (i) intended to treat AIDS or other serious severely debilitating or life-threatening diseases especially and that provide meaningful therapeutic benefit to patients over existing treatments, (ii) that are for diseases for which no satisfactory alternative therapy exists, or (iii) that address an unmet medical need. No assurances exist that our product candidates will qualify for cost-recovery, expedited, accelerated, or fast-track approvals or for treatment use under the FDA’s regulations or the current statutory provisions.

      The full NDA process for newly marketed non-biological drugs, such as those being developed by us, including FKBP neuroimmunophilin ligand products and inhibitors of NAALADase and PARP, can take a number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all, or that we will have sufficient resources to carry such potential products through the regulatory approval process.

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

      A five-year period of market exclusivity is provided for newly marketed active ingredients of drug products not previously approved and a three-year period of market exclusivity is provided for certain changes in approved drug products for which reports of new clinical investigations are essential for approval (other than bioequivalence studies). A period of three years is available for changes in approved products, such as in delivery systems of previously approved products. These periods of marketing exclusivity mean that products that are the subject of abbreviated applications, which generally rely to some degree on approvals or on some data submitted by previous applicants for comparable innovator drug products, cannot be marketed during the period of exclusivity. The market exclusivity provisions of the DPC-PTR Act bar only the marketing of competitive products that are the subject of abbreviated applications, not products that are the subject of full NDAs. The DPC-PTR Act also may provide a maximum time of five years to be restored to the life of any one patent for the period it takes to obtain FDA approval of a drug product, including biological drugs. No assurances exist that the exclusivity or patent restoration benefits of the DPC-PTR Act will apply to any of our product candidates.

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

      The European Union also generally provides options for its Member States to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the United Kingdom (U.K.) is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the U.K. National Health Service. The U.K. system is generally based on profitability targets or limits for individual companies which are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.

      In comparison, Italy generally establishes prices for pharmaceuticals based on a price monitoring system. The reference price is the European average price calculated on the basis of the prices in four reference markets: France, Spain, Germany and the U.K. Italy typically levels the price of medicines belonging to the same therapeutic class on the lowest price for a medicine belonging to that category (i.e., same active principle, same pharmaceutical form, same route of administration). Spain generally establishes the selling price for new pharmaceuticals based on the prime cost, plus a profit margin within a range established each year by the Spanish Commission for Economic Affairs. Promotional and advertising costs are limited.

      In Canada, prices for most new drugs are generally limited such that the cost of therapy for the new drug is in the range of the cost of therapy for existing drugs used to treat the same disease in Canada. Prices of breakthrough drugs and those which bring a substantial improvement are generally limited to the median of the prices charged for those drugs in other industrialized countries, such as France, Germany, Italy, Sweden, Switzerland, the U K and the United States.

      There can be no assurance that any country which has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements with respect to our applications for GLIADEL® Wafer outside of the United States.

      We are also governed by other federal, state and local laws. These laws include, but are not limited to, those regulating working conditions enforced by the Occupational Safety and Health Administration and regulating environmental hazards under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other environmental laws enforced by the United States Environmental Protection Agency (“USEPA”). The Drug Enforcement Agency (DEA) regulates controlled substances, such as narcotics. A precursor compound to DOPASCAN® Injection is a tropane-derivative similar to cocaine and thus is subject to DEA regulations. Establishments handling controlled substances must, for example, be licensed and inspected by the DEA, and may be subject to export, import, security and production quota requirements. Radiolabeled products, including drugs, are also subject to regulation by the Department of Transportation and to state and federal licensing requirements. Various states often have comparable health and environmental laws, such as those governing the use and disposal of controlled and radiolabeled products.

Intellectual Property Rights

      As of December 31, 2001, we owned or had licensed rights to more than 100 U.S. patents and 700 U.S. and foreign patent applications protecting our key technologies. We also own certain trademarks.

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

      We could also be required to participate in U.S. interference proceedings or international patent oppositions. In fact, in order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed a European opposition in 1998 to revoke another company’s European patent. In 2000, we won this opposition, and the subject patent was revoked. However, the patentee has appealed the initial determination, and the patent could be reinstated. If the patent is reinstated, litigation could result.

Technology Licensing Agreements

      In March 1994, we entered into an agreement (the “GLIADEL® Wafer Agreement”) with Scios Inc. pursuant to which we licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL® Wafer is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. will expire in 2005. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL® Wafer Agreement to MIT.

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

      In June 1996, we entered into a license agreement with MIT and Johns Hopkins regarding a patent application covering certain biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (TAXOL®) and camptothecin) for treating solid tumors. Under this agreement, we are obligated to make certain annual and milestone payments to MIT and to pay royalties based on any sales of products incorporating the technology licensed to us. Furthermore, under the terms of the agreement, we have committed to spend minimum amounts to develop the technology and to meet certain development milestones. Although we believe that we can comply with such obligations, our failure to perform these obligations could result in losing our rights to such technology.

      In July 1996, we entered into a license agreement with Johns Hopkins that currently covers several U.S. patents respecting certain PPEs developed at Johns Hopkins and patent applications for additional PPEs. This agreement, among other things, requires us to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of this technology. In the event of termination of these licenses, we could lose our rights to the use of the licensed technology.

      We and Johns Hopkins are parties to exclusive license agreements covering the neurotrophic use of neuroimmunophilin ligands, which were jointly discovered by scientists at, and are jointly owned by, Johns Hopkins and us, and the inhibition of PARP for neuroprotective uses and certain other technologies. These agreements require us to pay, among other things, certain processing, maintenance, and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of the technologies. In the event of termination of these licenses, we could lose our rights to use the licensed technology (or in the case of joint inventions, exclusive use of such technology).

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

      In March 2000, we entered into a license agreement with ProQuest Pharmaceuticals Inc., or ProQuest, which granted us exclusive worldwide development and commercialization rights to a prodrug of propofol, which we later named AQUAVANTM Injection. Under the terms of the license agreement, we made an upfront payment to ProQuest in exchange for an equity position in the company and we are required to make additional payments to ProQuest based on the achievement of certain development milestones. We will also pay ProQuest royalties on AQUAVANTM Injection sales.

United States Government Rights

      Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program (“subject inventions”) may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant licenses which shall be exclusive under any of such inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to a subject invention if there is a failure to disclose the invention and elect title within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. Our principal technology license agreements contain provisions recognizing these government rights.

Competition

      We are involved in technological fields in which developments are expected to continue at a rapid pace. Our success depends upon our ability to compete effectively in the research, development and commercialization of products and technologies in our areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those that we have under development.

      We are aware of several competing approaches under development for the treatment of malignant glioma including using radioactive seeds for interstitial radiotherapy, increasing the permeability of the blood-brain barrier to chemotherapeutic agents, sensitizing cancer cells to chemotherapeutic agents using gene therapy and developing chemotherapeutics directed to specific receptors in brain tumors. Furthermore, our patent protection for GLIADEL® Wafer ends in 2005. At that time, others may try to copy the wafer and enter the market as a generic drug through applicable FDA procedures.

      A number of companies have shown interest in trying to develop neurotrophic agents to promote nerve growth and repair in neurodegenerative disorders and traumatic central nervous system injuries. Most of these activities have focused on naturally occurring growth factors. These factors contain large molecules that generally cannot cross the blood-brain barrier and thus present problems in administration and delivery. We are aware of several companies that are investigating small molecule neurotrophic compounds for peripheral neuropathy in the clinic.

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

      The anesthesia/sedation field is concentrated in the United States mainly among four major companies, with several other companies doing research in the field. There are numerous products currently on the market that are accepted as relatively safe and effective anesthetic agents and sedation agents. In addition, we are aware of several companies that are seeking to develop water soluble formulations of propofol. We cannot be sure that we can successfully develop AQUAVANTM Injection into a safe and effective drug or that it will be cleared for marketing. Even if we are able to market AQUAVANTM Injection, the commercial prospects for it will depend heavily on its safety and efficacy profile relative to alternatives then available in the market.

      Although our PACLIMER® Microspheres and LIDOMER® Microspheres are based on a proprietary polymer system, this technology competes with other developing and existing drug delivery technologies. We are aware of several other companies that are seeking to develop sustained release injectable products for pain, including post-surgical pain. Additionally, other companies are engaged in the development of improved formulations of paclitaxel.

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

Research and Development Expenses

      Our research and development expenses were $54.3 million, $46.9 million, and $41.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. These expenses were divided among our various technology platforms in the following manner:

	Years ended December 31,

	2001	2000	1999

	(in thousands)
Biopolymer technologies	$8,563	$8,648	$10,532
Pharmaceuticals & other	24,512	21,087	16,724
Shared expenses	21,197	17,165	14,666

Total research & development	$54,272	$46,900	$41,922

Biopolymer Technologies

      With respect to our biopolymer technologies, the modest decrease in 2001 compared to 2000 reflects less development expenses incurred related to PACLIMER® Microspheres offset by an increase in expenses related to LIDOMERTM Microspheres as it advanced into the clinic. The decrease in 2000 compared to 1999 is a result of advancing PACLIMER® Microspheres into the clinic offsetting a reduction in spending on research to select an appropriate product candidate.

Pharmaceuticals & Other

      Research and development expenses related to our pharmaceutical and related technologies increased in 2001 compared to 2000. This increase is the result of advancing AQUAVANTM Injection and GPI 5693 into clinical trials and was offset by a reduction in expenses associated with our FKBP neuroimmunophilin program, as Amgen, Inc., our former corporate partner, completed its research funding to us. The increase in 2000 compared to 1999 is a result of our acquisition of the rights to, and beginning the development of, AQUAVANTM Injection.

Shared Expenses

      Shared expenses include the costs of operating and maintaining our facilities, property and equipment used in the research and development processes, and management effort allocable to research and development projects. The increases from year to year resulted from increased costs to operate our facilities as we occupied our new research and development facility during the second half of 1999, and increased expenses associated with our project management efforts as the number and magnitude of our projects have increased.

Product Liability and Insurance

      Product liability risk is inherent in the testing, manufacture, marketing and sale of our product and product candidates, and there can be no assurance that we will be able to avoid significant product liability exposure. While we currently maintain product liability insurance covering clinical trials and product sales, there can be no assurance that this or any future insurance coverage obtained by us will be adequate or that claims will be covered by our insurance. Our insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to us in the future on acceptable terms, or at all.

Employees

      At December 31, 2001, we employed 289 individuals. Of these 289 employees, 221 were employed in the areas of research and product development and in the manufacturing and quality control of GLIADEL® Wafer. The remaining 68 employees performed selling, general and administrative functions, including sales and marketing, executive, finance and administration, legal and business development. None of our employees are currently represented by a labor union. Additionally, through Cardinal Health, we have engaged 27 field sales representatives and national account managers dedicated to the sale of GLIADEL® Wafer. To date, we have not experienced work stoppages related to labor issues and we believe our relations with our employees are good.

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

Item 1A.     Executive Officers and Other Significant Employees of Registrant

      Craig R. Smith, M.D., Chairman of the Board of Directors and Chief Executive Officer, age 56, joined the Company as a Director at the Company’s inception in July 1993. Dr. Smith was elected President and Chief Executive Officer in August 1993 and was elected Chairman of the Board in January 1994. Dr. Smith stepped down as President of the Company in February 2002, when David Wright was appointed to that position as a result of a Company reorganization. Prior to joining the Company, Dr. Smith was Senior Vice President for Business and Market Development at Centocor, Inc., a biotechnology corporation. Before joining Centocor, Dr. Smith served on the Faculty of the Department of Medicine at Johns Hopkins Medical School. Dr. Smith received his M.D. from the State University of New York at Buffalo in 1972 and received training in Internal Medicine at Johns Hopkins Hospital from 1972 to 1975. Dr. Smith is a member of the board of directors of CellGate, Inc. and Molecular Neuroimaging LLC.

      David P. Wright, President and Chief Business Officer, age 54, joined the Company as Executive Vice President, Commercial Operations in November 2000. In February 2002, Mr. Wright was promoted to President and Chief Business Officer. From 1990 through 1999, Mr. Wright was employed by MedImmune, Inc., most recently as Executive Vice President Sales and Marketing. Prior to joining MedImmune, Mr. Wright was Vice President, Gastrointestinal Business Group, for Smith, Kline and French Laboratories, and held various marketing and sales posts with G.D. Searle, Glaxo, Hoffmann-LaRoche and Pfizer. Mr. Wright received a Master of Arts in Speech Pathology and Audiology from the University of South Florida in 1969.

      John P. Brennan, Senior Vice President, Technical Operations, age 59, joined the Company as Vice President, Operations in January 1994 and became Senior Vice President, Operations in January 1997. In February 1999, Mr. Brennan was promoted to Senior Vice President, Technical Operations and General Manager, Drug Delivery Business. From 1980 to 1993, he was Vice President, Technical Operations and Manufacturing for G.D. Searle and Co., where he was responsible for the operation of manufacturing plants in North America, Latin America and Europe and the worldwide pharmaceutical and process technology. Mr. Brennan received his B.S. in Chemistry from the Philadelphia College of Pharmacy and Science in 1968 and attended the Wharton Graduate Management Program in 1976.

      Andrew R. Jordan, Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer, age 54, joined the Company as Vice President, Secretary, Treasurer and Chief Financial Officer in September 1993. In January 1997, he became Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Jordan held various positions with KPMG LLP, a public accounting firm, including partner since 1983. Mr. Jordan’s experience at KPMG LLP included advising early-stage and emerging technology companies and initial and secondary public equity and debt offerings. He received his B.A. from Rutgers College in 1969 and his MBA from Rutgers Graduate School of Business in 1973 and is a Certified Public Accountant.

      Thomas C. Seoh, Senior Vice President, Corporate and Commercial Development and Strategic Planning, age 44, joined the Company in April 1995, as Vice President, General Counsel and Secretary. In August 1999, he was promoted to Senior Vice President. In February 2001, he became Senior Vice President, Corporate Development, General Counsel and Secretary and in February 2002 he became Senior Vice President, Corporate and Commercial Development and Strategic Planning. Mr. Seoh previously held legal management positions with ICN Pharmaceuticals, Inc. group, including Vice President and Associate General Counsel, and with Consolidated Press U.S., Inc., and was associated with the New York and London offices of Lord Day & Lord, Barrett Smith. Mr. Seoh received his J.D. and A.B. from Harvard University.

      Nancy J. Linck, Ph.D., J.D., Senior Vice President, General Counsel and Secretary, age 60, joined the Company as Vice President, Intellectual Property in November 1998. In February 2001, Dr. Linck was promoted to Senior Vice President, Intellectual Property and Deputy General Counsel. Dr. Linck became Senior Vice President, General Counsel and Secretary in February 2002. From 1994 to 1998, Dr. Linck was Solicitor for the U.S. Patent and Trademark Office, where she acted as general counsel for the Commissioner of Patents and Trademarks. From 1987 to 1994, Dr. Linck worked as a patent and trademark litigator at the intellectual property law firm of Cushman, Darby & Cushman, first as an associate from 1987 to 1990, and later as a partner from 1991 to 1994. Since 1995, Dr. Linck has been engaged as an Adjunct Professor of Law, first at George Washington University School of Law and presently at Georgetown University Law Center. Dr. Linck received her B.S. in Chemistry from the University of California, Berkeley, her M.S. and Ph.D. in Inorganic Chemistry from the University of California, San Diego, and her J.D. from Western New England College School of Law.

      William C. Vincek, Ph.D., Senior Vice President, Pharmaceutical and Chemical Development, age 54, joined the Company as Vice President, Corporate Quality in August 1997. In August 1999, he became Vice President, Pharmaceutical & Chemical Development. In February 2002, Dr. Vincek was promoted to Senior Vice President, Pharmaceutical and Chemical Development. From November 1993 until Dr. Vincek joined the Company, he was Group Director, CMC & Preclinical Regulatory Affairs and Global Research and Development GMP Quality Assurance at Glaxo Wellcome, Inc. Prior to that time, Dr. Vincek held various positions at SmithKline Beecham Pharmaceuticals and related entities. Dr. Vincek received his Ph.D. in Medicinal Chemistry from the University of Kansas, where he also received an M.S. in Medicinal Chemistry. Dr. Vincek received a B.S. in Chemistry from Colorado State University.

      Margaret M. Contessa, Senior Vice President, Human Resources, age 53, joined Guilford as Vice President of Human Resources in November 2000. In February 2002, Ms. Contessa was promoted to Senior Vice President, Human Resources. Prior to joining Guilford, from March 1998 to January 1999, Ms. Contessa was Vice President, Human Resources of Witco Corporation, a 6,000-person, multibillion-dollar manufacturer of specialty chemicals located in Greenwich, Connecticut. From 1986 through 1998, she was employed by Engelhard Corporation as Director, Human Resources, and prior to that held various human resources positions with Schering Plough and BASF. Ms. Contessa received her B.S. in Management Science at Fairleigh Dickinson University in 1977 and received training at Harvard and Columbia University.

Item 2.     Properties

      In August 1994, we entered into a master lease for an approximately 83,000 square foot building in Baltimore, Maryland that currently serves as our headquarters. We currently occupy 23,000 square feet for office space, 18,000 square feet for manufacturing space for GLIADEL® Wafer and potentially other polymer-based products, and 42,000 square feet of research and development laboratories. The master lease expires in June 2005. Two five-year renewal options are available to us or we may exercise a purchase option any time after the ninth year of the lease for the then-current fair market value.

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

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more complete description of the Company’s arrangements with First Union.

Item 3.     Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2001.

Item 4A.     Risk Factors

      An investment in our stock is very speculative and involves a high degree of risk. You should consider the following important factors, as well as the other information in this report and our SEC filings, carefully before purchasing our stock.

We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. We founded Guilford in July 1993, and since that time, with the sole exception of 1996, we have not earned a profit in any year. Our losses result mainly from the significant amount of money that we have spent on research and development. As of December 31, 2001, we had an accumulated deficit of approximately $190.3 million. We expect to have significant additional losses over the next several years.

      Most of our product candidates are in research or early stages of preclinical and clinical development. Except for GLIADEL® Wafer, none of our products or product candidates has been sold to the public. Up to this time, nearly all of our revenues have come from:

•	payments from Aventis and Amgen under now terminated agreements with each of them, supporting the research, development and commercialization of our product candidates,

•	research funding from Amgen,

•	royalty payments from Aventis’ sale and distribution of GLIADEL® Wafer, and

•	our sale and distribution of GLIADEL® Wafer.

      Our agreements with both Aventis and Amgen have terminated and we do not expect revenues from GLIADEL® Wafer to be sufficient to support all our anticipated future activities. In addition, we do not expect to generate revenues from the sale of our product candidates for the next several years, if ever, because of significant risks.

      These risks are part of each of the following activities:

•	new product development,

•	the conduct of preclinical animal studies and human clinical trials,

•	applying for and obtaining regulatory approval to market and sell product candidates,

•	expanding the processes for making product candidates from the relatively small quantities and qualities needed for research and development purposes to the commercial scale manufacture needed to support marketing and sales of new products, and

•	commercialization of new products.

      Many factors will dictate our ability to achieve sustained profitability in the future, including:

•	our ability to successfully market, sell and distribute our products, including GLIADEL® Wafer,

•	receipt of regulatory clearance to market and sell GLIADEL® Wafer for patients undergoing initial surgery for malignant glioma in the United States as well as in Europe and other countries,

•	the successful development and commercialization of product candidates on our own, and

•	our ability to enter into additional collaborative arrangements and license agreements with other corporate partners for our product candidates and earlier stage technologies as we develop them and the successful development and commercialization of those product candidates and technologies.

      We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and to obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We expect that these research, development and clinical trial activities, and regulatory clearances, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

      In March 2002, the FDA informed us that our supplemental New Drug Application for GLIADEL® Wafer for patients undergoing initial surgery for malignant glioma was not approvable. The FDA’s action means that we continue to be unable to market GLIADEL® Wafer in the United States for use in patients beyond the current narrow indication and reduces the likelihood of increasing the revenues that we receive from sales of GLIADEL® Wafer.

      In addition, in January  2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing first surgery for malignant glioma. Presently, GLIADEL® Wafer is approved for the market for recurrent GBM in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is only currently approved for first-line therapy in Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited both geographically and with regard to approved uses, which reduces the likelihood of increasing the revenues that we receive from sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprise a small percentage of worldwide sales of GLIADEL® Wafer.

      GLIADEL® Wafer is also a very fragile product and can easily break into many pieces if it is not handled with great care. Product recalls or returns due to excessive breakage of the GLIADEL® Wafers or for other reasons could also have a negative effect on our business, financial condition and results of operations.

We have limited experience selling our products directly and we may not be successful in our efforts to market, sell and distribute GLIADEL® Wafer. Additionally, we expect to incur significant expense in marketing, selling and distributing GLIADEL® Wafer.

      From GLIADEL® Wafer’s commercial launch until December 31, 2000, Aventis marketed, sold and distributed GLIADEL® Wafer. Our reacquisition of the right to market, sell and distribute GLIADEL® Wafer in October 2000 marks an important change in our business. We acquired direct sales capability during the first quarter of 2001, and therefore, we have limited experience in engaging in marketing and sales efforts. This limited experience may limit our success in selling GLIADEL® Wafer. Additionally, our marketing and sales efforts may use resources and require attention from management that would otherwise be provided to the drug development business.

Our operating results are likely to fluctuate from quarter to quarter, which could cause the price of our common stock to fluctuate.

      Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue and thus our operating results should also continue to vary significantly. These fluctuations are due to a variety of factors, including:

•	the timing and amount of sales of GLIADEL® Wafer,

•	the timing and realization of milestone and other payments from future corporate partners,

•	the timing and amount of expenses relating to our research and development, product development, and manufacturing activities, and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patent and other rights to our intellectual property.

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to fluctuate.

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

Our manufacturing capabilities are limited by the size of our facilities, our inexperience in manufacturing large quantities of product and the potential inability to locate a third party manufacturer for our product candidates.

      To commercialize GLIADEL® Wafer, we must be able to manufacture it in sufficient quantities, in compliance with regulatory requirements, and at acceptable costs. We manufacture GLIADEL® Wafer at one of our two manufacturing facilities in Baltimore, Maryland, which consists of production laboratories and redundant cleanrooms. We estimate that the facility currently being used has the capacity to manufacture approximately 8,000 GLIADEL® Wafer treatments per year.

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

      Currently, we have no manufacturing capabilities for commercial quantities of any of our product candidates. Consequently, in order to complete the commercialization process of any of our product candidates, we must either acquire, build or expand our internal manufacturing capabilities or rely on third parties to manufacture these product candidates. We cannot be sure that we will be able to (1) acquire, build or expand facilities that will meet quality, quantity and timing requirements or (2) enter into manufacturing contracts with others on acceptable terms. If we are unable to accomplish these tasks, it would impede our efforts to bring our product candidates to market, which would adversely affect our business. Moreover, if we decide to manufacture one or more of our product candidates ourselves (rather than engage a contract manufacturer), we would incur substantial start-up expenses and would need to expand our facilities and hire additional personnel.

      Third-party manufacturers must also comply with FDA, Drug Enforcement Administration, and other regulatory requirements for their facilities. In addition, the manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product. Changes in methods of manufacture, including commercial scale-up, can, among other things, require the performance of new clinical studies.

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

      Our ability to commercialize our products successfully will depend in part on the extent to which private health insurers, organizations such as HMOs and governmental authorities reimburse the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to operate profitably.

      Furthermore, even if reimbursement is available for our products, we cannot be sure that it will be available at price levels sufficient to cover the cost of our products to customers and this may have the effect of reducing the demand for our products, or may prohibit us from charging customers a price for our products that would result in an appropriate return on our investment in those products.

We face technological uncertainties in connection with the research, development and commercialization of new products.

      The research, development and commercialization of pharmaceutical drugs involve significant risk. Before we or our corporate partners can be in a position to market, sell and distribute a new product, each of us will have to:

•	expend substantial capital and effort to develop our product candidates further, which includes conducting extensive and expensive preclinical animal studies and human clinical trials,

•	apply for and obtain regulatory approval to market and sell such product candidates, and

•	conduct other costly activities related to preparation for product launch, among many other activities.

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

      In addition, our product candidates are subject to the risks of failure inherent in the development of products based on new and unsubstantiated technologies. These risks include the possibility that:

•	our new approaches will not result in any products that gain market acceptance,

•	a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for marketing,

•	a product, even if found to be safe and effective, could still be difficult to manufacture on the large scale necessary for commercialization or otherwise not be economical to market,

•	a product will unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which it may be used,

•	third parties may successfully challenge our proprietary rights protecting a product,

•	proprietary rights of third parties will preclude us from manufacturing or marketing a new product, or

•	third parties will market superior or more cost-effective products.

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

      Our resources are limited, particularly because we are developing our technologies for a variety of different diseases. Our business strategy requires that we enter into various arrangements with:

•	corporate partners,

•	academic investigators at universities, such as Johns Hopkins and others,

•	licensors of technologies, such as Johns Hopkins, MIT and RTI, and

•	licensees of our technologies, such as DRL, MAP and others.

Our success depends in large part upon the efforts of our third party collaborators.

      Our business strategy includes finding larger pharmaceutical companies to collaborate with us to support the research, development and commercialization of our product candidates. In trying to attract these corporate partners, we face serious competition from other small pharmaceutical companies and the in-house research and development staffs of the larger pharmaceutical companies. If we are unable to enter into such arrangements with corporate partners, our ability to proceed with the research, development, manufacture or sale of product candidates may be severely limited. For example, we are actively seeking corporate partners to assist in the development of our NAALADase and PARP inhibitor neuroprotective drug programs, but we may not find suitable corporate partners for these programs. It is common practice in many corporate partnerships in our industry for the larger partner to have responsibility for conducting preclinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical products. It is possible that this will be the case with future arrangements into which we may enter. If one of our collaborative partners fails to develop or commercialize successfully any of our product candidates, we may not be able to remedy this failure and it could negatively affect our business.

      Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Thus our collaborators may be pursuing alternative technologies or product candidates in order to develop treatments for the diseases or disorders targeted by our collaborative arrangements. Our collaborators may pursue these alternatives either on their own or in collaboration with others, including our competitors. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

We may be unable to obtain the additional capital needed to operate and grow our business.

      We will require substantial funds in order to cover the costs related to our commercial operations function, continue our research and development programs and preclinical and clinical testing, and to manufacture our products. We may be unable to obtain any future funds that we may require on acceptable terms, or at all.

      Under our operating lease with a trust affiliated with a commercial bank for our new research and development facility and other financial obligations, we are required to hold, in the aggregate, unrestricted cash, cash equivalents and investments of $40 million at all times. In addition, we are required to maintain specified amounts of cash or investments as collateral under certain financial obligations. As of December 31, 2001, we maintained $16.5 million in restricted investments pursuant to these financial obligations.

      Our capital requirements depend on numerous factors, including:

•	the progress of our research and development programs,

•	the progress of preclinical and clinical testing,

•	the time and costs involved in obtaining regulatory approvals,

•	the extent of intellectual property protection obtained for our products and product candidates,

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights,

•	competing technological and market developments,

•	changes in our existing research relationships with universities and others,

•	our ability to establish collaborative arrangements with large pharmaceutical companies and others,

•	the requirements and timing of entering into technology licensing agreements and other similar arrangements, and

•	the progress of efforts to scale-up manufacturing processes.

      We may use our existing resources before we may otherwise expect because of changes in our research and development and commercialization plans or other factors affecting our operating expenses or capital expenditures, including potential acquisitions of other businesses, assets or technologies.

      Our ability to raise future capital on acceptable terms depends on conditions in the public and private equity markets and our performance, as well as the overall performance of other companies in the pharmaceutical and biotechnology sectors.

We may be unable to obtain proprietary rights to protect our products and services, permitting competitors to duplicate them.

      Any success that we have will depend in large part on our ability to:

•	obtain, maintain and enforce intellectual property protection for our products and processes,

•	license patent rights from third parties,

•	maintain trade secret protection, and

•	operate without infringing upon the proprietary rights of others.

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

      Many others, including companies, universities and other research organizations, work in our business areas, and we cannot be sure that the claims contained in our issued patents will be interpreted as broadly as we would like in light of the inventions of these other parties. In addition, we cannot be sure that the claims set forth in our pending patent applications will issue in the form submitted. These claims may be narrowed or stricken, and the applications may not ever ultimately result in valid and enforceable patents. Thus, we cannot be sure that our patents and patent applications will adequately protect our product candidates.

      We are aware of at least one company, which has asserted publicly that it has submitted patent applications claiming the use of certain of its immunosuppressive compounds and multidrug resistance compounds for nerve growth applications. That company has also stated that it has issued U.S. patents and pending U.S. applications which claim compounds that are useful in nerve growth applications. We cannot give any assurance as to the ability of our patents and patent applications to adequately protect our neurotrophic product candidates. Also, our neurotrophic product candidates may infringe or be dominated by patents that have issued or may issue in the future to third parties.

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

      We support and collaborate in research conducted in universities, such as Johns Hopkins, and in governmental research organizations, such as the National Institutes of Health. We may not be able to acquire exclusive rights to the inventions or technical information that result from work performed by personnel at these organizations. Also, disputes may arise as to which party should have rights in research programs that we conduct on our own or in collaboration with others that are derived from or related to the work performed at a university or governmental research organization. In addition, in the event of a contractual breach by us, some of our collaborative research contracts provide that we must return the technology rights, including any patents or patent applications, to the contracting university or governmental research organization.

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

      We may incur substantial costs if we must defend against charges of infringement of patent or proprietary rights of third parties. We may also incur substantial costs if we find it necessary to protect our own patent or proprietary rights by bringing suit against third parties. We could also lose rights to develop or market products or be required to pay monetary damages or royalties to license proprietary rights from third parties. In response to actual or threatened litigation, we may seek licenses from third parties or attempt to redesign our products or processes to avoid infringement. We may not be able to obtain licenses on acceptable terms, or at all, or successfully redesign our products or processes.

      In addition to the risk that we could be a party to patent infringement litigation, the U.S. Patent and Trademark Office could require us to participate in patent interference proceedings. These proceedings are often expensive and time-consuming, even if we were to prevail in such proceedings.

We rely on licensed intellectual property for GLIADEL® Wafer and our other product candidates.

      We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying GLIADEL® Wafer, DOPASCAN® Injection, AQUAVANTM Injection and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we are generally obligated to:

•	exercise diligence in the research and development of these technologies,

•	achieve specified development and regulatory milestones,

•	expend minimum amounts of resources in bringing potential products to market,

•	make specified royalty and milestone payments to the party from which we have licensed the technology, and

•	reimburse patent costs to these parties.

      In addition, these license agreements require us to abide by record-keeping and periodic reporting obligations. Each licensor has the power to terminate its agreement if we fail to meet our obligations under our license with it. We may not be able to meet our obligations under these license agreements, which could deprive us of access to key technology. Furthermore, these obligations may conflict with our obligations under other agreements that we have.

      If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing our marketing and sales rights would have a significant negative effect on our business, financial condition and results of operations. Our license agreements require that we pay a royalty on sales of GLIADEL® Wafer to the university that licensed us the technology underlying that product. In addition, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN® Injection, AQUAVANTM Injection and any products that result from the PPE, NIL and PARP technologies.

      In addition, our U.S. patent protection for GLIADEL® Wafer expires in 2005. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL® Wafer.

We depend on a single source of supply for several of our key product components.

      Currently, we can only purchase some of the key components for GLIADEL® Wafer and our product candidates from single source suppliers. These vendors are subject to many regulatory requirements regarding the supply of these components. We cannot be sure that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply us with the key components we require. If suppliers are unable or refuse to supply us, or will supply us only at a prohibitive cost, we may not be able to access additional sources at acceptable prices, on a timely basis, if ever.

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

      The manufacture of DOPASCAN® Injection requires that the precursor compound be labeled with a radioactive isotope of iodine, Iodine-123, to produce DOPASCAN® Injection. Worldwide, a limited number of companies are capable of performing both the necessary transformation of the precursor into DOPACAN and of distributing it to diagnostic centers.

      Based on our assessment of United States’ companies capable of DOPASCAN® Injection manufacture and distribution, we believe a significant risk exists in our ability to produce DOPASCAN® Injection in sufficient quantities and at an acceptable cost to conduct the Phase III clinical trials necessary to support NDA approval and successful commercialization of the product. Currently, we have neither the internal capability nondomestic external (third party) arrangements to manufacture and supply DOPASCAN® Injection. Our inability to locate a suitable domestic third-party manufacturer and distributor of DOPASCAN® Injection on acceptable terms will prevent us from further development of this product candidate in the United States.

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

Preclinical and clinical trial results for our products may not be favorable.

      In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both preclinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. The results of clinical trials we conduct may not be successful. Adverse results from any clinical trials would have a negative effect on our business.

      We also face the risk that we will not be permitted to undertake or continue clinical trials for any of our product candidates in the future. Even if we are able to conduct such trials, we may not be able to demonstrate satisfactorily that the products are safe and effective and thus qualify for the regulatory approvals needed to market and sell them. Results from preclinical studies and early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations.

We are subject to extensive governmental regulation, which may change and harm our business.

      Our research, preclinical development and clinical trials, and the manufacturing and marketing of our product candidates, are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Except for GLIADEL® Wafer for recurrent GBM, none of our product candidates has received marketing clearance from the FDA. In addition, none of our product candidates has received clearance from any foreign regulatory authority for commercial sale, except for GLIADEL® Wafer for recurrent GBM, which has received marketing clearance in a limited number of foreign countries.

      As a condition to approval of our product candidates under development or GLIADEL® Wafer for initial surgery, the FDA could require additional pre-clinical, clinical or other studies. Any requirement that we perform additional pre-clinical, clinical or other studies, or purchase clinical or other data from other companies could delay, or increase the expense of, approval of our product candidates, which could have a negative effect on our business.

      We must also demonstrate that the product is capable of being manufactured in accordance with applicable regulatory standards. Significant risks exist that:

•	we will not be able to satisfy the FDA’s requirements with respect to any of our drug product candidates or with respect to any expanded labeling for GLIADEL® Wafer that we may receive in the future related to patients undergoing initial surgery for malignant glioma, or

•	even if the FDA does approve our product candidates or expanded labeling, the FDA will approve less than the full scope of uses or labeling that we seek.

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

      Where applicable, we hope to capitalize on current FDA regulations and provisions of the FDA Modernization Act of 1997. These regulations or provisions permit “fast track,” expedited or accelerated approval or more limited “treatment use” of, and cost recovery for, certain experimental drugs under limited circumstances. The fast track and treatment provisions, and FDA’s accelerated, expedited and treatment regulations apply generally only to:

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

      Because controlled drug products and radiolabeled drugs are subject to special regulations in addition to those applicable to other drugs, the DEA and the Nuclear Regulatory Commission may regulate some of our products and product candidates, including DOPASCAN® Injection, as controlled substances and as radiolabeled drugs. The NRC licenses persons who use nuclear materials and establishes standards for radiological health and safety. The DEA is responsible for compliance activities for companies engaged in the manufacture, distribution and dispensing of controlled substances, including the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. Registration is required and other activities involving controlled substances are subject to a variety of record keeping and security requirements, and to permits and authorizations and other requirements. States often have requirements for controlled substances as well. The DEA grants certain exceptions from the requirements for permits and authorizations to export or import materials related to or involving controlled substances. Our potential future inability to obtain exceptions from the DEA for shipment abroad or other activities could have a negative effect on us.

      We cannot be sure that we will be able to meet applicable requirements to test, manufacture and market controlled substances or radiolabeled drugs, or that we will be able to obtain additional necessary approvals, permits, authorizations, registrations or licenses to meet state, federal and international regulatory requirements to manufacture and distribute such products.

      Prescription Drug User Fee Act of 1992 (PDUFA), as amended by the Food and Drug Administration Modernization Act of 1997, authorizes FDA to collect user fees for certain applications for approval of drug and biological products, on establishments where products are made and on such products. These fees generate funds that allow, among other things, FDA to hire a significant number of new scientists to assist in the product review process. Certain performance goals were established under PDUFA that include improved time frames for reviewing and acting upon drug applications. Management goals were also specified pertaining to meetings and dispute resolution.

      PDUFA expires on September 30, 2002. Reauthorization is necessary to achieve the improved drug application review times and other goals of PDUFA. If new legislation is not signed prior to September 30, the current review times and approval rates for all drugs, including Guilford’s candidate drugs, likely will be adversely affected.

Our competitors are pursuing alternative approaches to the same conditions we are working on. Our products use novel alternative technologies and therapeutic approaches which have not been widely studied.

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

We depend on qualified personnel and consultants, especially Craig R. Smith, M.D. and Solomon H. Snyder, M.D.

      We depend heavily on the principal members of our management and scientific staff, including Craig R. Smith, M.D., our Chairman and Chief Executive Officer, and Solomon H. Snyder, M.D., who is a member of our Board of Directors and a consultant to our company. Both Dr. Smith and Dr. Snyder have extensive experience in the biotechnology industry and provide us with unique access to their contacts in the scientific community. The loss of the services of either of these individuals or other members of our senior management team could have a negative effect on our business.

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

      Our planned activities will require individuals with expertise in many areas including:

•	medicinal chemistry and other research specialties,

•	preclinical testing,

•	clinical trial management,

•	regulatory affairs,

•	intellectual property,

•	sales and marketing,

•	manufacturing, and

•	business development.

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

      Our common stock trades on The Nasdaq® National Market System under the symbol GLFD. As of March 22, 2002, there were approximately 194 holders of record of our common stock and more than 8,500 beneficial holders. We have never declared or paid any cash dividends and do not intend to do so for the foreseeable future. Under our various loan and lease agreements with certain financial institutions, we may not declare, during the term of those agreements, any cash dividends on our common stock without the prior written consent of these financial institutions and, in certain cases, the Maryland Industrial Development Financing Authority.

      The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on The Nasdaq® National Market System:

	High	Low

1999
First Quarter	$15.13	$9.75
Second Quarter	13.00	9.63
Third Quarter	17.50	12.00
Fourth Quarter	17.50	13.13
2000
First Quarter	$38.25	$16.25
Second Quarter	23.25	13.31
Third Quarter	29.25	14.69
Fourth Quarter	29.13	15.75
2001
First Quarter	$22.88	$12.38
Second Quarter	35.99	15.06
Third Quarter	28.79	6.72
Fourth Quarter	15.20	7.92

Recent Sales of Unregistered Securities

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

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data for each of the years in the five-year period ended December 31, 2001 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors. Our consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, including the footnotes to these financial statements, are included elsewhere in this annual report, beginning on page F-2. The information set forth below should be read in conjunction with our consolidated financial statements and the related footnotes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 36 of this annual report.

	Years Ended December 31

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$23,828	$12,483	$21,561	$18,056	$20,534
Costs and expenses:
Cost of sales	2,585	2,036	2,308	1,358	2,836
Research and development	30,293	37,722	41,922	46,900	54,272
Selling, general and administrative	9,076	10,546	11,281	14,144	30,113
Merger costs	—	—	—	1,403	—

Total costs and expenses	41,954	50,304	55,511	63,805	87,221

Operating loss	(18,126)	(37,821)	(33,950)	(45,749)	(66,687)
Other income, net	6,689	8,123	7,082	7,247	6,370

Loss before the cumulative effect of an accounting change	(11,437)	(29,698)	(26,868)	(38,502)	(60,317)
Cumulative effect of an accounting change	—	—	—	(8,625)	—

Net loss	$(11,437)	$(29,698)	$(26,868)	$(47,127)	$(60,317)

Basic and diluted loss per common share(1):
Loss before the cumulative effect of an accounting change	$(0.65)	$(1.52)	$(1.31)	$(1.64)	$(2.14)
Cumulative effect of an accounting change	—	—	—	(0.36)	—

Net loss	$(0.65)	$(1.52)	$(1.31)	$(2.00)	$(2.14)

Basic and dilutive equivalent shares outstanding(1)	17,570	19,479	20,475	23,517	28,249
BALANCE SHEET DATA:
Cash, cash equivalents and investments(2)	$160,219	$128,261	$144,718	$109,450	$154,738
Total assets(2)	180,081	150,959	164,242	135,633	181,841
Long-term debt	10,926	8,766	7,152	5,130	4,137
Total stockholders’ equity	158,294	130,379	144,980	116,829	157,629

(1)	For information concerning the calculation of loss per share, see Note 18, to the footnotes to our consolidated financial statements.

(2)	Includes restricted investments of $12.1 million, $16.5 million, $21.4 million, $18.3 million, and $16.5 million at December 31, 1997, 1998, 1999, 2000, and 2001, respectively. See Notes 8 and 10, to the footnotes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”), explains the general financial condition and the results of operations for Guilford and its subsidiaries, including:

•	where our revenues came from;

•	what our revenues and expenses were in 2001, 2000 and 1999;

•	why revenues and expenses changed from the year before;

•	what factors affect our business;

•	how all of the foregoing affect our overall financial condition; and

•	what our expenditures for capital projects were in 2001, 2000 and 1999 and a description of our capital requirements.

      As you read this Management’s Discussion and Analysis, you may find it helpful to refer to our consolidated financial statements beginning on page F-2 of this annual report. These consolidated financial statements present the results of our operations for 2001, 2000 and 1999 as well as our financial position at December 31, 2001 and 2000. We analyze and explain the annual changes in the specific line items set forth in our consolidated statements of operations. Our analysis may be important to you in making decisions about your investment in Guilford.

Critical Accounting Policies and Practices

      In “Cautionary Advice Regarding Disclosures about Critical Accounting Policies” (SEC Release No. 33-8040, December 12, 2001), the SEC advised registrants to provide more information about a company’s most critical accounting policies, i.e., the specific accounting policies that have the most impact on a company’s results and require the most difficult, subjective or complex judgments by management. We have identified two of our accounting policies that may constitute “critical accounting policies,” under the guidance provided by this Release. First, is our decision to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for our stock option plans rather than Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Had we applied SFAS No. 123, our net loss in 2001, 2000 and 1999 would have been increased by approximately $16.0 million, $6.8 million and $6.0 million, respectively (see Note 14 to the footnotes to our consolidated financial statements). Second, is our estimate for product returns in connection with our sales of GLIADEL® Wafer. We have applied a historical return rate to our unit sales to provide an allowance for future product returns under our product return policy. This historical return rate is calculated by blending the significant product return experience of our previous marketing, sales and distribution partner, Aventis, with our own product return experience. The product return rate is periodically updated to reflect actual experience.

Results of Operations

      In this section we discuss our 2001, 2000, and 1999 revenues, costs and expenses, and other income and expenses, as well as the factors affecting each of them.

Revenues

      During 2001, our revenues primarily came from our net product sales of GLIADEL® Wafer to hospitals, wholesalers and specialty distributors. During 2000 and 1999 our revenues primarily came from the following sources:

•	net product sales of GLIADEL® Wafer to our marketing, sales and distribution partners, Aventis Pharmaceuticals Products, Inc., or Aventis;

•	milestone payments from Aventis and Amgen, Inc., or Amgen, under corporate collaboration agreements;

•	non-cash contract revenues under the agreements with Aventis or Amgen pursuant to the implementation of SAB 101;

•	quarterly research funding from Amgen; and

•	royalty payments from Aventis on its sales of GLIADEL® Wafer to others, primarily hospitals.

      During 2001, 2000, and 1999, we recognized net revenues of $20.5 million, $18.1 million, and $21.6 million, respectively. These revenues consisted of the following:

	2001	2000	1999

	(In millions)
REVENUES RELATED TO GLIADEL® WAFER:
Net product sales	$20.4	$1.5	$4.4
License fees and royalties	—	2.4	2.4
Non-recurring milestone payments	—	2.0	4.5
Non-recurring rights and milestone payments pursuant to implementation of SAB 101	—	4.9	—
REVENUES FROM AMGEN:
Non-recurring milestone payments	—	—	5.0
Non-recurring rights and milestone payments pursuant to implementation of SAB 101	—	3.7	—
Research funding under collaborative agreements	—	3.4	4.5
OTHER	0.1	0.2	0.8

TOTAL	$20.5	$18.1	$21.6

GLIADEL® Wafer

      In June 1996, we entered into a Marketing, Sales and Distribution Agreement, together with related agreements with Rhone-Poulenc Rorer, predecessor-in-interest to Aventis Pharmaceuticals Products Inc., or Aventis. Under these agreements (the “Aventis Agreements”) we granted Aventis the worldwide (other than Scandinavian, and later Japanese) marketing rights to GLIADEL® Wafer, a biodegradable polymer used for the treatment of brain cancer. At the time that we entered into the Aventis Agreements, we received $15.0 million from Aventis ($7.5 million as an equity investment and $7.5 million as a one-time non-refundable rights payment). In September 1996, the FDA cleared GLIADEL® Wafer to be marketed for use in connection with surgery for recurrent glioblastoma multiforme, a certain type of primary brain cancer. From the commercial launch of GLIADEL® Wafer in February 1997, until December 31, 2000, we manufactured the product for marketing, sale and distribution by Aventis and Orion Corporation Pharma (our Scandinavian marketing partner for the product). In exchange we received milestone payments from Aventis upon the occurrence of certain events, such as the receipt of marketing approval both in the United States and internationally and royalties in respect of Aventis’ sales. In October 2000, we reacquired Aventis’ rights in GLIADEL® Wafer for 300,000 shares of our common stock at an approximate value of $8.0 million and the assumption of obligations for product returns occurring after December 31, 2000. After a transition period which ended on December 31, 2000, we began marketing, selling and distributing GLIADEL® Wafer ourselves on January 1, 2001.

Revenue from GLIADEL® Wafer — Net Product Sales

      For the year ended December 31, 2001, we earned $20.4 million from net product sales of GLIADEL® Wafer to hospitals, wholesalers and specialty distributors. For the years ended December 31, 2000 and 1999, we earned $1.5 million and $4.4 million, respectively, from net product sales to our marketing, sales and distribution partners, Aventis (for the entire world, except Scandinavia and Japan) and Orion Corporation Pharma (for Scandinavia only). For the year ended December 31, 2001, our financial statements record the entire selling price of GLIADEL® Wafer as net product sales, due to our reacquisition of the product effective January 1, 2001. For the years ended December 31, 2000, and 1999, we recognized revenue on our sale of GLIADEL® Wafer to Aventis in accordance with our contractual arrangements, at approximately 20% of the net product sales price established by Aventis. The decrease in revenues attributable to sales of GLIADEL® Wafer to Aventis in 2000 when compared to 1999 we believe is due to Aventis managing its existing inventory to meet demand for the product.

      During the year ended December 31, 2001, we sold GLIADEL® Wafer (i) directly to hospitals, (ii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, and (iii) to specialty distributors, who stock our product and provide us with additional marketing and distribution capabilities. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonable assured. Normal payment terms include discounts for early payment with payment being due in 91 days. The Company’s credit and exchange policy includes provisions for exchange of a product that (i) has expired, or (ii) was damaged in shipment.

      We sold 2,101 units during the year ended December 31, 2001, recognizing approximately $20.4 million in net product sales. Over 98% of unit sales of GLIADEL® Wafer for the year ended December 31, 2001, were sold to customers within the United States. The remaining units were sold outside the United States, including Europe, Canada and South America, either through distributors or direct to hospitals.

      Approximately $13.1 million, or 64% of total net product sales resulted from sales directly to hospitals or drop shipped to hospitals pursuant to purchase orders from wholesalers. As noted in the following paragraph, as we expand the utilization of specialty distributors in the future we expect sales directly to hospitals or through wholesalers, as a percentage of total units sold, to decrease significantly. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment.

      Approximately $4.2 million, or 21% of total net product sales during the year ended December 31, 2001 were sold to specialty distributors to capitalize on their marketing and distribution strengths and to reduce our cost of distributing the product directly to hospitals. One specialty distributor accounted for approximately $2.5 million in net product sales (representing 12% of total units sales) during the year ended December 31, 2001. As we continue to utilize the services of these specialty distributors in the future, we expect the units sold to these specialty distributors, as a percentage of the total units sold, to increase significantly. With the exception of the initial order where the specialty distributors were offered extended payment terms up to 120 days, the Company’s normal payment terms apply.

      During 2001, to increase the awareness and availability of GLIADEL® Wafer among neurosurgeons, and to ensure our product was available to the neurosurgeon when needed, we sold GLIADEL® Wafer under our Ensured Availability marketing program which provided our customers with extended payment terms. Of the approximately $20.4 million in revenue on the units sold during the year ended December 31, 2001, approximately $2.8 million (14%) included payment terms of up to 180 days pursuant to this program. As of December 31, 2001, of the approximately $1.9 million unpaid, $0.6 million was paid during January and February 2002, and the remaining balances are not due until the quarter ending June 30, 2002.

      Our international sales for the year ended December 31, 2001 amounted to less than $0.3 million, or 1% of total revenue from sales of GLIADEL® Wafer.

Royalties from GLIADEL® Wafer — Royalties on Sales by Aventis

      Prior to our reacquisition of the rights to market, sell and distribute GLIADEL® Wafer effective January 1, 2001, in addition to recognizing net product sales revenue on our sale of GLIADEL®Wafer to Aventis, we also recognized royalty revenue based on Aventis’ sales of the product to third parties, such as hospitals. For the years ended December 31, 2000 and 1999, royalty revenue on Aventis’ sales of GLIADEL®Wafer to third parties was $2.4 million for each year.

Contract Revenues

      Contract revenues were $10.6 million and $9.5 million for the years ended December 31, 2000 and 1999, respectively. As a result of the reacquisition of GLIADEL® Wafer from Aventis and the termination of our collaboration with Amgen, no contract revenues were recognized from these or any other partners during the year ended December 31, 2001. Prior to the reacquisition of GLIADEL® Wafer, we received certain non-refundable upfront fees and milestone payments from Aventis. We earned non-refundable milestone payments from Aventis of $2.0 million and $4.5 million during the years ended December 31, 2000 and 1999, respectively, upon receipt of approval to market and sell GLIADEL® Wafer in certain countries. Pursuant to our agreement with Amgen to research, develop, and commercialize our FKBP neuroimmunophilin ligand technology, Amgen was required to make milestone payments to us if Amgen achieved specified regulatory and product development milestones. During the year ended December 31, 1999, we recognized $5.0 million in milestone payments from Amgen.

      The remaining contract revenue in 2000 is the result of our adoption of SAB 101, in the fourth quarter of 2000, effective January 1, 2000. Our previous accounting policy was to recognize as revenue certain non-refundable upfront fees at the inception of the arrangement. Under SAB 101, collaborative arrangements that include a non-refundable upfront fee and contain an element of continuing involvement must be deferred and recognized as revenue over the period of continuing involvement. For the year ended December 31, 2000, we recognized $8.6 million of contract revenues upon adoption of SAB 101.

Revenues Under Collaborative Agreements

      As part of our collaboration with Amgen, Amgen agreed to fund up to a total of $13.5 million to support our research relating to the FKBP neuroimmunophilin ligand technology. This research funding began on October 1, 1997 and was payable quarterly over three years. The last quarterly payment was made on July 1, 2000.

Cost of Sales and Gross Margin

      Our cost of sales for the years ended December 31, 2001, 2000 and 1999 were $2.8 million, $1.4 million and $2.3 million, respectively, including unabsorbed manufacturing overhead of $0.6 million for the year ended December 31, 2000. Cost of sales for the years ended December 31, 2001, 2000 and 1999, includes the cost of materials, labor and overhead.

      The cost to manufacture GLIADEL® Wafer at current market levels can vary materially with production volume. To the extent that GLIADEL® Wafer production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL®Wafer may decrease or increase, respectively. Based on our experience to date, we would expect the cost of net product sales of GLIADEL® Wafer to fluctuate from quarter to quarter.

Research and Development Expenses

      We engage in numerous research and development projects in order to expand and develop our portfolio of proprietary technologies and product candidates, primarily in two areas — biopolymer technology for drug delivery and pharmaceutical research and development. The status of the major projects comprising our portfolio is:

Status

Biopolymer technologies:
GLIADEL® Wafer	Marketed
PACLIMER® Microspheres Ovarian Cancer	Phase I/II
LIDOMER® Microspheres	Phase I
PACLIMER® Microspheres Lung Cancer	Phase I
Other biopolymer products	Research/Pre-clinical
Pharmaceuticals and other technologies:
GPI 1485, neuroimmunophilin ligand	Phase II
AQUAVAN® Injection	Phase I
GPI 5693, NAALADase inhibitor	Phase I
PARP inhibitors	Research
Other CNS products	Research

      For each project, we may incur direct expenses such as salaries and other costs of personnel, raw materials and supplies utilized, and third-party contracted research costs, consulting and other clinical development costs. Shared expenses, such as facility and equipment costs, utilities, project management and other administrative overhead, are allocated to research and development projects based on occupancy percentages, infrastructure requirements and personnel effort.

      Our research and development expenses were $54.3 million, $46.9 million, and $41.9 million for the years ended December 31, 2001, 2000, and 1999, respectively. These expenses were divided among our technology platforms in the following manner (in thousands):

	Years ended December 31,

	2001	2000	1999

Biopolymer technologies	$8,563	$8,648	$10,532
Pharmaceuticals & other	24,512	21,087	16,724
Shared expenses	21,197	17,165	14,666

Total research & development	$54,272	$46,900	$41,922

Biopolymer Technologies

      With respect to our biopolymer technologies, the modest decrease in 2001 compared to 2000 reflects less development expenses incurred related to PACLIMER® Microspheres offset by an increase in expenses related to LIDOMERTM Microspheres as it advanced into the clinic. The decrease in 2000 compared to 1999 is a result of advancing PACLIMER® Microspheres into the clinic offsetting a reduction in spending on research to select an appropriate product candidate.

Pharmaceuticals & Other

      Research and development expenses related to our pharmaceutical and related technologies increased in 2001 compared to 2000. This increase is the result of advancing AQUAVANTM Injection and GPI 5693 into clinical trials and was offset by a reduction in expenses associated with our FKBP neuroimmunophilin program, as Amgen, Inc., our former corporate partner, completed its research funding to us. The increase in 2000 compared to 1999 is a result of our acquisition of the rights to, and beginning the development of, AQUAVANTM Injection.

Shared Expenses

      Shared expenses include the costs of operating and maintaining our facilities, property and equipment used in the research and development processes, and management effort allocable to research and development projects. The increases from year to year result from increased costs to operate our facilities as we occupied our new research and development facility during the second half of 1999, and increased expenses associated with our project management efforts as the number and magnitude of our projects have increased.

      The projects we currently have in process are at various stages of development. For example, AQUAVANTM Injection, GPI 5693, one of our NAALADASE inhibitor compounds, PACLIMER® Microspheres and LIDOMERTM Microspheres are currently in human clinical trials. Several other projects, such as our PARP program, are in earlier stages of research. The scope and magnitude of future research and development expenses are difficult to predict given the purpose, number and timing of studies that will need to be conducted for any of our product candidates. In general, pharmaceutical development involves a series of stages-beginning with the identification of a potential target, development of a suitable drug, proof of concept in pre-clinical models and several phases of testing in humans — each of which is typically more costly than the previous stage. Also, product candidates that appear promising at earlier stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable costs and with acceptable quality. Furthermore, as part of our corporate development strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates and it is uncertain which of our product candidates would be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce our costs or it may delay the time and increase the cost to us due to the alteration of existing development strategy. Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate development cost.

      For a complete discussion of the risks and uncertainties associated with developing our product candidates, see the section in this annual report titled “Risk Factors.”

      At December 31, 2001, we employed 221 individuals on a full-time basis in the areas of research and development, including individuals responsible for manufacturing GLIADEL® Wafer and other product candidates currently under development. We employed 211 individuals and 193 individuals in these areas at December 31, 2000 and 1999, respectively.

Selling, General and Administrative Expenses

      Our selling, general and administrative (“SG&A”) expenses were $30.1 million, $14.1 million, and $11.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. For the year ended December 31, 2001, the costs incurred to market, sell and distribute GLIADEL® Wafer were $16.1 million. We incurred $1.8 million in costs associated with the reacquisition and re-launch of GLIADEL® Wafer during the fourth quarter of 2000. Prior to the fourth quarter of 2000, we did not have a marketing, sales and distribution function within the Company.

      During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide Guilford with sales representatives for its GLIADEL® Wafer product. Included in our costs to market, sell and distribute GLIADEL® Wafer is $5.9 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively, for services provided by Cardinal under the Cardinal Agreement.

      Costs and expenses associated with our general and administrative functions were $14.0 million, $12.3 million and $11.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our general and administrative functions include the areas of executive management, finance, investor and public relations, corporate development, and legal. Additionally, we include the costs to prepare, file, and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to these functions. As we continued to expand our corporate development activities, our costs and expenses associated with this function have increased from year to year.

      At December 31, 2001, we employed 68 individuals on a full-time basis in selling, general and administrative areas, of which 22 were in the marketing, sales and distribution function. The remaining 46 individuals were in the general and administrative functions, which compares to 43 and 35 at December 31, 2000 and 1999, respectively. In addition to the 22 individuals in the marketing, sales and distribution function, a total of 27 field sales representatives and managers sold GLIADEL® Wafer on our behalf under the Cardinal Agreement.

Merger Costs

      On August 28, 2000, we terminated the Agreement and Plan of Merger previously entered into on May 29, 2000 with Gliatech, Inc. We incurred costs related to this proposed merger transaction of $1.4 million for the year ended December 31, 2000.

Other Income and Expense

      Other income and expense consists primarily of investment income on our investments and interest expense on our debt and other financial obligations. Our investment income was $6.9 million, $7.7 million, and $7.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in investment income in 2001 compared to 2000 was primarily due to lower interest rates earned on moderately larger investment balances maintained during the year. Investment income in 2000 compared with 1999 remained the same as average investment balances and interest rates earned on those balances during 2000 were comparable to 1999.

      We incurred interest expense of $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. These expenses resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable pursuant to an agreement to provide us with sales representatives to market and sell GLIADEL® Wafer. We describe these obligations in Notes 8, 9 and 10 to the footnotes to our consolidated financial statements.

Cumulative Effect of a Change in Accounting Principle

      We recorded a non-cash charge to 2000 earnings of $8.6 million as the cumulative effect of a change in accounting principle for the implementation of SAB 101. Our previous accounting policy was to recognize as revenue certain non-refundable upfront fees at the inception of a collaborative arrangement. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the period of involvement. As of December 31, 2000, the Company has recognized as revenue the full amount of non-refundable upfront fee payments subject to deferral under SAB 101.

Liquidity and Capital Resources

      We have financed our operations primarily through the issuance of equity securities, revenues from the sale of GLIADEL® Wafer, funding pursuant to collaborative agreements and proceeds from loans and other borrowing arrangements. For the three year-period ended December 31, 2001, we received $154.6 million from issuance of common stock, $31.0 million from net product sales and royalties from GLIADEL® Wafer, $19.4 million in non-recurring payments under our collaborative agreements and $4.3 million as proceeds from borrowing arrangements.

      Our cash, cash equivalents, and investments were approximately $154.7 million at December 31, 2001. Of this amount, we pledged $16.5 million as collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, the Company is required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40 million at all times under the terms of certain of its financial obligations.

      During 2001, to increase the awareness and availability of GLIADEL® Wafer among neurosurgeons, and to ensure our product was available to the neurosurgeon when needed, we sold GLIADEL® Wafer under our Ensured Availability marketing program which provided our customers with extended payment terms. Approximately $2.8 million of net product sales were recognized pursuant to this marketing program. At December 31, 2001, of the approximately $1.9 million unpaid, $0.6 million was paid during January and February 2002 and the remaining $1.3 million is not due until the quarter ending June 30, 2002.

      Our long-term total debt increased a net $1.2 million to $8.8 million at December 31, 2001, compared to $7.6 million at December 31, 2000. This increase is primarily due to a $3.4 million note payable, pursuant to an agreement for the supply of sales representatives for our GLIADEL® Wafer marketing, sales and distribution effort. During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide Guilford with sales representatives for its GLIADEL® Wafer product. In accordance with the terms of the Cardinal Agreement, during the first year of the Cardinal Agreement, the Company was obligated to pay Cardinal only $2.0 million of total costs charged by Cardinal. Amounts charged in excess of $2.0 million were converted to a note payable on October 24, 2001 (in the amount of $3.4 million). Principal and interest on the note are paid monthly and the note is due September 2003. During the year ended December 31, 2001, the Company repaid $0.4 million in principal.

      Additionally, we entered into $0.5 million in capital leases in connection with our acquisition of computer equipment and financed certain insurance premiums of $0.4 million during the year ended December 31, 2001. These increases in long-term debt were offset by $0.5 million in repayments. We also made principal repayments on our existing bond, term and other loans of $2.2 million.

      We have funded our capital expenditures by either leasing the equipment pursuant to our equipment lease arrangements or purchasing the equipment utilizing our existing cash. We funded capital expenditures of $2.4 million, $3.5 million and $4.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Of the capital expenditures funded during the year ended December 31, 2001, $2.1 million were funded pursuant to equipment lease arrangements and $0.3 million were acquired through the use of our cash.

      In order to meet our anticipated future facilities needs, we initiated a project to design, construct, and lease a research and development facility. To accomplish this task, in February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity, or SPE, sponsored by a commercial bank. The SPE is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, “Accounting for Leases,” as amended. This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $19.0 million at December 31, 2001 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. We are required to maintain collateral equal to approximately 83% of the remaining balance of the lessor’s net investment in the facility. We had cash collateral of $14.3 million as of December 31, 2001 and 2000, which is included in the accompanying consolidated balance sheets as “Investments — restricted.” In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million.

      Pursuant to the terms of the operating lease agreement, we are obligated to make monthly lease payments equal to the interest, based on monthly LIBOR plus 0.625%, calculated on the lessor’s net investment in the facility plus principal of $20,000. As a result of the interest rate swap agreements entered into during 1998 and 1999 with a commercial bank, we effectively fixed the interest rates on these variable interest rate-based lease payments at approximately 6% in the aggregate. These interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. Assuming the commercial bank exercises its call provision, we would be exposed to market risk related to the underlying interest rates of the operating lease. We describe these interest rate swap transactions with the commercial bank in Note 9 to the footnotes to our consolidated financial statements.

      We anticipate that this research and development facility, along with our headquarters, will support our research and development activities through at least the end of 2002. We may be required to seek additional office space to support commercial and administrative activities. Should this be required, we would expect to lease such facilities at market rates for a period not to exceed three years.

      During 1998 and 1999, we entered into a series of interest rate swap transactions with a commercial bank covering $10 million of our bond and term loans. As a result, we fixed the interest rates on our debt at approximately 6% in the aggregate. The notional amounts of these interest rate swap agreements amortize at the same rate as the underlying bond and term loans. We describe these interest rate swap transactions with the commercial bank in Note 9 to the footnotes to our consolidated financial statements.

      During 1998, we established an unsecured, revolving line of credit for $5 million with a commercial bank. Borrowings under this line of credit are payable on demand at an interest rate of LIBOR plus 0.55%. No amounts were drawn under this line of credit in 2001, 2000 or 1999.

      In 1998, our Board of Directors approved a program to purchase up to 1,000,000 shares of our common stock in the open market from time to time at our discretion. In August 1999, the Company terminated this share repurchase program. We repurchased a total of 252,500 of our shares under this program for an aggregate cash outlay of approximately $2.7 million.

      We expect to need significantly greater capital to continue our research and product development programs and pre-clinical and clinical testing and to manufacture and market, sell and distribute our products. We will also need additional funds to meet our future facility expansion needs if necessary. Our capital requirements depend on a number of factors, including:

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	changes in our existing research relationships;

•	competing technological and market developments;

•	our ability to establish collaborative arrangements;

•	our ability to enter into licensing agreements and contractual arrangements with others; and

•	the progress of efforts to scale-up manufacturing processes.

      We believe that our existing resources will be sufficient to fund our activities through at least December 31, 2002. However, we may need significantly greater capital in the near future to increase pre-clinical and clinical development activities for product candidates, such as:

•	GPI 1485 (our lead FKBP neuroimmunophilin ligand);

•	PACLIMER® Microspheres;

•	GPI 5693 (our lead NAALADase inhibitor);

•	AQUAVANTM Injection (our propofol prodrug);

•	LIDOMERTM Microspheres (our delayed release lidocaine analgesic product candidate targeting post-surgical pain); and

•	PARP inhibitors.

      Additionally, in order to leverage the capabilities of our commercial operations group, we are investigating the possibility of in-licensing additional hospital-based products within our targeted markets. In order to acquire one or more of these products, we may require significant additional capital.

      The following are contractual commitments at December 31, 2001 associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due by Period

Contractual Commitment(1)	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term debt	$8,186	$4,161	$3,710	$122	$193
Capital lease obligations	566	454	112	—	—
Operating leases	6,906	2,947	3,592	367	—
Research and development facility lease(2)	4,294	1,356	2,712	226	—
Research and development arrangements(3)	5,558	4,117	1,260	181	—

Total Contractual Commitments	$25,510	$13,035	$11,386	$896	$193

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank (which we will refer to as “lessor” in this section) to acquire construct and lease a research and development facility. Construction was completed in 1999 at a total cost covered by this lease of approximately $19.5 million. We account for this lease as an operating lease and, as a result, record neither an asset nor a liability on our balance sheet. The amounts included in the table above include only our annual lease payments of approximately $1.4 million for the remainder of the initial lease term ending February 2005. Our lease payments represent variable-rate interest payments (indexed to the London interbank offered rate) on the lessor’s net investment in the facility plus principal of $20,000 per month. As a result of certain interest rate swap agreements entered into by us, we have effectively fixed the interest rate on this variable interest-rate based lease at approximately 6%.

At the expiration of the initial lease term, we may either purchase the facility or sell the facility to a third party. The lease provides a residual value guarantee from us to the lessor in the event the facility is sold to a third party for less than 83% of the lessor’s net investment in the facility. We do not believe that our facility has experienced a property value decline since it was constructed. However, we have no assurance that the property value will not decline between now and the termination of the initial lease on or before February 2005.

(3)	Includes commitments that we have entered into at December 31, 2001 to engage third parties to perform various aspects of our research and development efforts subsequent to December 31, 2001.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized; but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The standard is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS 142 will have an initial impact on our consolidated financial statements since we have determined that our intangible asset of the rights to market, sell and distribute GLIADEL® Wafer, has a finite life, which is consistent with our current accounting treatment.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 required the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS 143 will have any immediate impact on our consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a business segment (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribed the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, Goodwill and Other Intangible Assets.

      We are required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. We do not expect the adoption of SFAS 144 for assets held for use to have a material impact on our consolidated financial statements because the requirement for the assessment of impairment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that the adoption of these provisions of SFAS 144 will have on our consolidated financial statements.

Outlook

      During the year ending December 31, 2002, we expect sales of GLIADEL® Wafer to be between $19.0 million and $21.0 million. Previously, we had disclosed that we expected GLIADEL® Wafer sales to be between $26.0 and $29.0 million. This previous guidance assumed that we would receive an approval prior to the end of the first quarter of 2002 from the FDA regarding our supplemental New Drug Application for the use of GLIADEL® Wafer during initial surgery. In March 2002, we received notification from the FDA that our supplemental New Drug Application was not approvable. Although we plan to address with the FDA issues the agency raised regarding this application, we cannot be certain that we will be successful in our attempt to receive an expanded label for GLIADEL® Wafer in the United States during 2002, or at all. Accordingly, we have reduced our projections for GLIADEL® Wafer sales for 2002 to be consistent with sales we achieved during 2001 because we expect the market to be the same. During 2002, we also plan to expand our presence globally, and expect to sign agreements with international distributors to expand the use of GLIADEL® Wafer in markets outside the United States.

      In order to leverage the capabilities of our commercial operations group, we are investigating the possibility of in-licensing additional hospital-based products within our target markets.

      We are seeking new corporate collaborations during 2002. We are continuously in discussions with potential partners regarding rights to our products, product candidates and research programs. As a result of SAB 101, we are currently not able to define the extent to which any payments received in 2002 from partnering activities would be recorded as revenue.

      We currently anticipate research and development expenses in 2002 to be approximately $58.0 million to $63.0 million. Almost all of the increase in research and development expenses over these expenses in 2001, will be related to increased clinical development costs. We anticipate that general and administrative costs will be consistent with 2001. We expect marketing, sales and distribution costs to increase modestly from the levels incurred in 2001. Cost of sales as a percentage of net sales are expected to be in the range of 10% to 15% of net product sales, although increases or decreases in quarterly production levels may cause volatility in the cost of sales percentages.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2001 was $151.9 million and yield to maturity was approximately 3.0%. The weighted-average return on our investments during the year ended December 31, 2001 was approximately 4.4%.

      Substantially all of our financial obligations were established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $23.5 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between  5/8% and  3/4%. The interest rate swap agreements have a total notional principal amount of approximately $24.4 million as of December 31, 2001. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus  5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.1 million at December 31, 2001. Current market pricing models were used to estimate these fair values.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to the financial statements listed in Items 14(a) of Part IV of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our directors is incorporated by reference from the information to be contained under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2002 Proxy Statement, which will be filed no later than 120 days following December 31, 2001. Information concerning our executive officers is contained in Item 1.A. of Part I.

Item 11.     Executive Compensation

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Executive Compensation” in our 2002 Proxy Statement, which will be filed no later than 120 days following December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” in our 2002 Proxy Statement, which will be filed no later than 120 days following December 31, 2001.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” and “Certain Relationships and Related Party Transactions” in our 2002 Proxy Statement, which will be filed no later than 120 days following December 31, 2001.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The following Financial Statements are included in this report:

      (a)(2) Financial Statements Schedules

      The following Schedules are filed as part of this report:

Independent Auditors’ Report	F-26
Schedule II — Valuation and Qualifying Accounts	F-27

      (a)(3) Exhibits

      Except where noted below, the following exhibits are incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997:

Exhibit
Number	Description

3.01A	Amended and Restated Certificate of Incorporation of the Company.
3.01B	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.02	Amended and Restated By-laws of the Company.
4.01	Specimen Stock Certificate.
4.02A	Stockholder Rights Agreement dated September 26, 1995.
4.02B	Form of Amendment No. 1 to Stockholder Rights Agreement (incorporated by reference to Form 8-K, filed October 20, 1998)
10.01A	1993 Employee Share Option and Restricted Share Plan (“1993 Option Plan”).
10.01B	Amendments to 1993 Option Plan.
10.01C	1998 Employee Share Option and Restricted Share Plan (“1998 Option Plan”) (incorporated by reference to Form S-8, filed on February 12, 1999).
10.01D	Amendment to 1998 Option Plan (incorporated by reference to Form 10-K filed on March 30, 1999).
10.02A	Series A Preferred Stock Purchase Agreement, dated September 30, 1993, as amended between the Company and holders of its Series A Preferred Stock (“Series A Agreement”).
10.02B	Amendment, dated August 25, 1994, to Series A Agreement.
10.02C	Amendment, dated February 15, 1995, to Series A Agreement.
10.03A†	License Agreement, effective March 18, 1994, between the Company and Research Triangle Institute, a not-for-profit Corporation existing under the laws of North Carolina.
10.03B	Appendix A to Exhibit 10.04.
10.04†	License Agreement, dated March 15, 1994, between the Company and Scios Nova.
10.05	Employment Agreement between the Company and Craig R. Smith, M.D.
10.06	Employment Agreement between the Company and Andrew R. Jordan.
10.07	Employment Agreement between the Company and John P. Brennan.
10.08	(Intentionally Omitted)
10.09	Employment Agreement between the Company and William C. Vincek, Ph.D.
10.10	Employment Agreement between the Company and Peter D. Suzdak.
10.11	(Intentionally Omitted)
10.12	Employment Agreement between the Company and Thomas C. Seoh.
10.13A	Amendments to certain executive officer employment letter Agreements.
10.13B	Form of Change in Control Severance Agreement (incorporated be reference to the Form 10-Q for the quarter ended September 30, 1998).
10.13C	Severance Provisions from Employment Letter Agreement, effective September 21, 1998, with Nancy J. Linck (incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998).
10.14	(Intentionally Omitted)

Exhibit
Number	Description

10.15A	Consulting Agreement, dated August 1, 1993, as amended on February 28, 1994, between the Company and Solomon H. Snyder, M.D. (the “Snyder Consulting Agreement”).
10.15B	September 1, 1995 amendment to Snyder Consulting Agreement.
10.15C	November 19, 1997 amendment to Snyder Consulting Agreement.
10.15D	September 1, 1998 and January 1, 1999 amendments to Snyder Consulting Agreement (incorporated by reference to Form 10-K filed March 30, 1999).
10.16A†	License Agreement, dated December 20, 1993, between the Company and The Johns Hopkins University (“JHU Agreement”).
10.16B	Appendix B to JHU Agreement.
10.16C†	Amended and Restated License Agreement, effective November 25, 1998, between the Company and Johns Hopkins (incorporated by reference to Form 10-K filed March 30, 1999).
10.17	Form of Director and Officer Indemnification Agreement.
10.18	Form of Tax Indemnity Agreement.
10.19A	Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan.
10.19B	Amendments to Directors’ Stock Option Plan (incorporated by reference to Form 10-K filed on March 30, 1999).
10.19C	Amendment to Form of Directors’ Stock Option Agreement (incorporated by reference to Form 10-K filed March 30, 1999).
10.20	Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the Company.
10.21A	Lease Agreement, dated June 9, 1997 between SN Properties, Inc. and the Company (“Freeport Lease”).
10.21B	Amendment, dated February 10, 1998, to Freeport Lease.
10.22(1)	(Intentionally Omitted).
10.23(1)	Employment Letter Agreement, effective January 27, 1998, between the Company and Dana C. Hilt, M.D.
10.24	Exchange and Registration Rights Agreement, dated February 17, 1995, among the Company and the Abell Foundation, Inc., and the several holders named in Appendix I.
10.25A	Loan and Financing Agreement between the Maryland Economic Development Corporation (“MEDCO”), the Company and Signet Bank/ Maryland (“Signet”) (“L&F Agreement”).
10.25B	Amendment No. 1, dated June 30, 1998, to L&F Agreement (incorporated by reference to the Form 10-Q for the quarter ended June, 1998).
10.26	Leasehold Deed of Trust by and between the Company and Janice E. Godwin and Ross Chaffin (as trustees) for the benefit of MEDCO and Signet.
10.27A	Insurance Agreement between the Maryland Industrial Development Financing Authority and Signet (“Insurance Agreement”).
10.27B	Letter, dated April 2, 1996, amending Insurance Agreement.
10.27C	Amendment No. 2, dated June 29, 1998, to Insurance Agreement (incorporated by reference to the Form 10-Q for the quarter ended June 30, 1998).
10.28†	License Agreement, dated December 9, 1995, by and between the Company and Daiichi Radioisotope Laboratories, Ltd.
10.29†	License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos.
10.30	(Intentionally Omitted).
10.31	Master Lease Agreement, dated March 19, 1998, by and between Comdisco Laboratory and Scientific Group, a Division of Comdisco Healthcare Group, Inc., and the Company (incorporated by reference to Form 10-Q for the quarter ended March 31, 1998).
10.32†	Bulk Pharmaceutical Sales Contract, dated September 23, 1994, between the Company and Aerojet-General Corporation.

Exhibit
Number	Description

10.33	Equipment Lease, dated September 18, 1996, between the Company and General Electric Capital Corporation.
10.34	Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank.
10.35A	Marketing, Sales and Distribution Rights Agreement between Aventis S.A. (formerly known as Rhône-Poulenc Rorer Pharmaceuticals Inc.) (“Aventis”), the Company and GPI Holdings, Inc., dated June 13, 1996 (“MSDA”).
10.35B†	Amendment No. 1 to MDSA, dated September 25, 1998 (incorporated by reference to Form 8-K, filed October 2, 1998).
10.36	Manufacturing and Supply Agreement between Aventis and the Company, dated June 13, 1996.
10.37A	Stock Purchase Agreement between the Company and Aventis, dated June 13, 1996 (“Aventis Stock Purchase Agreement”).
10.37B	Amendment No. 1 to Aventis Stock Purchase Agreement, dated September 25, 1998 (incorporated by reference to Form 8-K, filed October 2, 1998).
10.38	Loan Agreement between the Company and Aventis Inc., dated June 13, 1996.
10.39	(Intentionally Omitted)
10.40†	Collaboration and License Agreement, dated December 15, 1997 and effective as of August 20, 1997, between Amgen Inc. (“Amgen”), GPI NIL Holdings, Inc. and the Company.
10.41	Stock and Warrant Purchase Agreement, dated October 1, 1997, between Amgen and the Company.
10.42	Registration Rights Agreement, dated October 1, 1997, between Amgen and the Company.
10.43	Warrant, dated October 1, 1997 issued to Amgen.
10.44	Security Agreement, dated as of February 5, 1998, between First Security Bank, National Association (“First Security”), not individually, but solely as the Owner Trustee under the Guilford Real Estate Trust 1998-1 (the “Trust”) and First Union.
10.45	Amended and Restated Trust Agreement, dated as of February 5, 1998 between the Several Holders from time to time parties thereto and the Trust.
10.46	Agency Agreement, dated as of February 5, 1998, between the Company and the Trust.
10.47	Credit Agreement, dated as of February 5, 1998, among the Trust, the Several Holders from time to time parties thereto and First Union.
10.48	Participation Agreement, dated as of February 5, 1998, among the Company, the Trust, the various and other lending institutions which are parties hereto from time to time, as Holders, the various and other lending institutions which are parties hereto from time to time, as Lenders, and First Union.
10.49	Lease Agreement, dated as of February 5, 1998, between the Trust and the Company.
10.50	MIDFA Agreement, dated June 29, 1998, by and between MIDFA, First Security, the Company and First Union (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998).
10.51	Insurance Agreement, dated June 29, 1998, by and between MIDFA and First Union (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998).
10.52	April 1, 1999 amendment to Consulting Agreement, dated August 1, 1993, as amended, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended March 31, 1999).
10.53	Amendment to Directors’ Stock Option Plan (incorporated by reference to Form 10-Q for the quarter ended March 31, 1999).
10.54	Amendment to Form of Stock Option Agreement under the Company’s 1993 and 1998 Employee Share Option and Restricted Share Plans (incorporated by reference to Form 10-Q for the quarter ended March 31, 1999).
10.55	Amendment to Form of Directors’ Stock Option Agreement, effective May 18, 1999 (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).

Exhibit
Number	Description

10.56	July 1, 1999 amendment to Consulting Agreement, dated August 1, 1993 between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.57	Consulting Agreement, dated July 23, 1999, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.58	Form of Severance Agreement (incorporated by reference to Form 10-Q for the quarter ended September 30, 1999).
10.59	Form of Change in Control Severance Agreement (incorporated by reference to Form 10-Q for the quarter ended September 30, 1999).
10.60	License, Development and Commercialization Agreement dated March 2, 2000, between the Company and ProQuest Pharmaceuticals Inc. (incorporated by reference to Form 10-Q for the quarter ended March 31, 2000).
10.61	Rights Reversion Agreement dated October 23, 2000, by and between Aventis Pharmaceutical Products Inc., Rhone-Poulenc Rorer Inc., GPI Holdings, Inc. and Guilford Pharmaceuticals Inc. (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000).
10.62	Agreement dated October 24, 2000, by and between Cardinal Health Sales and Marketing Services, a division of RedKey Inc. and Guilford Pharmaceuticals Inc. (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000).
10.63	Employment Letter Agreement dated November 13, 2000, between the Company and David P. Wright (incorporated by reference for Form 10-K for year ended December 31, 2001).
10.64	Employment Letter Agreement dated October 6, 2000, between the Company and Margaret M. Contessa (incorporated by reference for Form 10-K for year ended December 31, 2001).
11.01	Statement re: Computation of Per Share Earnings (See Notes to Consolidated Financial Statements).
21.01	Subsidiaries of Registrant (filed herewith).
23.01	Consent of KPMG LLP (filed herewith).

†	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

      (b) Reports on 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

By:	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman and Chief Executive Officer

March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

/s/ ANDREW R. JORDAN Andrew R. Jordan	Sr. Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2002

/s/ SOLOMON H. SNYDER Solomon H. Snyder, M.D.	Director	March 25, 2002

/s/ GEORGE L. BUNTING, JR. George L. Bunting, Jr.	Director	March 25, 2002

/s/ W. LEIGH THOMPSON W. Leigh Thompson, M.D., Ph.D.	Director	March 25, 2002

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	March 25, 2002

/s/ JOSEPH KLEIN, III Joseph Klein, III	Director	March 25, 2002

/s/ RONALD M. NORDMANN Ronald M. Nordmann	Director	March 25, 2002

The Board of Directors and Stockholders of

Guilford Pharmaceuticals Inc.:

      We have audited the accompanying consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its revenue recognition policy for non-refundable upfront fees in 2000.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 8, 2002

GUILFORD PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,784	$32,806
Investments	81,498	58,309
Accounts receivable, net	3,219	734
Inventories, net	2,687	2,168
Prepaid expenses and other current assets	3,365	1,762

Total current assets	147,553	95,779
Investments — restricted	16,456	18,335
Property and equipment, net	8,831	12,048
Intangible asset, net	7,430	8,272
Other assets	1,571	1,199

	$181,841	$135,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,040	$4,145
Current portion of long-term debt	4,615	2,481
Accrued payroll related costs	3,505	2,911
Accrued contracted services	2,652	2,693
Accrued expenses and other current liabilities	2,272	1,444

Total current liabilities	19,084	13,674
Long-term debt, net of current portion	4,137	5,130
Other liabilities	991	—

Total liabilities	24,212	18,804

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 75,000,000 shares, 29,975,063 and 24,318,982 issued at December 31, 2001 and 2000, respectively	300	243
Additional paid-in capital	351,553	250,858
Accumulated deficit	(190,321)	(130,004)
Accumulated other comprehensive loss	(452)	(823)
Note receivable from officer	(60)	(60)
Treasury stock, at cost: 256,906 and 262,985 shares at December 31, 2001 and 2000, respectively	(3,339)	(3,277)
Deferred compensation	(52)	(108)

Total stockholders’ equity	157,629	116,829

	$181,841	$135,633

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Revenues:
Net product sales	$20,360	$1,492	$4,371
License fees and royalties	149	2,369	2,427
Contract revenues	—	10,625	9,500
Revenues under collaborative agreements	25	3,570	5,263

Total revenues	20,534	18,056	21,561
Costs and Expenses:
Cost of sales	2,836	1,358	2,308
Research and development	54,272	46,900	41,922
Selling, general and administrative	30,113	14,144	11,281
Merger costs	—	1,403	—

Total costs and expenses	87,221	63,805	55,511

Operating loss	(66,687)	(45,749)	(33,950)
Other Income (Expense):
Investment and other income	6,870	7,751	7,722
Interest expense	(500)	(504)	(640)

Loss before the cumulative effect of an accounting change	(60,317)	(38,502)	(26,868)
Cumulative effect of an accounting change	—	(8,625)	—

Net loss	$(60,317)	$(47,127)	$(26,868)

Basic and diluted loss per common share:
Loss before the cumulative effect of an accounting change	$(2.14)	$(1.64)	$(1.31)
Cumulative effect of an accounting change	—	(0.36)	—

Net loss	$(2.14)	$(2.00)	$(1.31)

Weighted-average shares outstanding to compute basic and diluted loss per share	28,249	23,517	20,475
Pro forma amounts assuming change in application of accounting principle applied retroactively:
Net loss	$—	$(38,502)	$(21,118)
Net loss per common share	$—	$(1.64)	$(1.03)

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable			Total
	Number		Paid-in	Accumulated	Income	From	Treasury	Deferred	Stockholders’
	of Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Compensation	Equity

	(In thousands, except share data)
Balance, January 1, 1999	19,594,316	$196	$187,139	$(56,009)	$876	$(60)	$(1,399)	$(364)	$130,379
Comprehensive loss:
Net loss				(26,868)					(26,868)
Other comprehensive loss:
Unrealized loss on available-for-sale securities					(2,714)				(2,714)

Total comprehensive loss									$(29,582)

Issuance of common stock in private placement at $13.50 per share, net of offering costs	3,360,000	34	42,374						42,408
Other issuances of common stock	373,997	3	2,601						2,604
Purchase of 224,150 shares of common stock							(2,209)		(2,209)
Distribution of 26,494 shares of treasury stock to 401(k) plan			28				324		352
Stock option compensation			947						947
Amortization of deferred compensation								81	81
Forfeiture of unvested restricted stock			(176)					176	—

Balance, December 31, 1999	23,328,313	$233	$232,913	$(82,877)	$(1,838)	$(60)	$(3,284)	$(107)	$144,980
Comprehensive loss:
Net loss				(47,127)					(47,127)
Other comprehensive income:
Unrealized gain on available-for-sale securities					1,015				1,015

Total comprehensive loss									$(46,112)

Common stock issued in exchange for intangible asset	300,000	3	7,984						7,987
Other issuances of common stock	690,669	7	9,532					(56)	9,483
Purchase of 8,285 shares of common stock							(237)		(237)
Distribution of 20,180 shares of treasury stock to 401(k) plan			139				244		383
Stock option compensation			290						290
Amortization of deferred compensation								55	55

Balance, December 31, 2000	24,318,982	$243	$250,858	$(130,004)	$(823)	$(60)	$(3,277)	$(108)	$116,829
Comprehensive loss:
Net loss				(60,317)					(60,317)
Other comprehensive income:
Cumulative effect of a change in accounting principle					83				83
Unrealized loss on interest rate swap agreements					(1,146)				(1,146)
Unrealized gain on available-for-sale securities					1,434				1,434

Total other comprehensive income									371

Total comprehensive loss									(59,946)

Issuances of common stock	5,509,358	55	98,710						98,765
Exercise of stock options	146,723	2	1,726				(385)		1,343
Distribution of 24,946 shares of treasury stock to 401(k) plan			150				323		473
Stock option compensation			109						109
Amortization of deferred compensation								56	56

Balance, December 31, 2001	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(3,339)	$(52)	$157,629

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2001	2000	1999

	(in thousands, except share data)
Cash Flows From Operating Activities:
Net loss	$(60,317)	$(47,127)	$(26,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,855	4,321	5,118
Non-cash compensation expense	638	893	866
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	(4,460)	(865)	(37)
Inventories, net	(519)	(820)	(57)
Accounts payable and other liabilities	3,204	908	247

Net cash used in operating activities	(56,599)	(42,690)	(20,731)

Cash Flows From Investing Activities:
Purchases of property and equipment	(286)	(541)	(1,850)
Maturities of held-to-maturity securities	—	510	2,023
Maturities of available-for-sale securities	77,670	239,643	164,325
Purchases of available-for-sale securities	(97,546)	(185,400)	(179,155)

Net cash (used in) provided by investing activities	(20,162)	54,212	(14,657)

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	100,108	9,483	45,012
Purchase of treasury stock	—	(237)	(2,209)
Proceeds from long-term debt	3,733	—	600
Principal payments on long-term debt	(3,102)	(2,298)	(2,159)

Net cash provided by financing activities	100,739	6,948	41,244

Net increase in cash and cash equivalents	23,978	18,470	5,856
Cash and cash equivalents at the beginning of period	32,806	14,336	8,480

Cash and cash equivalents at the end of period	$56,784	$32,806	$14,336

Supplemental disclosures of cash flow information:
Net interest paid	$500	$490	$590
Non-cash investing and financing activities:

Capital lease obligations of $510 and $543 were incurred in 2001 and 2000, respectively, when the Company entered into new leases for certain computer equipment.

During 2000, the Company issued 300,000 shares of common stock valued at $8,000 and assumed the obligation for product returns estimated at $500 in return for the rights to market, sell and distribute GLIADEL® Wafer.

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a fully integrated pharmaceutical company located in Baltimore, Maryland, targeting the neurological, surgical and critical care markets. The Company’s mission is to develop novel proprietary biopolymer-based therapeutics for surgeons and novel pharmaceutical products for the diagnosis and treatment of neurological disorders.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information

      The Company operates primarily in one industry segment, which includes research, development, and commercialization of novel products for the healthcare industry. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities with respect to its product or product candidates. The Company operates primarily from its corporate headquarters located within the United States and derives revenues primarily from its sales to customers within the United States. During the year ended December 31, 2001, approximately one percent of revenue was from customers outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate geographic or product areas and does not have separately reportable segments as defined by Standard of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

Cash Equivalents

      The Company had cash equivalents of $53.9 million and $30.3 million at December 31, 2001 and 2000, respectively, which consisted of money market funds. The Company classifies all highly liquid investments with an original maturity of three months or less at the time of purchase as cash equivalents.

Investments

      Investment securities at December 31, 2001 and 2000 consist of direct obligations of the U.S. government and U.S. government agencies, asset-backed securities and corporate debt securities. The Company classifies investments at the time of purchase as either available-for-sale or held-to-maturity. Investments in securities that are classified as available-for-sale are carried at their fair values. Unrealized holding gains and losses on available-for-sale securities are excluded from current earnings (loss) and are reported as a separate component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Realized gains and losses on available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are carried at cost, adjusted for the amortized discount or premium. Dividends and interest income are recognized when earned, regardless of the type of security.

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Equity Securities — Cost Method

      Equity investments that are less than 20% of an investee company’s voting stock and where the Company lacks the ability to significantly influence the investee company are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the consolidated statements of operations. A decline in market value below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

Interest Rate Swap Agreements

      As a hedge against fluctuations in interest rates, the Company entered into interest rate swap agreements to exchange a portion of its variable interest rate financial obligations for fixed rates. The Company does not speculate on the future direction of interest rates nor does the Company use these derivative financial instruments for trading purposes. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the financial obligation. If an interest rate swap agreement is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the interest rate swap agreement if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the interest rate swap agreement is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap agreement is marked to market and any unrealized gain or loss is recognized immediately in income.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using a weighted-average approach, which approximates the first-in, first-out method.

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production, or consumed internally in the Company’s development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets, generally three to seven years for furniture and equipment, and over the shorter of the estimated useful life of leasehold improvements or the related lease term for such improvements. Upon the disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Expenditures for repairs and maintenance are expensed as incurred.

Intangible Asset

      The intangible asset, net of accumulated amortization, represents the cost to reacquire the rights to market, sell and distribute GLIADEL®Wafer from Aventis S.A. (“Aventis”) (See Note 16). The Company is amortizing this intangible asset over a period of 10 years using the straight-line method.

Impairment of Long-Lived Assets

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accounting Change

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), which summarizes the views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 effective January 1, 2000, resulting in a non-cash charge of $8.6 million, or $0.36 per basic and diluted share. In accordance with SAB 101, the charge has been reflected on a separate line entitled “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. See Note 16 for a description of the past agreements impacted by SAB 101. For the year ended December 31, 2000, the Company recognized $8.6 million of contract revenues, which were deferred upon adoption of SAB 101. There was no effect on 2001 as a result of SAB 101. The effect of the adoption of SAB 101 on the pre-change interim periods is disclosed in Note 20.

      Pro forma amounts assuming the change in application of accounting principle applied retroactively was as follows (in thousands except for per share data):

	2000	1999

Revenue	$18,056	$27,311
Net loss	$(38,502)	$(21,118)
Net loss per common share	$(1.64)	$(1.03)

Revenue Recognition

      Revenue from product sales is recognized when there is persuasive evidence that an arrangement exists, the price is fixed and determinable, title has passed, and collection is reasonably assured. Product sales are reported net of allowances for estimated discounts, rebates, charge backs and product returns. The Company’s policy is to provide an exchange for customers when the customer’s product has reached its expiration date or was damaged in shipment.

      Our historical return rate is applied to our unit sales to provide an allowance for future product returns. This historical return rate is calculated by blending the significant product return experience of our previous marketing, sales and distribution partner, with our own product return experience. The product return rate is periodically updated to reflect actual experience.

      Collaborative research revenue is recognized, up to the contractual limits, when the Company meets its performance obligations under the respective agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished.

      Commencing with the adoption of SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Revenue for the year ended December 31, 2000, has been adjusted to reflect the implementation of SAB 101.

      Milestone payments, which represent a substantive step in the development process or significant achievement for the product, are recognized when earned.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development and Royalty Expenses

      Internal research and development costs are expensed as incurred. Third party research and development costs are expensed as performed. Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales. Royalty expense from third-party sales is expensed concurrent with such revenue recognition and is offset against royalty revenue related to third-party sales.

Accounting for Income Taxes

      Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. Accordingly, the Company provides an allowance for all deferred tax assets and liabilities because there is no assurance that they will be realized.

Stock-Based Compensation

      The Company discloses information relating to stock-based compensation awards in accordance with SFAS No.123, Accounting for Stock-Based Compensation, (“SFAS 123”), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to such compensation awards. Under the Company’s employee share option plans, the Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense for options granted to non-employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured. Compensation expense for options granted to non-employees is remeasured as the underlying options vest.

Comprehensive Income (Loss)

      Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income (loss) and its components as part of the Company’s full set of financial statements. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period, except those resulting from investments by owners and distributions to owners. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Comprehensive income (loss) for years ended December 31, 2001, 2000 and 1999 has been reflected in the Consolidated Statements of Changes in Stockholders’ Equity.

Earnings (Loss) per Share

      Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) by the weighted-average number of shares outstanding for the period. The computation of diluted EPS is similar to basic EPS except that the weighted-average number of shares outstanding for the period is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      The fair value of the Company’s financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. For cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, the carrying amounts included in the consolidated balance sheet equal or approximate fair value because of the short duration of these instruments. The fair values of investments in debt securities are based on quoted market prices at the reporting date for those or similar investments. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments offered by the Company’s bankers. Current market pricing models were used to estimate fair values of the Company’s interest rate swap agreements carried on the Company’s consolidated balance sheet in the categories of accrued expenses and other current liabilities and other liabilities.

Concentration of Credit Risk

      The Company invests excess cash in accordance with a policy objective that seeks to preserve both liquidity and safety of principal. The policy limits investments to certain instruments issued by institutions with strong investment grade credit ratings (as defined) at the time of purchase and places restrictions on their term to maturity and concentrations by type and issuer.

      The Company has an exposure to credit risk in its trade accounts receivable from sales of GLIADEL® Wafer. The Company began selling GLIADEL® Wafer on January 1, 2001, primarily in the United States, to hospitals directly and through wholesalers, and to specialty distributors. Before January 1, 2001, substantially all of the Company’s net product sales and royalties were from Aventis, it’s previous marketing sales and distribution partner.

Uncertainties

      The Company is subject to various risks common to companies within the pharmaceutical and biotechnology industries. These include, but are not limited to, development by competitors of new technological innovations; dependence on key personnel; dependence on a limited number of products; risks inherent in the research and development of pharmaceutical and biotechnology products; protection of proprietary technology; estimation by the Company of the size and characteristics of the market for the Company’s product(s); acceptance of the Company’s product(s) by the country’s regulatory agencies in which the Company may choose to sell its products, as well as acceptance by customers; health care cost containment initiatives; and product liability and compliance with government regulations and agencies, including the Federal Food and Drug Administration (“FDA”).

Use of Estimates

      The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results will likely differ from those estimates.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

      Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As a result of adopting SFAS 133, the Company recorded an unrealized gain as a transition adjustment of approximately $0.1 million in “Accumulated other comprehensive income” as a cumulative effect of a change in accounting principle to recognize the fair value of its interest rate swap agreements that were designated as cash-flow hedges. SFAS 133 requires derivatives to be recognized on the balance sheet at their fair value. The Company designated the derivatives as cash-flow hedges at the time the contract was entered into and formally documented all relationships between the derivative instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction.

      The Company formally assesses on an ongoing basis whether the interest rate swap agreements used in the hedge transaction are highly effective in offsetting changes in fair values of cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated as and qualifies as a cash flow hedge is recorded in “Accumulated other comprehensive income.” When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be highly effective, the Company will continue to carry the derivative on the balance sheet at its fair value but will recognize any gain or loss in its Consolidated Statements of Operations.

      Effective July 1, 2001, the Company adopted SFAS No. 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method. In addition, SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. The adoption of SFAS 141 did not have an impact on the historical consolidated financial statements of the Company.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Investments

      Investments in marketable securities as of December 31, 2001 and 2000 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding	Fair
	Cost	Gains	Losses	Value

2001
Available-for-sale
U.S. Treasury Securities	$41,787	$181	$—	$41,968
Corporate Debt Securities	51,292	502	—	51,794
Other Debt Securities	4,264	—	(72)	4,192

	$97,343	$683	$(72)	$97,954

2000
Available-for-sale
U.S. Treasury Securities	$28,895	—	$(162)	$28,733
Corporate Debt Securities	38,181	—	(605)	37,576
Other Debt Securities	10,391	—	(56)	10,335

	$77,467	$—	$(823)	$76,644

      At December 31, 2001 and 2000, investments of $16.5 million and $18.3 million, respectively are classified as “Investments-restricted” in the accompanying consolidated balance sheets (see Notes 8 and 10).

      Maturities of investments in marketable securities classified as available-for-sale as of December 31, 2001 were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale
Due in 1 year or less	$29,219	$29,298
Due in 1-5 years	68,124	68,656

	$97,343	$97,954

(4) Accounts Receivable

      Accounts receivable consist of the following (in thousands):

	December 31,

	2001	2000

Trade accounts receivable	$3,371	$734
Less allowance for doubtful accounts	(152)	—

	$3,219	$734

      Trade accounts receivable amounts at December 31, 2000 represent amounts due from Aventis, the Company’s marketing, sales and distribution partner for its GLIADEL® Wafer prior to the Company reacquiring those rights effective January 1, 2001.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Inventories

      Inventories consist of the following:

	December 31,

	2001	2000

	(In thousands)
Raw materials	$245	$304
Work in process	650	603
Finished goods	1,792	1,261

	$2,687	$2,168

(6) Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2001	2000

	(In thousands)
Laboratory equipment	$4,345	$4,467
Manufacturing equipment	2,602	2,522
Computer and office equipment	6,526	5,735
Leasehold improvements	16,008	15,961

	29,481	28,685
Less accumulated depreciation and amortization	(20,650)	(16,637)

	$8,831	$12,048

(7) Intangible Asset

      Intangible asset consists of the following:

	December 31,

	2001	2000

	(In thousands)
Reacquisition of GLIADEL® Wafer rights	$8,412	$8,412
Less accumulated amortization	(982)	(140)

	$7,430	$8,272

      As described in Note 16, the Company reacquired the rights to market, sell and distribute GLIADEL® Wafer during October 2000. Upon reacquisition, the Company determined that this intangible asset had a finite life and would be amortized over a life of ten years.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Indebtedness

      Long-term debt consists of the following:

	December 31,

	2001	2000

	(In thousands)
Note payable to Cardinal Health Sales and Marketing Services, interest at LIBOR + 1.75% (4.1% at December 31, 2001), payable in monthly installments of $147 including principal and interest with final payment due September 2003	$2,981	$—
Borrowings under bond financing arrangement,** payable in monthly installments of $78, plus interest at LIBOR + 0.75% (2.9% at December 31, 2001*), with final payment due December 2004	2,824	3,765
Borrowings under term loan,** payable in monthly installments of $101, plus interest at LIBOR + 0.625% (2.8% at December 31, 2001*), with final payment due April 2003	1,624	2,842
Note payable to the City of Baltimore, interest at 2.0% per annum, payable in monthly installments including principal and interest, of approximately $5, with final payment due December 2009	490	545
Capital leases***, interest imputed per lease schedule at rates of 11% to 22% per annum, lease schedules expire between March 2002 and November 2003	566	459
Other note payable in monthly installments of $39, including principal and interest (at 5.5%) with final payment due July 2002	267	—

Total long-term debt	8,752	7,611
Less current portion of long-term debt	(4,615)	(2,481)

Long-term debt, net of current portion	$4,137	$5,130

*	See Note 9

**	Secured by equipment and leasehold improvements

***	See Note 10

      Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001, and thereafter are approximately: 2002, $4.6 million; 2003, $2.8 million; 2004, $1.0 million; 2005, $0.1 million; 2006, $0.1 million; and thereafter, $0.2 million. The fair value of long-term debt is $8.3 million at December 31, 2001.

Note Payable Pursuant to Cardinal Health Sales and Marketing Services Agreement

      During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide Guilford with sales representatives for GLIADEL® Wafer. In accordance with the terms of the Cardinal Agreement, during the first year of the Cardinal Agreement the Company was obligated to pay $2.0 million of costs and expenses. Amounts incurred and invoiced in excess of $2.0 million are payable monthly over the remaining two years of the contract period at an interest rate based on the three-month LIBOR plus 1.75%, which was 4.1% at December 31, 2001.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bond Financing Arrangement

      In 1994, the Company entered into an $8.0 million bond financing arrangement with a commercial bank. The bond was issued by the Maryland Economic Development Corporation. At December 31, 2001, 82% of the outstanding borrowings is guaranteed by the Maryland Industrial Development Financing Authority.

Restrictive Covenants

      The debt agreements referred to above contain restrictions that require the Company to meet certain financial covenants. Under the bond financing arrangement, the Company maintained $0.5 million and $0.6 million at December 31, 2001 and 2000, respectively, as cash collateral (approximately 18% of the outstanding principal balance less $100,000). In accordance with the term loan agreement, the Company maintained as cash collateral $1.6 million and $2.8 million at December 31, 2001 and 2000, respectively (equal to 100% of the outstanding principal balance). Total collateral is included in the accompanying Consolidated Balance Sheets as “Investments-restricted.” Other covenants preclude the Company from declaring any cash dividends on its common stock without prior written consent.

Revolving Line of Credit

      In 1998, the Company entered into a revolving line of credit agreement for $5.0 million renewable annually with a commercial bank. Borrowings under the line of credit, are intended solely for short-term working capital needs and incur interest at LIBOR plus 0.55% and are payable on demand. The bank requires the Company to maintain unrestricted cash, cash equivalents and investments in the aggregate amount of $40.0 million. This requirement is met in conjunction with a similar requirement related to our financial obligations associated with our research and development facility (see Note 10). There were no amounts drawn under the line of credit during 2001 or 2000.

(9) Interest Rate Swap Agreements

      During 1998 and 1999, the Company entered into interest rate swap agreements with a commercial bank (“counterparty”) to reduce the impact of changes in interest rates on certain financial obligations (see Notes 8 and 10). These agreements have a total notional principal amount of approximately $24.4 million at December 31, 2001. The Company has effectively fixed its floating rate debt and certain financial lease obligations to an annual rate of approximately 6%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. Approximately $20.0 million of the interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. In the event of non-performance by the counter party, the Company could be exposed to market risk related to interest rates. When the fair value of the agreements is positive, the counter party owes the Company, which creates market risk for the Company. Conversely, when the fair value of the agreements is negative, the Company owes the counter party and, therefore, it does not possess market risk. At December 31, 2001, the fair value of the interest rate swap agreements was a liability of $1.1 million. At December 31, 2000, the fair value of the interest rate swap agreements was an asset of $0.1 million. Current market pricing models were used to estimate fair values of these interest rate swap agreements.

(10) Leases

      In order to meet our anticipated future facilities needs, we initiated a project to design, construct, and lease a research and development facility. To accomplish this task, in February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity (SPE) sponsored by a commercial bank. The SPE is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. Had we consolidated this SPE, the pro forma impact on certain categories of our consolidated

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet at December 31, 2001, and our net loss for the year ended December 31, 2001, would be as follows (in thousands):

	As Reported	Pro Forma

Property and equipment, net	$8,831	$26,633
Total assets	181,841	199,643
Long-term debt, net of current portion	4,137	22,916
Total liabilities	24,212	43,231
Net loss	(60,317)	(60,726)

      This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $19.0 million at December 31, 2001 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. We are required to maintain collateral equal to approximately 83% of the remaining balance of the lessor’s net investment in the facility. We had cash collateral of $14.3 million as of December 31, 2001 and 2000, which is included in the accompanying consolidated balance sheets as “Investments — restricted”. In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million.

      Pursuant to the terms of the operating lease agreement, we are obligated to make monthly lease payments equal to the interest, based on monthly LIBOR plus 0.625%, calculated on the lessor’s net investment in the facility plus principal of $20,000. As a result of the interest rate swap agreements entered into during 1998 and 1999 with a commercial bank in the notional amount of $20.0 million, we effectively fixed the interest rates on these variable interest rate-based lease payments, at approximately 6%. These interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. Assuming the commercial bank exercises its call provision, we would be exposed to market risk related to the underlying interest rates of the operating lease. Future minimum lease payments under this lease are included in the table below. We describe these interest rate swap transactions with the commercial bank in Note 9.

      In August 2001, the Company entered into a new master lease agreement to provide up to $5.0 million for computer and equipment financing. The Company’s previous master lease agreement, entered into in March 1998, expired on March 31, 2001. The Company’s ability to draw on this master lease agreement expires on June 30, 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of December 31, 2001, the Company had leased approximately $0.4 million in equipment under this master lease agreement.

      The Company entered into a master lease agreement related to the land and building which it occupies as its corporate headquarters. The term of the lease is for approximately ten years and expires June 2005 with options to renew for two five-year periods. The Company has the option to purchase the building at the end of the initial lease term for its then current fair market value (excluding improvements).

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s future minimum lease payments under these non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for years subsequent to December 31, 2001 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2002	$520	$4,303
2003	120	3,659
2004	—	2,645
2005	—	593

Total minimum lease payments	640	$11,200

Less amounts representing interest	(74)

Present value of net minimum lease payments	566
Less current maturities of capital lease obligations	(454)

Capital lease obligations, excluding current installments	$112

      Rent expense for operating leases was approximately $4.4 million, $4.8 million, and $4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The amount of computer equipment and related accumulated depreciation recorded under capital leases was $1.1 million and $0.5 million, respectively at December 31, 2001, and $0.5 million and $0.1 million, respectively at December 31, 2000.

(11) Income Taxes

      As of December 31, 2001, we had net operating loss (“NOL”) carryforwards available for federal income tax purposes of approximately $180 million, which expire at various dates between 2010 and 2021. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized. As of December 31, 2001, we had tax credit carryforwards of approximately $9 million expiring between 2010 and 2021.

      Actual income tax (benefit) expense differs from the expected income tax (benefit) expense computed at the effective federal rate as follows:

	2001	2000	1999

	(In thousands)
Computed “expected” tax benefit at statutory rate	$(20,508)	$(16,023)	$(9,135)
State income tax, net of federal benefit	(4,174)	(3,303)	(1,867)
General business credit generated	(1,874)	(1,827)	(1,631)
Other, net	223	(19)	62
Increase in valuation allowance	26,333	21,172	12,571

	$—	$—	$—

      Realization of deferred tax assets related to our NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which may not be realized in the future, resulting in net deferred tax assets of approximately $138,000 at December 31, 2001. The change in the valuation allowance was an increase of approximately $26.3 million in 2001, $21.2 million in 2000 and $12.6 million in 1999.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of our deferred tax assets and liabilities as of December 31, 2001 and 2000 are shown below.

	December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$73,613	$50,786
Research and experimentation credits	9,147	7,273
Compensatory stock grants	2,380	2,208
Depreciation	1,241	235
Alternative minimum tax credit carryforwards	138	138
Accrued expenses	1,428	1,218
Contribution carryover and capitalized start-up costs	549	185
Other	340	100

	88,836	62,143
Deferred tax liabilities:
Prepaid expenses and other	(1,113)	(753)

Net deferred tax assets	87,723	61,390
Valuation allowance	(87,585)	(61,252)

Net deferred tax assets	$138	$138

(12) Capital

      In June 2001, the Company sold 3,000,000 newly issued shares of its common stock to certain institutional investors in a PIPE (Private Investment in Public Equity), resulting in net proceeds to the Company of approximately $56.2 million.

      In January 2001, the Company sold 2,506,000 shares of its common stock to certain institutional investors under a shelf registration, resulting in net proceeds to the Company of approximately $42.6 million.

      In December 2000, the Company sold 150,000 shares of its common stock to institutional investors, as part of the shelf registration filed in November 2000, providing net proceeds of approximately $3.0 million.

      In October 2000, the Company issued 300,000 shares of its common stock, valued at approximately $8.0 million to Aventis in consideration for the reacquisition of the rights to market, sell and distribute GLIADEL® Wafer (see Note 16).

      The Company repurchased 18,867, 8,285, and 224,150 shares of its common stock at an aggregate cost of approximately $0.4 million, $0.2 million, and $2.2 million during the years ended December 31, 2001, 2000 and 1999, respectively. For the shares of common stock repurchased during 1999, 212,900 shares were purchased pursuant to the stock repurchase program approved by the Company’s Board of Directors in September 1998. In August 1999, this stock repurchase program was terminated.

      Warrants granted to Amgen, Inc. in 1997, to purchase up to 700,000 shares of the Company’s common stock at an exercise price of $35.15 per share remain outstanding at December 31, 2001, and expire during 2002.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is authorized to issue up to 4,700,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not required to issue this preferred stock. There were no shares of this preferred stock outstanding at December 31, 2001 or 2000.

(13) Stockholder Rights Plan

      In September 1995, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights (“Rights”) were granted at the rate of one Right for each share of common stock. All Rights expire on October 10, 2005. At December 31, 2001, the Rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender or exchange offer that would result in its ownership of 20% or more of the Company’s common stock without the approval of the Board of Directors. Each holder of a Right, other than the acquiring person, would be entitled to purchase $120 worth of common stock of the Company for each Right at the exercise price of $60 per Right, which would effectively enable such Rights holders to purchase common stock at one-half of the then current price.

      If the Company is acquired in a merger, or if 50% or more of the Company’s assets are sold in one or more related transactions, then each right would entitle the holder thereof to purchase $120 worth of common stock of the acquiring company at the exercise price of $60 per Right. At any time after a person or group of persons becomes the beneficial owner of 20% or more of the common stock, the Board of Directors, on behalf of all stockholders, may exchange one share of common stock for each Right, other than Rights held by the acquiring person.

(14) Share Option and Restricted Share Plans

Employee Share Option and Restricted Share Plans

      The Company adopted Employee Share Option and Restricted Share Plans in 1993 (the “1993 Plan”) and 1998 (the “1998 Plan” and together with the 1993 Plan, the “Plans”). The Plans were established to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage such individuals to continue in the employment of and contribute to the success of the Company. Eligible individuals include any full-time employee of the Company and other individuals whose participation in the Plans is determined by the Board of Directors to be in the Company’s best interest. The 1993 Plan allows the Company to issue incentive stock options to eligible individuals while the 1998 Plan does not. Share options are granted under both Plans at the fair market value of the stock on the day immediately preceding the date of grant or date of initial employment, if later. The Plans permit employees to pay for shares purchased pursuant to the exercise of options through the tender to the Company of shares of the Company’s common stock that have been held by the employee for at least six months. Share options are exercisable under both Plans for a period not to exceed 10 years from the date of grant. During 2001, the Company revised the vesting schedule for share option grants under both Plans. Share option grants to new hires and share option grants that are part of the Company’s bonus program under both Plans now vest with respect to 25% of the award on the first anniversary date of the grant date and the remaining 75% of the award vests in equal installments over the next 36 months. Prior to this change in the vesting schedule, share option grants to new hires under both Plans vested at 50% of the award on the second anniversary date of the grant date and 25% on each of the third and fourth anniversary dates. Share option grants that were part of the Company’s bonus program vested at 25% per year. Because the market value of the Company’s common stock on the date of the change in the vesting schedule was in excess of the exercise price of the share option grants affected, no compensation expense was recorded.

      The Company has granted, pursuant to the Plans, restricted shares to some of its executive officers in connection with the commencement of their employment with the Company. Shares awarded under the restricted share provisions of the Plans are valued at the fair market value of the stock on the day immediately

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preceding the date of award (or date of grant, if later) and require a vesting period determined by the Board of Directors. Restricted share awards generally vest with respect to 25% of the award on each of the first four anniversary dates of the employee’s commencement of employment with the Company. To the extent that the award does not provide the executive officer to pay for such stock, unearned compensation is recorded at the time an award of restricted stock is made to the executive officer. Unearned compensation is calculated as the product of multiplying the number of shares awarded by the fair market value of the Company’s common stock. Unearned compensation is charged to expense over the vesting period of the restricted shares.

      Should an individual leave the employment of the Company for any reason (other than by reason of death or permanent disability) the award recipient would forfeit their ownership rights for all share options and restricted shares not otherwise fully vested. All unvested options and restricted shares held by the Company’s employees vest in full upon certain events constituting a change in control of the Company.

      At December 31, 2001, the maximum share options issuable under the Plans were 6,635,000, of which up to 400,000 shares may be issued under the restricted share provisions. During the years ended December 31, 2001, 2000 and 1999, the Company granted 2,098,354, 1,115,277 and 722,719 share options and restricted shares under the Plans, respectively. At December 31, 2001, there were 4,761,305 share options and 200,414 restricted shares outstanding under the Plans, of which 2,001,910 were exercisable as of December 31, 2001. At December 31, 2001, there were 676,270 share options or restricted shares (subject to the above limitations) available for grant under the Plans.

The Directors’ Plan

      The Directors’ Stock Option Plan (the “Directors’ Plan”) was established to provide non-employee directors an opportunity to acquire or increase an equity interest in the Company. Under the Directors’ Plan, 300,000 shares of common stock are reserved for issuance at an exercise price not less than fair value of the Company’s common stock on the day immediately preceding the date of grant. Such share options vest 50% on the first anniversary of the date of grant and 100% on the second anniversary. Under the Directors’ Plan 15,000, 52,500 and 22,500 share options were granted during the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, 262,500 share options were outstanding under the Directors’ Plan, of which 221,250 are exercisable as of December 31, 2001. At December 31, 2001, there were 37,500 share options available for grant under the Directors’ Plan.

      If a non-employee director is not permitted to receive additional stock option grants under the terms of the Directors’ Plan, he or she may instead receive annual grants of non-qualified stock options to purchase 7,500 shares under the terms of the 1998 Plan. Such options are to be for a term of 10 years and are exercisable 50% at the end of year one and 100% at the end of year two. Under these circumstances, non-employee directors were granted 37,500, 22,500 and 15,000 share options during the years ended December 31, 2001, 2000, and 1999, respectively, with an exercise price equal to fair value at date of grant. At December 31, 2001, 37,500 of these share options were exercisable.

Stock Purchase Plan

      In September 2001, the Company established the 2001 Stock Purchase Plan (the “2001 Plan”) to encourage and assist employees in acquiring an equity interest in the Company. The 2001 Plan is authorized to issue up to 300,000 shares of common stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the fair market value of the common stock on the first trading day or the last trading day of the offering period, whichever is lower. The 2001 Plan was not subject to shareholder approval; and therefore, does not currently comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. The Company has not issued any common shares to fulfill purchases made by employees under the 2001 Plan as of December 31, 2001.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consultants

      Prior to 1997, the Company granted share options to each of two consultants to purchase up to 225,000 shares of the Company’s common stock, valid for 10 years from issuance, with varying exercise prices. Vesting periods are based on either the passage of time or upon the achievement of certain milestones. Of these share options, 212,800 were exercisable as of December 31, 2001. The Company recognized $0.1 million, $0.3 million and $0.4 million in non-cash compensation expense, in accordance with SFAS 123, relating to the value of such share options (as determined using the Black-Scholes pricing model) for the years ended December 31, 2001, 2000 and 1999, respectively, and as of December 31, 2001, compensation expense relating to such agreements has been fully recognized.

      The following is a summary of the Company’s share option activity and balances as of and for the years ended December 31, 2001, 2000 and 1999:

		Weighted-
		Average
	Share	Exercise
	Options	Price

Balance, January 1, 1999	2,912,230	$15.94
Granted	752,719	12.89
Exercised	(61,064)	5.81
Canceled	(378,231)	18.84

Balance, December 31, 1999	3,225,654	15.08
Granted	1,173,277	27.17
Exercised	(525,643)	12.47
Canceled	(222,192)	20.98

Balance, December 31, 2000	3,651,096	18.98
Granted	2,113,354	17.78
Exercised	(146,723)	11.77
Canceled	(163,122)	20.61

Balance, December 31, 2001	5,454,605	18.66

      Share options outstanding and exercisable by price range are as follows:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	As of	Average	Average	As of	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2001	Contractual Life	Price	2001	Price

$ 0.01 - $10.00	393,192	7.0	$7.55	173,842	$5.77
10.01 - 20.00	3,897,264	7.0	17.19	1,935,268	16.16
20.01 - 30.00	1,153,899	7.6	27.30	536,148	27.60
30.01 - 40.00	10,250	6.4	32.16	8,702	31.42

	5,454,605	7.1	18.66	2,653,960	17.84

      The foregoing table includes options to purchase 218,000 shares that were outstanding and exercisable as of December 31, 2001, granted outside of the Company’s stock option plans.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Option Information

      Using the Black-Scholes option pricing model, the per share weighted-average fair value of all share options granted during 2001, 2000 and 1999 was $10.00, $8.61 and $7.76, respectively, on the date of grant with the following weighted-average assumptions.

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.2%	5.1%	5.9%
Volatility	96.1%	66.7%	57.3%
Expected life in years	4	4	4

      The Company applies APB 25 in accounting for share options granted to employees and, accordingly, no compensation expense has been recognized related to such share options to the extent that such share options were granted at an exercise price that equaled the fair market value at the grant date. Had the Company determined compensation cost based on the fair value at the grant date for its share options under SFAS 123 (using the Black-Scholes pricing model), the Company’s net loss would have been increased to the pro forma amounts indicated below:

		Years Ended December 31,

		2001	2000	1999

		(In thousands, except per share data)
Net loss	As reported	$(60,317)	$(47,127)	$(26,868)
	Pro forma	$(76,269)	$(53,892)	$(32,903)
Basic and diluted loss per share	As reported	$(2.14)	$(2.00)	$(1.31)
	Pro forma	$(2.70)	$(2.29)	$(1.61)

(15) 401(k) Profit Sharing Plan

      The Company’s 401(k) Profit Sharing Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the Internal Revenue Code. The Company may make contributions equal to a percentage of a participant’s contribution or may contribute a discretionary amount to the 401 (k) Plan.

      The Company currently elects to match employee contributions with the Company’s common stock equal to 50% of the first 6% of an employee’s voluntary contribution. Such amounts vest 25% per year, based on a participant’s years of service with the Company. The Company has made contributions of approximately $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(16) Significant Contracts and Licensing Agreements

Amgen Inc.

      In August 1997, the Company entered into an agreement with Amgen (the “Agreement”) relating to the research, development and commercialization of the Company’s FKBP neuroimmunophilin ligand technology for all human therapeutic and diagnostic applications. Pursuant to the terms of the Agreement, the Company received an aggregate of $35 million, consisting of a one-time non-refundable payment of $15 million upon the signing of the Agreement and $20 million for 640,095 shares of the Company’s common stock and warrants, exercisable for five years, to purchase up to an additional 700,000 shares of the Company’s common stock at $35.15 per share.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Agreement, Amgen provided the Company $13.5 million, in the aggregate, over three years to support research activities relating to the FKBP neuroimmunophilin ligand technology. The Company recognized $3.4 million, and $4.5 million in research support for the years ended December 31, 2000 and 1999, respectively.

      Commencing with the adoption of SAB 101 in 2000, the one-time non-refundable payment of $15.0 million was required to be deferred and amortized over the continuing involvement period, pursuant to the three years of research funding. As a result, the Company recorded a cumulative effect of an accounting change of approximately $3.7 million as of January 1, 2000 for the unamortized portion. Since the continuing involvement ended during 2000, this remaining deferred amount was recognized as contract revenue during 2000.

      Additionally, the Agreement provided for certain milestone payments to the Company, in up to ten different specified clinical indications, in the event Amgen achieved certain development milestones. During the year ended December 31, 1999, the Company received $5.0 million in milestone payments.

      During September 2001, Amgen elected to terminate this Agreement and return to the Company all rights to the technology it had licensed from the Company and certain clinical trial supplies, in exchange for a payment from us of approximately $0.2 million.

Aventis

      In June 1996, the Company entered into a Marketing, Sales and Distribution Agreement (together with related agreements, the “Aventis Agreements”) with Aventis. Under the Aventis Agreements, Aventis had worldwide marketing rights (except in Scandinavia and Japan) for GLIADEL® Wafer. The Company received $15.0 million upon the signing of these agreements ($7.5 million as an equity investment and $7.5 million as a one-time non-refundable rights payment). During September 1996, the Company obtained clearance from the FDA to market GLIADEL® Wafer for recurrent glioblastoma multiforme and, accordingly, received a $20.0 million non-refundable milestone payment from Aventis. During 2000 and 1999, the Company received $2.0 million and $4.5 million, respectively, in milestone payments for obtaining certain international regulatory approvals. Through December 31, 2000, the Company manufactured and supplied GLIADEL ® Wafer to Aventis and received revenues from net product sales and royalties based on sales.

      Commencing with the adoption of SAB 101 in 2000, the non-refundable upfront payment of $7.5 million was required to be deferred and amortized over the continuing involvement period, pursuant to the manufacturing agreement. As a result, the Company recorded a cumulative effect of an accounting change of approximately $4.9 million as of January 1, 2000 for the unamortized portion. As a result of the termination of the Aventis Agreements as described below, this remaining deferred amount was recognized as contract revenue during 2000.

      On October 23, 2000, the Company entered into a Rights Reversion Agreement (the “Rights Reversion Agreement”) with Aventis, pursuant to which the Company reacquired the rights to market, sell and distribute GLIADEL® Wafer. In consideration for the reacquisition of these rights, the Company issued to Aventis 300,000 shares of its common stock, valued at approximately $8.0 million, assumed the obligations for product returns subsequent to December 31, 2000, and granted Aventis certain registration rights with respect to such stock. The Company recorded a liability for estimated product returns of approximately $0.5 million at December 31, 2000. In accordance with the terms of the Rights Reversion Agreement, effective January 1, 2001, the Company has been responsible for all aspects of the worldwide marketing, sale and distribution of GLIADEL® Wafer (except in Scandinavia where GLIADEL® Wafer is distributed by Orion Corporation Pharma).

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ProQuest Pharmaceuticals Inc.

      In March 2000, the Company acquired from ProQuest Pharmaceuticals Inc. (“ProQuest”) an exclusive worldwide license to a prodrug of propofol, a widely used anesthetic. Pursuant to this transaction, the Company paid approximately $0.7 million for 133,333 shares of common stock of ProQuest and approximately $0.3 million for in-process research and development that was expensed. Under the terms of the agreement, the Company is obligated to make payments based on clinical development milestones and royalties on any product sales. During the year ended December 31, 2001, the Company made a milestone payment to ProQuest in the amount of $0.3 million. In exchange for that payment, the Company received an additional 30,303 shares of common stock of ProQuest. ProQuest is a privately held pharmaceutical company based in Lawrence, Kansas. The investment in ProQuest is accounted for under the cost method and is included in the accompanying consolidated balance sheets as “Other assets.”

(17) Related Party Transactions

      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994, to an officer of the Company, he delivered to the Company a full-recourse note bearing an interest of 5.34% annually in the amount of $60,000. That note, as amended, was due and payable during February 2002, at which time we extended the payment date of the note to February 2004. At the time that the payment date was extended, principal and interest in the note was approximately $85,000.

(18) Earnings (Loss) Per Share

      The following table presents the computations of basic and diluted EPS:

	2001	2000	1999

	(in thousands, except per share data)
Loss before the cumulative effect of an accounting change	$(60,317)	$(38,502)	$(26,868)
Net loss	$(60,317)	$(47,127)	$(26,868)
Weighted-average shares outstanding	28,249	23,517	20,475
Total weighted-average diluted shares(1)	28,249	23,517	20,475

Basic and diluted EPS:
Loss before the cumulative effect of an accounting change	$(2.14)	$(1.64)	$(1.31)
Net loss applicable to common stockholders	$(2.14)	$(2.00)	$(1.31)

(1)	At December 31, 2001, 2000 and 1999, there were approximately 332,000, 889,000 and 246,000 instruments, respectively, that were considered antidilutive and accordingly excluded in the above calculation.

(19) Commitments and Contingencies

      The Company has entered into various agreements in order to advance its research and development activities. These agreements may take the form of research and development agreements, consulting agreements and/or licensing agreements. As of December 31, 2001, the Company had committed to fund approximately $5.6 million pursuant to these agreements. Approximately 74% of this amount will be incurred during 2002.

      The Company has entered into various licensing agreements for certain of its technologies, which commit the Company to minimum annual research spending on certain mutually agreed-upon research and development projects. In the aggregate, these minimum annual research expenditures are approximately $1.0 million. These minimum annual research expenditures typically continue until marketing approval of a

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product incorporating the licensed technology. In addition, certain of these licensing agreements require the Company to make payments upon achieving specific milestones as well as requiring the payment of royalties on future net sales of licensed products, if any, as well as a percentage of all payments received by the Company from sublicensees, if any.

      The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, there exists no matters that are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

(20) Quarterly Financial Data (unaudited)

      Revenues for each the first three quarters of 2000 were restated to give effect for the implementation of a change in accounting pursuant to the adoption of SAB 101 in the fourth quarter, retroactively to January 1, 2000. The impact of the change resulted in an increase in contract revenue of $1.4 million in each of the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000. For the quarter ended December 31, 2000, the impact of the change resulted in an increase in contract revenue of $4.4 million.

2001 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$4,748	$3,109	$5,925	$6,752
Gross margin(1)	4,082	2,784	5,220	5,438
Net loss	(14,568)	(18,180)	(13,762)	(13,807)

Net loss per common share	$(0.55)	$(0.67)	$(0.46)	$(0.46)

	March 31,		June 30,		September 30,		December 31,
2000 Quarter Ended
(in thousands, except per share data)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported

Revenues	$3,267	$4,704	$2,291	$3,728	$2,978	$4,416	$5,208
Gross margin(1), (2)	240	240	310	310	(310)	(310)	(106)
Loss before the cumulative effect of an accounting change	(7,919)	(6,482)	(11,761)	(10,324)	(11,559)	(10,121)	(11,575)
Net loss	(7,919)	(15,107)	(11,761)	(10,324)	(11,559)	(10,121)	(11,575)

Loss per common share before the cumulative effect of an accounting change	$(0.34)	$(0.28)	$(0.50)	$(0.44)	$(0.49)	$(0.43)	$(0.49)
Net loss per common share	(0.34)	(0.65)	(0.50)	(0.44)	(0.49)	(0.43)	(0.49)

(1)	Gross margin is calculated as net product sales less cost of sales.

(2)	During the third and fourth quarters of 2000, production volume was less than planned, as a result manufacturing overhead not capitalized as inventory was expensed as part of cost of sales.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

The Board of Directors and Stockholders

Guilford Pharmaceuticals Inc.:

      Under date of February 8, 2002, we reported on the consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Form 10-K. Our report refers to a change in the Company’s revenue recognition policy for non-refundable upfront fees in 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 8, 2002

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

SCHEDULE II

(in thousands)

Additions

Description	Balance	Charged to Costs	Charged to Other		Balance
(Balance sheet caption)	@ 1/1/99	and Expenses	Accounts	Deductions	@ 12/31/99

Bad debt reserve (Accounts receivable)	$—	$—	$—	$—	$—
Inventory reserve (Inventory)	257				257

		Additions

Description	Balance	Charged to Costs	Charged to Other		Balance
(Balance sheet caption)	@ 12/31/99	and Expenses	Accounts	Deductions	@ 12/31/00

Bad debt reserve (Accounts receivable)	$—	$—	$—	$—	$—
Inventory reserve (Inventory)	257	158		(257)	158
Product return reserve (Accrued expenses and other current liabilities)	—	499 (1)			499

		Additions

Description	Balance	Charged to Costs	Charged to Other			Balance
(Balance sheet caption)	@ 12/31/00	and Expenses	Accounts	Deductions		@ 12/31/01

Bad debt reserve (Accounts receivable)	$—	$152	$—	$—		$152
Inventory reserve (Inventory)	158	115		(36	)(2)	237
Product return reserve (Accrued expenses and other current liabilities)	499	1,111 (3)		(859	)(4)	751

(1)	Reserve established for potential product returns pursuant to the reacquisition of the marketing, sales and distribution rights for GLIADEL® Wafer and was considered part of the cost of acquisition. (See Note 16 to the footnotes to our consolidated financial statements.)

(2)	Disposal of obsolete inventory reacquired pursuant to the reacquisition of the marketing, sales and distribution rights for GLIADEL® Wafer (See Note 16 to the footnotes to our consolidated financial statements).

(3)	The provision for product returns is a reduction of gross product sales revenue.

(4)	Product returned pursuant to the Company’s return policy and charged to this reserve.