Form 10-Q
period 2002-03-31
GUILFORD PHARMACEUTICALS INC
filed 2002-05-15
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 10, 2002

Common Stock, $.01 par value	29,748,283

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2001.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month period ended March 31, 2002 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2002	December 31, 2001

	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$46,057	$56,784

Investments	72,079	81,498

Accounts receivable, net	6,518	3,219

Inventories, net	2,531	2,687

Prepaid expenses and other current assets	3,158	3,365

Total current assets	130,343	147,553

Investments — restricted	16,108	16,456

Property and equipment, net	8,004	8,831

Intangible asset, net	7,220	7,430

Other assets	1,481	1,571

	$163,156	$181,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$4,995	$6,040

Current portion of long-term debt	4,047	4,615

Accrued payroll related costs	1,708	3,505

Accrued contracted services	2,184	2,652

Accrued expenses and other current liabilities	2,585	2,272

Total current liabilities	15,519	19,084

Long-term debt, net of current portion	3,553	4,137

Other liabilities	726	991

Total liabilities	19,798	24,212

Stockholders’ equity:

Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—

Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—

Common stock, par value $.01 per share; authorized 75,000,000 shares, 29,975,562 and 29,975,063 issued at March 31, 2002 and December 31, 2001, respectively	300	300

Additional paid-in capital	351,538	351,553

Accumulated deficit	(203,845)	(190,321)

Accumulated other comprehensive loss	(1,333)	(452)

Note receivable from officer	(60)	(60)

Treasury stock, at cost: 246,155 and 256,906 shares at March 31, 2002 and December 31, 2001, respectively	(3,199)	(3,339)

Deferred compensation	(43)	(52)

Total stockholders’ equity	143,358	157,629

	$163,156	$181,841

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Revenues:

Net product sales	$6,149	$4,748

License fees and royalties	10	—

Revenues under collaborative agreements	25	—

Total revenues	6,184	4,748

Costs and Expenses:

Cost of sales	934	666

Research and development	11,902	14,173

Selling, general and administrative	8,133	6,241

Total costs and expenses	20,969	21,080

Operating loss	(14,785)	(16,332)

Other income (expense):

Investment income	1,381	1,883

Interest expense	(120)	(119)

Net loss	$(13,524)	$(14,568)

Basic and diluted loss per common share:	$(0.45)	$(0.55)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,728	26,296

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Three Months Ended March 31, 2002
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable
	Number of		Paid-in	Accumulated	Income	From	Treasury
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost

Balance, January 1, 2002	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(3,339)

Comprehensive loss:

Net loss				(13,524)

Other comprehensive income (loss):

Cumulative effect of a change in accounting principle

Unrealized gain on interest rate swap agreements					282

Unrealized loss on available-for-sale securities					(1,163)

Total other comprehensive income

Total comprehensive loss

Exercise of stock options	499	—	1

Purchase shares of common stock

Distribution of 10,751 shares of treasury stock to 401(k) plan			(16)				140

Amortization of deferred compensation

Balance, March 31, 2002	29,975,562	$300	$351,538	$(203,845)	$(1,333)	$(60)	$(3,199)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Deferred	Stockholders’
	Compensation	Equity

Balance, January 1, 2002	$(52)	$157,629

Comprehensive loss:

Net loss		(13,524)

Other comprehensive income (loss):

Cumulative effect of a change in accounting principle		—

Unrealized gain on interest rate swap agreements		282

Unrealized loss on available-for-sale securities		(1,163)

Total other comprehensive income		(881)

Total comprehensive loss		$(14,405)

Exercise of stock options		1

Purchase shares of common stock		—

Distribution of 10,751 shares of treasury stock to 401(k) plan		124

Amortization of deferred compensation	9	9

Balance, March 31, 2002	$(43)	$143,358

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Three Months Ended
	March 31

	2002	2001

Cash Flows From Operating Activities:

Net loss	$(13,524)	$(14,568)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,109	1,191

Noncash compensation expense	133	339

Changes in assets and liabilities:

Accounts receivable, prepaid expenses and other assets	(3,002)	(2,677)

Inventories	156	(145)

Accounts payable and other current liabilities	(2,980)	(1,390)

Net cash used in operating activities	(18,108)	(17,250)

Cash Flows From Investing Activities:

Purchases of property and equipment	(15)	(146)

Maturities of available-for-sale securities	22,976	38,321

Purchases of available-for-sale securities	(14,372)	(39,120)

Net cash provided by (used in) investing activities	8,589	(945)

Cash Flows From Financing Activities:

Net proceeds from issuances of common stock	1	42,694

Purchases of treasury stock	—	—

Principal payments on debt	(1,209)	(627)

Net cash (used in) provided by financing activities	(1,208)	42,067

Net (decrease) increase in cash and cash equivalents	(10,727)	23,872

Cash and cash equivalents at the beginning of year	56,784	32,806

Cash and cash equivalents at the end of year	$46,057	$56,678

Supplemental disclosures of cash flow information:

Net Interest paid	$120	$100

Non-cash investing and financing activities:

Capital lease obligations pursuant to leases for certain computer equipment	$57	$165

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

March 31, 2002
(unaudited)

1.     Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a fully integrated pharmaceutical company located in Baltimore, Maryland, targeting the neurological, surgical and critical care markets.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

Earnings (Loss) Per Common Share

      Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted-average number of shares outstanding for the period. The computation of diluted earnings (loss) per share is similar to basic earnings (loss) per share except that the weighted-average number of shares outstanding for the period is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive.

      The following table presents the computations of basic and diluted loss per share (in thousands, except per share data):

	March 31

	2002	2001

Net loss	$(13,524)	$(14,568)

Weighted-average shares outstanding	29,728	26,296

Basic and diluted loss per common share	$(0.45)	$(0.55)

Revenue Recognition/ Net Product Sales

      During the three-month period ended March 31, 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, who stocks our product and provides us with additional marketing and distribution capabilities, (ii) directly to hospitals, and (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. Normal payment terms include discounts for early payment with full payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment.

      Approximately 68% of GLIADEL® Wafer treatments sold during the three-month period ended March 31, 2002 were sold to a specialty distributor to capitalize on its marketing and distribution strengths and to reduce our cost of distributing products directly to hospitals. Our normal payment terms applied.

New Accounting Standard

      We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In July 2001, the Financial Accounting Standards Board

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements — (Continued)

(“FASB”) issued SFAS No. 142, which requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 did not have an impact on our consolidated financial statements since we have determined, consistent with our previous practice, that our intangible asset of the rights to market, sell and distribute GLIADEL® Wafer, has a finite life.

      We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. In August 2001, the FASB issued SFAS No. 144, which supercedes both SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a business segment (as previously defined in APB No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will not result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

      The adoption of SFAS No. 144 for assets held for use did not have any impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. Furthermore, the provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

3.     Inventories (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$238	$245

Work in process	583	650

Finished goods	1,710	1,792

	$2,531	$2,687

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in the production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements — (Continued)

4.     Accounts Receivable (in thousands):

	March 31,	December 31,
	2002	2001

Specialty distributors	$4,369	$769

Hospitals granted extended payment terms	1,569	1,864

Hospitals and wholesalers	732	738

Accounts receivable	6,670	3,371

Less allowance for doubtful accounts	(152)	(152)

	$6,518	$3,219

      Accounts receivable at March 31, 2002 and December 31, 2001 include amounts due from our customers from our sale of GLIADEL® Wafer to them. Except to certain hospitals granted extended payment terms of 180 days, sales to our specialty distributors, hospitals and wholesalers provide for payment in 91 days.

5.     Subsequent Event — Indebtedness

      On May 2, 2002, the Company borrowed $3.0 million from a commercial bank, in order to repay the note payable to Cardinal Health. This new indebtedness bears interest at the rate of one-month LIBOR plus 0.625% and is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. Accrued interest payments are due commencing on July 31, 2002, and quarterly thereafter, until fully paid. In connection with this indebtedness, the Company is required to maintain with the commercial bank, unrestricted cash, cash equivalents and investments in the amount of $3.0 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (our “2001 Form 10-K”), and those described under the heading “Risk Considerations” set forth below. Investors should review this quarterly report in combination with the Risk Factors disclosed in our 2001 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our Common Stock. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Results of Operations — Revenue

      During the three-month periods ended March 31, 2002 and 2001, our revenue of $6.2 million and $4.7 million, respectively, primarily came from our net product sales of GLIADEL® Wafer. During the three-month period ended March 31, 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, (ii) directly to hospitals, and (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. Other than sales of 70 treatments made under our Ensured Availability Program, sales during the three-month period ended March 31, 2002, were made under our normal payment terms, which include discounts for early payment with payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment.

      Approximately 68% of GLIADEL® Wafer treatments (445 treatments) sold during the three-month period ended March 31, 2002, were sold to a specialty distributor. This distributor has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to this distributor, it is responsible for shipping the product that it purchases to hospital pharmacies, thereby reducing our overall distribution costs. It is our practice to have our sales representatives direct hospital pharmacies to specialty distributors for purchases of the product, other than for purchases under our Ensured Availability Program.

      Of the 445 treatments sold to a specialty distributor during the three-month period ended March 31, 2002, 400 treatments, or 89% of those treatments, were sold, in part, in connection with the commencement of an enhanced marketing initiative. This marketing initiative includes mailing information about GLIADEL® Wafer to prospective customers, telemarketing activity and working with our sales representatives in connection with customer account set up and is expected to cost approximately $140,000. For the three-month period ended March 31, 2002, this distributor sold a total of 178 treatments of GLIADEL® Wafer to customers. Additionally, another specialty distributor to whom we made sales of the product during 2001, but to whom no sales of the product have been made subsequently, sold 104 treatments of the product to its customers during the three-month period ended March 31, 2002. We do not expect to sell a significant number of treatments to third parties other than this distributor throughout the remainder of this fiscal year. Notwithstanding our revenues from GLIADEL® Wafer during the three-month period ended March 31, 2002, we continue to expect our total revenues from GLIADEL® Wafer during this fiscal year to be between $19.0 and 21.0 million. For risks associated with our sale of GLIADEL® Wafer to this specialty distributor, see the section below entitled “Risk Considerations.” We did not sell to specialty distributors during the three-month period ended March 31, 2001.

      We also sold our GLIADEL® Wafer pursuant to our Ensured Availability Program, a special sales and marketing program designed to increase neurosurgeons’ awareness of the product and to ensure its availability when the neurosurgeon requires it. Under this program, customers were provided 180-day payment terms.

During the three-month period ended March 31, 2002, we recognized approximately $0.65 million in revenue pursuant to this program.

      International sales for the three-month periods ended March 31, 2002 and 2001 were $0.1 million for each period, representing less than 3% of net product sales of GLIADEL® Wafer.

Cost of Sales and Gross Margin

      Our cost of sales for the three-month periods ended March 31, 2002 and 2001 were $0.9 million and $0.7 million, respectively. Cost of sales includes the cost of materials, labor and overhead. Gross margin (net product sales less cost of sales as a percent of net product sales) for the periods were 85% and 86%, respectively.

      The cost to manufacture GLIADEL® Wafer at current market levels can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL®Wafer may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL® Wafer to fluctuate from quarter to quarter.

Research and Development Expenses

      We engage in numerous research and development projects in order to expand and develop our portfolio of proprietary technologies and product candidates, primarily in two areas; biopolymer technology for drug delivery, and pharmaceutical research and development. The status of the major projects comprising our portfolio is:

Status

Biopolymer technologies:

GLIADEL® Wafer	Marketed

PACLIMER® Microspheres Ovarian Cancer	Phase I/ II

LIDOMER® Microspheres	Phase I

PACLIMER® Microspheres Lung Cancer	Phase I/ II

Other biopolymer products	Research/ Pre-clinical

Pharmaceuticals and other technologies:

GPI 1485, neuroimmunophilin ligand	Phase II

AQUAVAN® Injection	Phase II

GPI 5693, NAALADase inhibitor	Phase I

PARP inhibitors	Research

Other CNS products	Research

      For each project, we may incur direct expenses such as salaries and other costs of personnel, raw materials and supplies utilized, and third-party contracted research costs, consulting and other clinical development costs. Allocated expenses, such as facility and equipment costs, utilities, project management and other administrative overhead, are charged to research and development projects based on occupancy percentages, infrastructure requirements and personnel effort.

      Our research and development expenses were $11.9 million and $14.2 million for the three-month periods ended March 31, 2002 and 2001, respectively. These expenses were divided among our technology platforms in the following manner (in millions):

	Three-Month Period
	Ended March 31

	2002	2001

Biopolymer technologies	$3.8	$4.9

Pharmaceuticals and other	4.1	6.2

Allocated expenses	4.0	3.1

	$11.9	$14.2

     Biopolymer Technologies

      With respect to our biopolymer technologies, the decrease in 2002 compared to 2001 reflects a decrease in development expenses incurred related to both PACLIMER® Microspheres and LIDOMER™ Microspheres. We expect expenses related to our biopolymer technologies to continue to decrease during subsequent quarters of this fiscal year as we complete clinical testing with PACLIMER® Microspheres for the treatment of ovarian cancer and with LIDOMER™ Microspheres for post-surgical pain. This decrease will be offset to a limited extent by our initiation of clinical testing with PACLIMER® Microspheres for the treatment of non-small cell lung cancer. Except for the clinical test involving non small cell lung cancer, we do not plan to conduct additional clinical testing of our bioplymer technologies at this time, but rather plan to pursue a corporate partnership or other similar transaction as our strategy for the future development of these product candidates.

     Pharmaceuticals and Other

      Research and development expenses related to our pharmaceutical and related technologies decreased in 2002 compared to 2001. The decrease is the result of reduced spending on our NAALADase inhibitors and certain other programs offset by an increase in expenses associated with our FKBP neuroimmunophilin program.

     Allocated Expenses

      Allocated expenses include the costs of operating and maintaining our facilities, property and equipment used in the research and development processes, and management effort allocable to research and development projects. The increases from period to period result from increased costs to operate our facilities and increased expenses associated with our project management efforts.

Selling, General and Administrative Expenses

      Our selling, general and administrative (SGA) expenses were $8.1 million and $6.2 million for the three-month periods ended March 31, 2002 and 2001, respectively. For the three-month period ended March 31, 2002, the costs incurred to market, sell and distribute GLIADEL® Wafer were $4.4 million compared to $2.8 million for the corresponding period in 2001. Costs and expenses associated with our general and administrative functions were $3.7 million and $3.4 million for the three-month periods ended March 31, 2002 and 2001, respectively. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, and legal. Additionally, we include the costs to prepare, file, and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to these functions. As we continue to expand our corporate development activities, our costs and expenses associated with this function have increased from year to year.

Other Income and Expense

      Other income and expense consists primarily of investment income on our investments and interest expense on our debt and other financial obligations. Our investment income was $1.4 million and $1.9 million for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in investment income in 2002 compared to 2001 was primarily due to lower interest rates earned on our investment balances maintained during those periods.

      We incurred interest expense of $0.1 million during each of the three-month periods ended March 31, 2002 and 2001. These expenses resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable pursuant to an agreement to provide us with sales representatives to market and sell GLIADEL® Wafer.

Liquidity and Capital Resources

      Historically, we have financed our operations primarily through the issuance of equity securities, revenues from the sale of GLIADEL® Wafer, funding pursuant to collaborative agreements and proceeds from loans and other borrowing arrangements. Our cash, cash equivalents, and investments were approximately $134.2 million at March 31, 2002. Of this amount, we pledged $16.1 million as collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, the Company is required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40 million at all times under the terms of certain of its financial obligations.

      To increase the awareness and availability of GLIADEL® Wafer among neurosurgeons, and to ensure our product was available to the neurosurgeon when needed, we have sold GLIADEL® Wafer under our Ensured Availability marketing program which provided our customers with extended payment terms of up to 180 days. At March 31, 2002, approximately $1.6 million remained unpaid, of which $1.1 million and $0.5 million will be due during the three-month periods ending June 30, 2002 and September 30, 2002, respectively.

      Our long-term total debt decreased a net $1.2 million to $7.6 million at March 31, 2002, compared to $8.8 million at December 31, 2001. This decrease is primarily due to repayments of $1.2 million offset by $0.1 million in capital leases we entered into in connection with our acquisition of computer equipment during the three-month period ended March 31, 2002.

      We have funded our capital expenditures by either leasing equipment pursuant to our equipment lease arrangements or purchasing equipment utilizing our existing cash. We funded capital expenditures of $0.1 million during the three-month period ended March 31, 2002.

      In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity, or SPE, sponsored by a commercial bank, to design, construct, and lease a research and development facility. The SPE is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessors net investment in the facility. The lessors net investment in the facility was approximately $19.0 million at March 31, 2002 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. We are required to maintain collateral equal to approximately 74% (after certain guarantees) of the remaining balance of the lessor’s net investment in the facility. We had cash collateral of

$14.3 million as of March 31, 2002, which is included in the accompanying consolidated balance sheets as Investments-restricted. In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $43 million.

      Pursuant to the terms of the operating lease agreement, we are obligated to make monthly lease payments equal to the interest, based on monthly LIBOR plus 0.625%, calculated on the lessors net investment in the facility plus principal of $20,000. As a result of the interest rate swap agreements entered into during 1998 and 1999 with a commercial bank, we effectively fixed the interest rates on these variable interest rate-based lease payments at approximately 6% in the aggregate. These interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. Assuming the commercial bank exercises its call provision, we would be exposed to market risk related to the underlying interest rates of the operating lease.

      In addition to the interest rate swap agreements covering the underlying debt for our research and development facility, we entered into a series of interest rate swap transactions in 1998 and 1999, with a commercial bank covering $10 million of our bond and term loans. As a result, we fixed the interest rates on our debt at approximately 6% in the aggregate. The notional amounts of these interest rate swap agreements amortize at the same rate as the underlying bond and term loans.

      During 1998, we established an unsecured, revolving line of credit for $5 million with a commercial bank. Borrowings under this line of credit are payable on demand at an interest rate of LIBOR plus 0.55%. No amounts were drawn under this line of credit in 2001, 2000 or 1999.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 required the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS 143 will have any immediate impact on our consolidated financial statements.

Outlook

      During the year ending December 31, 2002, we expect sales of GLIADEL® Wafer to be between $19.0 million and $21.0 million. Previously, we had disclosed that we expected GLIADEL® Wafer sales to be between $26.0 and $29.0 million. This previous guidance assumed that we would receive an approval prior to the end of the first quarter of 2002 from the FDA regarding our supplemental New Drug Application for the use of GLIADEL® Wafer during initial surgery. In March 2002, we received notification from the FDA that our supplemental New Drug Application was not approvable. Although we plan to address the issues the FDA raised regarding this application, we cannot be certain that we will be successful in our attempt to receive an expanded label for GLIADEL® Wafer in the United States during 2002, or at all. Accordingly, we have reduced our projections for GLIADEL® Wafer sales for 2002 to be consistent with sales we achieved during 2001 because we expect the market demand to be the same. During 2002, we also plan to expand our presence globally, and expect to sign agreements with international distributors to expand the use of GLIADEL® Wafer in markets outside the United States.

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

      We currently anticipate research and development expenses in 2002 to be approximately $58.0 million. Almost all of the increase in research and development expenses over these expenses in 2001, will be related to increased clinical development costs. We anticipate that general and administrative costs will be consistent with 2001. We expect marketing, sales and distribution costs to increase modestly from the levels incurred in 2001. Cost of sales as a percentage of net sales are expected to be in the range of 10% to 15% of net product sales, although increases or decreases in quarterly production levels may cause volatility in the cost of sales percentages.

Risk Considerations

A significant portion of our sales are to a specialty pharmaceutical distributor.

      As we discussed in the section entitled “Results of Operations — Revenues,” 68% of our sales of GLIADEL® Wafer for the three month period ended March 31, 2002, were made to a specialty pharmaceutical distributor. We have an agreement with this distributor regarding its purchase of the product that permits either us, or this distributor to terminate the agreement for convenience upon 60 days prior written notice. We have no assurance that this distributor will not exercise its rights to terminate its agreement with us at any time. If this distributor does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase treatments of GLIADEL® Wafer that it then has in its inventory, which amount will fluctuate from time to time.

Our sales to a specialty pharmaceutical distributor depend on its sales to hospital pharmacies and desired level of inventory.

      This distributor orders treatments of the product based upon, among other things, its estimation of our ability and its ability to successfully sell GLIADEL® Wafer to hospital pharmacies and its desired level of inventory. If the demand for GLIADEL® Wafer from hospital pharmacies decreases, or this distributor decreases the amount it keeps in inventory, this distributor may decrease or stop making additional purchases of the product from us. Accordingly, we cannot be certain that this distributor will continue to purchase GLIADEL® Wafer on a basis consistent with or in excess of its purchases of the product for the three-month period ended March 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2002 was $134.2 million and the weighted-average interest rate was approximately six percent (4%).

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $22.9 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between  5/8% and  3/4%. The interest rate swap agreements have a total notional principal amount of approximately $23.9 million as of March 31, 2002. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus  5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The fair value of these interest rate swap agreements has been recognized on the balance sheet as a liability at March 31, 2002 for approximately $0.8 million. Current market pricing models were used to estimate these fair values.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings:

      None

Item 2.     Changes In Securities and Use of Proceeds:

      None

Item 3.     Defaults Upon Senior Securities:

      None

Item 4.     Submission of Matters to a Vote of Security Holders:

      None

Item 5.     Other Information:

      None

Item 6.     Exhibits and Reports on Form 8-K:

      A. Exhibits

Exhibit No.	Description

10.65	Distribution Agreement dated September 27, 2001

      B. Reports on Form 8-K

      On March 20, 2002, the Company filed a Current Report on Form 8-K, the purpose of which was to disclose that it had received a nonapprovable letter from the U.S. Food and Drug Administration concerning its supplemental New Drug Application for GLIADEL® Water for the treatment of patients with newly diagnosed malignant glioma.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

Date: May 15, 2002	/s/ CRAIG R. SMITH, M.D. ----------------------------------------------- Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: May 15, 2002	/s/ ANDREW R. JORDAN ----------------------------------------------- Andrew R. Jordan Senior Vice President and Chief Financial Officer (Principal Accounting Officer)