Form 10-Q
period 2002-06-30
GUILFORD PHARMACEUTICALS INC
filed 2002-08-14
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 000-23736

GUILFORD PHARMACEUTICALS INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-1841960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6611 Tributary Street Baltimore, Maryland	21224 (Zip Code)
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

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 13, 2002

Common Stock, $.01 par value	29,845,633

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

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month and six-month periods ended June 30, 2002. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,665	$56,784
Investments	73,796	81,498
Accounts receivable, net	4,188	3,219
Inventories, net	2,310	2,687
Prepaid expenses and other current assets	2,194	3,365

Total current assets	114,153	147,553
Investments — restricted	18,280	16,456
Property and equipment, net	7,321	8,831
Intangible asset, net	7,010	7,430
Other assets	1,413	1,571

	$148,177	$181,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,275	$6,040
Current portion of long-term debt	3,227	4,615
Accrued payroll and related costs	2,400	3,505
Accrued contracted services	2,087	2,652
Accrued expenses and other current liabilities	2,292	2,272

Total current liabilities	15,281	19,084
Long-term debt, net of current portion	4,175	4,137
Other liabilities	1,031	991

Total liabilities	20,487	24,212

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares, 29,975,562 and 29,975,063 issued at June 30, 2002 and December 31, 2001, respectively	300	300
Additional paid-in capital	350,936	351,553
Accumulated deficit	(220,681)	(190,321)
Accumulated other comprehensive loss	(744)	(452)
Note receivable from officer	(85)	(60)
Treasury stock, at cost: 153,841 and 256,906 shares at June 30, 2002 and December 31, 2001, respectively	(2,000)	(3,339)
Deferred compensation	(36)	(52)

Total stockholders’ equity	127,690	157,629

	$148,177	$181,841

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Net product sales	3,543	3,098	9,692	7,846
License fees and royalties	22	11	32	11
Revenues under collaborative agreements	26	—	51	—

Total revenues	3,591	3,109	9,775	7,857
Costs and Expenses:
Cost of sales	984	314	1,918	980
Research and development	12,622	14,599	24,524	28,772
Selling, general and administrative	8,034	7,852	16,168	14,093

Total costs and expenses	21,640	22,765	42,610	43,845

Operating loss	(18,049)	(19,656)	(32,835)	(35,988)
Other income (expense):
Investment and other income	1,316	1,593	2,697	3,476
Interest expense	(102)	(117)	(222)	(236)

Net loss	$(16,835)	$(18,180)	$(30,360)	$(32,748)

Basic and diluted loss per common share:	$(0.57)	$(0.67)	$(1.02)	$(1.22)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,772	27,224	29,750	26,762

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2002
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable
	Number of		Paid-in	Accumulated	Income	From	Treasury
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost

Balance, January 1, 2002	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(3,339)

Comprehensive loss:
Net loss				(30,360)
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements					(23)
Unrealized loss on available-for-sale securities					(269)
Total other comprehensive income
Total comprehensive loss
Exercise of stock options	499		1
Distribution of 29,627 shares of treasury stock to 401(k) plan			(76)				385
Distribution of 73,438 shares of treasury stock for ESPP			(542)				954
Increase to note receivable to Officer						(25)
Amortization of deferred compensation

Balance, June 30, 2002	29,975,562	$300	$350,936	$(220,681)	$(744)	$(85)	$(2,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
	Deferred	Stockholders’
	Compensation	Equity

Balance, January 1, 2002	$(52)	$157,629
Comprehensive loss:
Net loss		(30,360)
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements		(23)
Unrealized loss on available-for-sale securities		(269)

Total other comprehensive income		(292)

Total comprehensive loss		$(30,652)

Exercise of stock options		1
Distribution of 29,627 shares of treasury stock to 401(k) plan		309
Distribution of 73,438 shares of treasury stock for ESPP		412
Increase to note receivable to Officer		(25)
Amortization of deferred compensation	16	16

Balance, June 30, 2002	$(36)	$127,690

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(30,360)	$(32,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gains)/losses on sale of available-for-sale securities	(182)	214
Depreciation and amortization	2,726	2,372
Noncash compensation expense	340	621
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other assets	360	(1,430)
Inventories	377	(603)
Accounts payable and other current liabilities	(2,415)	1,778

Net cash used in operating activities	(29,154)	(29,796)

Cash Flows From Investing Activities:
Purchases of property and equipment	(97)	(186)
Sales/ Maturities of available-for-sale securities	48,777	55,632
Purchases of available-for-sale securities	(41,274)	(58,417)
(Increase)/decrease in restricted investments	(1,824)	1,074

Net cash provided by (used in) investing activities	5,582	(1,897)

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	1	100,161
Proceeds from issuances of debt	3,000	—
Principal payments on debt	(4,548)	(1,272)

Net cash (used in) provided by financing activities	(1,547)	98,889

Net (decrease) increase in cash and cash equivalents	(25,119)	67,196
Cash and cash equivalents at the beginning of year	56,784	32,806

Cash and cash equivalents at the end of year	$31,665	$100,002

Supplemental disclosures of cash flow information:
Net interest paid	$222	$236
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain computer equipment	199	326

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

June 30, 2002
(Unaudited)

1.     Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a fully integrated pharmaceutical company located in Baltimore, Maryland, targeting the hospital and neurological markets.

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

      The following table presents the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net loss	$(16,835)	$(18,180)	$(30,360)	$(32,748)
Weighted-average shares outstanding	29,772	27,224	29,750	26,762
Basic and diluted loss per common share	$(0.57)	$(0.67)	$(1.02)	$(01.22)

Revenue Recognition/ Net Product Sales

      During the three-month and six-month periods ended June 30, 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, who stocks our product and provides us with additional marketing and distribution capabilities, (ii) directly to hospitals and (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. Normal payment terms include discounts for early payment with full payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment. We also sold GLIADEL® Wafer pursuant to our Ensured Availability Program, a special sales and marketing program designed to increase neurosurgeons’ awareness of the product and to ensure its availability when the neurosurgeon requires it. Under this program, customers are provided 180-day payment terms.

      Net Product Sales are determined based on gross product sales reduced for estimated product returns and estimated sales discounts and allowances. The estimate of product returns is calculated as a percentage of current sales and is based on historical experience rates. Product sales are reported net of allowances for estimated discounts, rebates, charge backs and product returns.

      Approximately 69% and 72% of GLIADEL® Wafer treatments sold during the three-month and six-month periods ended June 30, 2002, respectively, were sold to a specialty distributor to capitalize on its marketing and distribution strengths and to reduce our cost of distributing products directly to hospitals. Our normal payment terms applied to these sales.

Reclassification

      Certain prior year balances have been reclassified to conform with the current year presentation.

3.     Inventories (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$261	$245
Work in process	476	650
Finished goods	1,573	1,792

	$2,310	$2,687

      Inventories are net of applicable reserves. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

4.     Accounts Receivable (in thousands):

	June 30,	December 31,
	2002	2001

Specialty distributors	$2,540	$769
Hospitals granted extended payment terms	1,355	1,864
Hospitals and wholesalers	445	738

Accounts receivable	4,340	3,371
Less allowance for doubtful accounts	(152)	(152)

	$4,188	$3,219

      Accounts receivable at June 30, 2002 and December 31, 2001 include amounts due from our customers for their purchases of GLIADEL® Wafer from us. Except for sales to certain hospitals, which carry extended payment terms of 180 days, under a special marketing initiative, sales to our specialty distributors, hospitals and wholesalers provide for payment in 91 days.

5.     Investment in ProQuest Pharmaceuticals Inc.

      In March 2000, we acquired from ProQuest Pharmaceuticals Inc. (ProQuest) an exclusive worldwide license to a prodrug of propofol, which we are developing under the trade name AQUAVANTM Injection. Under the terms of our agreement with ProQuest, we are obligated to make future payments based on the achievement of clinical development milestones and to pay royalties on any product sales. In exchange for the milestone payments, we may receive additional shares of ProQuest common stock. Our cumulative investment in ProQuest prior to the second quarter of 2002 was $0.9 million.

      During the second quarter of 2002, we achieved a development milestone related to AQUAVAN, which resulted in a payment due to ProQuest of $0.75 million and the Company receiving additional shares of the common stock of ProQuest. At June 30, 2002, the estimated market value of our total investment in the common stock of ProQuest, including the purchases made in the second quarter of 2002, was $0.9 million. As a result, we have recorded this milestone payment of $0.75 million as a research and development cost. The investment in ProQuest is accounted for under the cost method and is included in the accompanying Consolidated Balance Sheets as “Other Assets”.

6.     Subsequent Events

Sales Force Transition

      On July 9, 2002, we notified Cardinal Health Sales and Marketing Services, Inc. (“Cardinal”) that under the terms of our sales and marketing agreement dated October 25, 2000, we were exercising our option to transition our contract sales employees to Guilford. We anticipate the sales force (approximately 25 people) will formally become our employees effective October 1, 2002. Under the terms of the agreement, we are required to pay Cardinal a one-time transition fee of approximately $0.4 million.

Restructuring

      On July 30, 2002, we announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, we expect to record a one-time restructuring charge of approximately $1.5 million primarily related to employee severance and related costs in the third quarter of 2002.

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

Results of Operations — Revenue

      During the three-month periods ended June 30, 2002 and 2001, our revenue of $3.6 million and $3.1 million, respectively, primarily came from our net product sales of GLIADEL® Wafer. During the six-month periods ended June 30, 2002 and 2001, our revenue was $9.8 million and $7.9 million, respectively. During the three and six month periods ended June 30, 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, (ii) directly to hospitals and (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. All sales, except those under our Ensured Availability Programs, were made under our normal payment terms, which include discounts for early payment with payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment.

      Approximately 69% (250 units) and 72% (695 units) of GLIADEL® Wafer treatments sold during the three-month and six month periods ended June 30, 2002, were sold to a specialty distributor. This distributor has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to this distributor, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. It is our practice to have our sales representatives direct hospital pharmacies to specialty distributors for purchases of the product, except for purchases under our Ensured Availability Programs.

      Of the treatments sold to a specialty distributor during the three and six month periods ended June 30, 2002, 100% (250 units) and 94% (650 units) respectively, were sold in connection with an enhanced marketing initiative. This marketing initiative includes mailing information about GLIADEL® Wafer to prospective customers, telemarketing activity and working with our sales representatives to set up customer accounts. This marketing initiative cost approximately $61,000 and $201,000 for the three and six-month periods ended June 30, 2002. For the three-month and six-month periods ended June 30, 2002, this specialty distributor sold 245 and 423 units, respectively, to hospitals and wholesalers.

      For risks associated with our sale of GLIADEL® Wafer to this specialty distributor, see the section below entitled “Risk Considerations.” We did not sell to specialty distributors during the three-month and six-month periods ended June 30, 2001.

      During the three — month and six-month periods ended June 30, 2002, we also sold GLIADEL® Wafer pursuant to our Ensured Availability Program, a special sales and marketing program designed to increase neurosurgeons’ awareness of the product and to ensure its availability when the neurosurgeon requires it. Under this program, customers are provided 180-day payment terms. During the three and six month periods ended June 30, 2002, we recognized approximately $0.7 million (68 units) and $1.3 million (124 units) in revenue, respectively, pursuant to this program.

      International sales for the three-month periods ended June 30, 2002 and 2001, were $0.1 million for each period, representing approximately 3% of net product sales of GLIADEL® Wafer. International sales for the six-month periods ended June 30, 2002 and 2001, were $0.3 million and $0.1 million, respectively, representing approximately 3% and 1% of net product sales.

Cost of Sales and Gross Margin

      Our cost of sales for the three-month periods ended June 30, 2002 and 2001, were $1.0 million and $0.3 million, respectively. For the six-month periods ended June 30, 2002 and 2001, our cost of sales were $1.9 million and $1.0 million, respectively. Cost of sales includes the cost of materials, labor and overhead. Gross margin (net product sales less cost of sales as a percent of net product sales) for the three-month periods ended June 30, 2002 and 2001 was 72% and 90%, respectively. Gross margin for the six-month periods ended June 30, 2002 and 2001, was 80% and 88%, respectively.

      The cost to manufacture GLIADEL® Wafer at current market levels can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® Wafer may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL® Wafer to fluctuate from quarter to quarter. Gross margins for the three and six months ended June 30, 2002 were reduced due to decreased production volumes in 2002 compared to 2001, which volumes were increased to support an anticipated first surgery approval for GLIADEL® Wafer. The gross margins for the three and six-month periods ended June 30, 2002 were also impacted by a $0.6 million increase in product returns. This reduced net sales, which decreased gross margins.

Research and Development Expenses

      Our research and development projects are in the areas of (1) biopolymer technology for drug delivery and (2) pharmaceutical research and development. The following chart sets forth our projects in each of these areas and the stage to which they have been developed. As stated below, with respect to certain of these projects (PACLIMER® Microspheres, LIDOMERTM Microspheres, and PARP Inhibitors), we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves.

Development
	Stage	Status

Biopolymer technologies:
GLIADEL® Wafer	Marketed	Active
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
LIDOMERTM Microspheres	Phase I	Inactive
Other biopolymer products	Research	Inactive
Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVANTM Injection	Phase II	Active
GPI 5693 (NAALADase inhibitor)	Phase I	Active
Other neuroimmunophilin ligands	Research	Active
Other NAALADase inhibitors	Research	Active
PARP inhibitors	Research	Inactive
Other CNS products	Research	Active

      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, project management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, personnel and other resources.

      Our research and development expenses were $12.6 million and $14.6 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $24.5 million and $28.8 million for the six-month periods ended June 30, 2002 and 2001, respectively. These expenses were divided between our research and development platforms in the following manner:

	Three-Month		Six-Month
	Period Ended		Period Ended
	June 30		June 30

	2002	2001	2002	2001

Biopolymer technologies	$1.3	$2.6	$2.8	$4.9
Pharmaceutical technologies	5.5	7.4	9.6	13.6
Indirect expenses	5.8	4.6	12.1	10.3

	$12.6	$14.6	$24.5	$28.8

Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased from the three and six month periods ended June 30, 2001 to the three and six month periods ended June 30, 2002, due to a decrease in expenses incurred in connection with the clinical development of both PACLIMER® Microspheres and LIDOMERTM Microspheres. The decrease in clinical development expenses resulted from the completion of our clinical trials for PACLIMER® Microspheres (ovarian cancer) and LIDOMERTM Microspheres during the first quarter of 2002. In connection with our corporate restructuring, we have also decided to terminate the clinical trial for PACLIMER® Microspheres (lung cancer). We, therefore, expect research and development expenses related to our biopolymer technology to further decrease during the remainder of 2002. We do not plan to conduct additional research or clinical testing of our biopolymer technologies at this time. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic alternative transaction for these technologies.

Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses decreased from the three and six month periods ended June 30, 2001, to the three and six month periods ended June 30, 2002, primarily due to a decrease in expenses in our NAALADase inhibitor program resulting from the completion of our Phase I clinical trials of GPI 5693 (a lead NAALADase inhibitor compound). The decrease in spending on our NAALADase inhibitors was partially offset by an increase in spending on our FKBP neuroimmunophilin ligand technology and our AQUAVANTM Injection program. For the remainder of 2002, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVANTM Injection and the preparation for and initiation of a Phase II clinical trial of GPI 1485, our lead neuroimmunophilin ligand compound.

Indirect Expenses

      Our indirect research and development expenses increased from the three and six month periods ended June 30, 2001, to the three and six month periods ended June 30, 2002, primarily due to the increased costs to operate our facilities and increased expenses associated with our general project management efforts. These expenses include the costs of operating and maintaining our facilities, property and equipment, to the extent used in connection with the research and development of our technologies, as well as the costs of our general management of research and development projects.

Selling, General and Administrative Expenses

      Our selling, general and administrative (SGA) expenses were $8.0 million and $7.9 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $16.2 million and $14.1 million for the six-month periods ended June 30, 2002 and 2001, respectively. For the three-month period ended June 30, 2002, the costs incurred to market, sell and distribute GLIADEL® Wafer were $4.0 million compared to $4.4 million for the corresponding period in 2001. The decrease in expense is largely attributable to sales force start up cost incurred in 2001 that are not recurring in 2002. For the six-month periods ended June 30, 2002 and 2001, these costs were $8.3 million and $7.3 million, respectively. Costs and expenses associated with our general and administrative functions were $4.0 million and $3.4 million for the three-month periods ended June 30, 2002 and 2001, respectively and $7.8 million and $6.8 million for the six-month periods ended June 30, 2002 and 2001, respectively. The increase is largely attributable to an increase in corporate development activities. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file, and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Investment and other income decreased to $1.3 million and $2.7 million compared to $1.6 million and $3.5 million for the three and six month periods ended June 30, 2002 and 2001, respectively. The decrease in investment income in 2002 compared to 2001 was primarily due to lower interest rates earned on our investment balances maintained during those periods.

      We incurred interest expense of $0.1 million during each of the three-month periods ended June 30, 2002 and 2001 and $0.2 million for the six-month ended June 30, 2002 and 2001. These expenses resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administra-

tive, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable to a commercial bank used to repay a note payable to Cardinal pursuant to the agreement that provided us with sales representatives to market and sell GLIADEL® Wafer.

Liquidity and Capital Resources

      Our cash, cash equivalents, and investments were approximately $123.7 million at June 30, 2002. Of this amount, we pledged $18.3 million as collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, the Company is required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $43.0 million at all times under the terms of certain of its financial obligations.

      To increase the awareness and availability of GLIADEL® Wafer among neurosurgeons, and to ensure our product was available to the neurosurgeon when needed, we have sold GLIADEL® Wafer under our Ensured Availability marketing program, which provided our customers with extended payment terms of up to 180 days. Total receivables under our extended terms programs are approximately $1.4 million, of which $1.1 million are due or will be due through the three-month period ended September 30, 2002 and $0.3 million will be due in the three-month period ended December 31, 2002.

      Our long-term total debt decreased a net $1.4 million to $7.4 million at June 30, 2002, compared to $8.8 million at December 31, 2001. This decrease is primarily due to repayments of $4.5 million offset by an increase of $3.0 million from a commercial bank that was primarily used to repay the Cardinal note and $0.2 million in capital leases we entered into in connection with our acquisition of computer equipment during the six-month period ended June 30, 2002.

      On May 2, 2002, the Company borrowed $3.0 million from a commercial bank, in order to repay the note payable to Cardinal. This new indebtedness bears interest at the rate of one-month LIBOR plus 0.625% and is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. Interest payments are due commencing on July 31, 2002, and quarterly thereafter, until fully paid. In connection with this indebtedness, the Company is required to maintain with the commercial bank, restricted cash, cash equivalents and investments in the amount of $3.0 million.

      We have funded our capital expenditures by either leasing equipment pursuant to our equipment lease arrangements or purchasing equipment utilizing our existing cash. We funded capital expenditures of $0.2 million for the six-month period ended June 30, 2002.

      In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity, or SPE, sponsored by a commercial bank, to design, construct, and lease a research and development facility. The SPE is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $18.9 million at June 30, 2002 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. We are required to maintain collateral equal to approximately 74% (after certain guarantees) of the remaining balance of the lessor’s net investment in the facility. We had cash collateral of $13.9 million as of June 30, 2002, which is included in the accompanying consolidated balance sheets as Investments-restricted. In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million relative to this Agreement.

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

      In addition to the interest rate swap agreements covering the underlying debt for our research and development facility, we entered into a series of interest rate swap transactions in 1998 and 1999, with a commercial bank covering at that time $10 million of our bond and term loans. As a result, we fixed the interest rates on our debt at approximately 6% in the aggregate. The notional amounts of these interest rate swap agreements amortize at the same rate as the underlying bond and term loans.

      During 1998, we established an unsecured, revolving line of credit for $5 million with a commercial bank. Borrowings under this line of credit are payable on demand at an interest rate of LIBOR plus 0.55%. No amounts were drawn under this line of credit in 2002 and 2001.

      We have an agreement with the specialty distributor to whom we sell GLIADEL® Wafer that permits either us, or the specialty distributor to terminate the agreement for convenience upon 60 days prior written notice. Under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase treatments of GLIADEL® Wafer that it then has in inventory, which amount will fluctuate from time to time. As of June 30, 2002, we believe that our specialty distributor has approximately $4.0 million of GLIADEL® Wafer in its inventory.

      On July 9, 2002, we notified Cardinal Health Sales and Marketing Services, Inc. (“Cardinal”) that under the terms of our sales and marketing agreement dated October 25, 2000, we were exercising our option to transition our contract sales employees to us. Under the terms of the agreement, we are required to pay Cardinal a one-time transition fee of approximately $0.4 million.

      Historically, we have financed our operations primarily through the issuance of equity securities, revenues from the sale of GLIADEL® Wafer, funding pursuant to collaborative agreements and proceeds from loans and other borrowing arrangements. Our future capital requirements will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® Wafer, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, ability to establish collaborative arrangements, ability to enter into licensing agreements and contractual arrangements with others, and the cost of product in-licensing. As a result, we may need significant additional funding in the future. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurances that additional funds will be available on favorable terms, if at all.

      The following are contractual commitments at June 30, 2002, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitment(1)	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term debt	$6,906	$2,841	$3,030	$873	$162
Capital lease obligations	496	386	110	—	—
Operating leases	6,554	2,925	3,387	242	—
Research and development facility lease(2)	3,572	1,351	2,221	—	—
Research and development arrangements(3)	7,350	6,678	526	146	—

Total Contractual Commitments	$24,878	$14,181	$9,274	$1,261	$162

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank (which we will refer to as “lessor” in this note) to acquire, construct and lease a research and development facility. Construction was completed in 1999 at a total cost covered by this lease of approximately $19.5 million. We account for this lease as an operating lease and, as a result, record neither an asset nor a liability on our balance sheet. The amounts included in the table above include only our annual lease payments of approximately $1.4 million for the remainder of the initial lease term ending February 2005. Our lease payments represent variable-rate interest payments (indexed to the London interbank offered rate) on the lessor’s net investment in the facility plus principal of $20,000 per month. As a result of certain interest rate swap agreements entered into by us, we have effectively fixed the interest rate on this variable interest-rate based lease at approximately 6%.

At the expiration of the initial lease term, we may either purchase the facility or sell the facility to a third party. The lease provides a residual value guarantee from us to the lessor in the event the facility is sold to a third party for less than 83% of the lessor’s investment in the facility. We do not believe that our facility has experienced a property value decline since it was constructed. However, we have no assurance that the property value will not decline between now and the termination of the initial lease on or before February 2005.

(3)	Includes commitments that we have entered into at June 30, 2002, to engage third parties to perform various aspects of our research and development efforts subsequent to June 30, 2002.

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Outlook

      For the remainder of 2002, we expect to continue to pursue three primary corporate objectives: (1) business expansion; (2) focused product development; and (3) cost control. In furtherance of these objectives, on July 30, 2002, we announced and implemented a workforce reduction, primarily targeting employees in our research and development functions who were working on projects that were no longer a part of the Company’s more focused research and development efforts. In connection with this workforce reduction, we expect to incur a one-time restructuring charge of approximately $1.5 million in the third quarter of 2002. We expect this reduction and the cut backs in the research and development programs to result in a modest saving during the remainder of 2002, but beginning in 2003, we expect annualized savings of between $10.0 million to $12.0 million, as a result of reduced salary and overhead costs.

      During the third and fourth quarters of 2002, we expect to transition our contract sales force from Cardinal Health Sales & Marketing Services, Inc., or Cardinal, to our own payroll. Again, consistent with our corporate objectives, we believe that this transition will reduce the costs of maintaining our sales force. In connection with transitioning the sales force to our payroll, we will be required to pay Cardinal a transition fee of approximately $0.4 million.

      We continue to expect sales of GLIADEL® Wafer to be between $19.0 and $21.0 million for 2002. We are also attempting to expand the label for GLIADEL® Wafer, both in the United States and in Europe, to include the use of the product in connection with initial surgery for malignant glioma. In the United States, we are in the process of discussing with the Food and Drug Administration its reasons for not approving our supplemental New Drug Application for the expanded label in March 2002, and actions that we may be able to take to reverse that decision, including conducting additional data analysis. We submitted a request to expand the label for GLIADEL® Wafer in Europe in January 2002. We are still waiting for a determination from European regulatory authorities as to whether that submission will be approved. We cannot predict the timing or the outcome of our efforts to receive an expanded label for GLIADEL® Wafer from applicable regulatory authorities. If our requests are approved, it may result in additional sales of the product. If not, we do not expect sales to grow significantly beyond current rates.

      In order to leverage the capabilities of our commercial operations, we are continuing to investigate the acquisition of additional hospital-based products within our target markets. We also continue to seek corporate partnership or other strategic transactions to assist us in our development of our research and development stage product candidates. Under SAB 101, however, we cannot be certain of the extent to which we would be able to recognize as revenue in 2002, any payments received in connection with these transactions.

Risk Considerations

A significant portion of our sales are to a specialty pharmaceutical distributor.

      Approximately 69% of our sales of GLIADEL® Wafer for the three-month period ended June 30, 2002, were made to a specialty pharmaceutical distributor. We have an agreement with this distributor regarding its purchase of the product that permits either the distributor or the Company to terminate the agreement for convenience upon 60 days prior written notice. We have no assurance that this distributor will not exercise its rights to terminate its agreement with us at any time. If this distributor does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase treatments of GLIADEL® Wafer that it then has in its inventory, which amount will fluctuate from time to time.

Our sales to a specialty pharmaceutical distributor depend on its sales to hospital pharmacies and desired level of inventory.

      This distributor orders treatments of the product based upon, among other things, its estimation of our ability and its ability to successfully sell GLIADEL® Wafer to hospital pharmacies and its desired level of inventory. If the demand for GLIADEL® Wafer from hospital pharmacies decreases, or this distributor decreases the amount it keeps in inventory, this distributor may decrease or stop making additional purchases of the product from us. The result of such a decrease would be reflected in lower reported sales for the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2002 was $121.5 million and the weighted-average interest rate was approximately four percent (4%).

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $22.3 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $23.4 million as of June 30, 2002. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The fair value of these interest rate swap agreements has been recognized on the balance sheet as a liability at June 30, 2002 for approximately $1.1 million. Current market pricing models were used to estimate these fair values.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings:

      None

Item 2.     Changes In Securities and Use of Proceeds:

      None

Item 3.     Defaults Upon Senior Securities:

      None

Item 4.     Submission of Matters to a Vote of Security Holders:

      We held our Annual Meeting of Stockholders on May 14, 2002. The following individuals were elected to our Board of Directors to hold office for the ensuing year:

Name of Nominee	Votes For	Abstained

Craig R. Smith, M.D.	23,237,297	2,658,580
George L. Bunting, Jr.	25,740,484	155,393
Elizabeth M. Greetham	25,738,653	157,224
Joseph Klein, III	25,739,003	156,874
Ronald M. Nordmann	25,739,903	155,974
Solomon H. Snyder, M.D.	25,674,940	220,937
W. Leigh Thompson, M.D., Ph.D.	25,735,665	160,212
David P. Wright	25,735,848	161,029

		Votes	Votes
Proposal	Votes For	Against	Abstained

Adoption of the Guilford Pharmaceuticals Inc.
2002 Stock Award and Incentive Plan	17,002,590	8,786,069	107,218
Adoption of Guilford Pharmaceuticals Inc.
2002 Employee Stock Purchase Plan	22,265,415	3,542,250	88,212
Ratification of KPMG LLP as independent auditors for 2002	25,128,964	713,399	53,514

Item 5.     Other Information:

      None

Item 6.     Exhibits and Reports on Form 8-K:

      A. Exhibits

      None.

      B. Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

Date: August 14, 2002	/s/ CRAIG R. SMITH, M.D. ----------------------------------------------- Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	/s/ ANDREW R. JORDAN ----------------------------------------------- Andrew R. Jordan Senior Vice President and Chief Financial Officer (Principal Accounting Officer)