Form 10-Q
period 2002-09-30
GUILFORD PHARMACEUTICALS INC
filed 2002-11-15
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 11, 2002

Common Stock, $.01 par value	29,868,288

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

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month and nine-month periods ended September 30, 2002. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,388	$56,784
Investments	75,501	81,498
Accounts receivable, net	859	3,219
Inventories, net	2,414	2,687
Prepaid expenses and other current assets	1,481	3,365

Total current assets	100,643	147,553
Investments — restricted	17,932	16,456
Property and equipment, net	6,580	8,831
Intangible asset, net	6,800	7,430
Other assets	1,569	1,571

	$133,524	$181,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,341	$6,040
Current portion of long-term debt	3,109	4,615
Accrued payroll and related costs	1,944	3,505
Accrued contracted services	2,386	2,652
Accrued expenses and other current liabilities	2,969	2,272

Total current liabilities	14,749	19,084
Long-term debt, net of current portion	3,932	4,137
Other liabilities	1,540	991

Total liabilities	20,221	24,212

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares, 29,980,063 and 29,975,063 issued at September 30, 2002 and December 31, 2001, respectively	300	300
Additional paid-in capital	350,829	351,553
Accumulated deficit	(235,253)	(190,321)
Accumulated other comprehensive loss	(711)	(452)
Note receivable from officer	(85)	(60)
Treasury stock, at cost: 134,429 and 256,906 shares at September 30, 2002 and December 31, 2001, respectively	(1,747)	(3,339)
Deferred compensation	(30)	(52)

Total stockholders’ equity	113,303	157,629

	$133,524	$181,841

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Net product sales	$3,240	$5,911	$12,932	$13,757
License fees and royalties	—	14	32	25
Revenues under collaborative agreements	54	—	105	—

Total revenues	3,294	5,925	13,069	13,782

Costs and Expenses:
Cost of sales	617	691	2,535	1,671
Research and development	11,369	13,459	35,893	42,231
Selling, general and administrative	7,350	7,277	23,518	21,370

Total costs and expenses	19,336	21,427	61,946	65,272

Operating loss	(16,042)	(15,502)	(48,877)	(51,490)
Other income (expense):
Investment and other income	1,558	1,852	4,255	5,328
Interest expense	(87)	(112)	(310)	(348)

Net loss	$(14,571)	$(13,762)	$(44,932)	$(46,510)

Basic and diluted loss per common share:	$(0.49)	$(0.46)	$(1.51)	$(1.68)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,842	29,707	29,757	27,755

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2002
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable			Total
	Number of		Paid-in	Accumulated	Income	From	Treasury	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Compensation	Equity

Balance, January 1, 2002	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(3,339)	$(52)	$157,629

Comprehensive loss:
Net loss
Other comprehensive income (loss):				(44,932)					(44,932)
Unrealized loss on interest rate swap agreements					(544)				(544)
Unrealized gain on available-for-sale securities					285				285

Total other comprehensive loss									(259)

Total comprehensive loss									$(45,191)

Exercise of stock options	5,000		19						19
Distribution of 49,039 shares of treasury stock to 401(k) plan			(201)				638		437
Distribution of 73,438 shares of treasury stock for ESPP			(542)				954		412
Increase to note receivable to Officer						(25)			(25)
Amortization of deferred compensation								22	22

Balance, September 30, 2002	29,980,063	$300	$350,829	$(235,253)	$(711)	$(85)	$(1,747)	$(30)	$113,303

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows From Operating Activities:
Net loss	$(44,932)	$(46,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gains)/loses on sale of available-for-sale securities	(419)	371
Depreciation and amortization	3,770	3,560
Non-cash compensation expense	440	629
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other assets	4,222	(3,895)
Inventories	273	(901)
Accounts payable and other current liabilities	(2,807)	2,282

Net cash used in operating activities	(39,453)	(44,464)

Cash Flows From Investing Activities:
Purchases of property and equipment	(122)	(194)
Sales/ Maturities of available-for-sale securities	66,170	68,921
Purchases of available-for-sale securities	(59,906)	(59,878)
(Increase)/decrease in restricted investments	(1,476)	936

Net cash provided by investing activities	4,666	9,785

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	19	100,114
Proceeds from issuance of long term debt	3,389	—
Principal payments on debt	(5,429)	(1,935)
Proceeds from sale of treasury stock	412	—

Net cash (used in) provided by financing activities	(1,609)	98,179

Net (decrease) increase in cash and cash equivalents	(36,396)	63,500
Cash and cash equivalents at the beginning of period	56,784	32,806

Cash and cash equivalents at the end of period	$20,388	$96,306

Supplemental disclosures of cash flow information:
Net interest paid	$296	$348
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain computer equipment	329	439
Conversion of Cardinal amounts payable to note payable	—	2,473

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

September 30, 2002
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

      The following table presents the computations of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net loss	$(14,571)	$(13,762)	$(44,932)	$(46,510)
Weighted-average shares outstanding	29,842	29,707	29,757	27,755
Basic and diluted loss per common share	$(0.49)	$(0.46)	$(1.51)	$(1.68)

Revenue Recognition/ Net Product Sales

      During the three-month and nine-month periods ended September 30, 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, who stocks our product and provides us with additional marketing and distribution capabilities, (ii) directly to hospitals and (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Normal payment terms include discounts for early payment with full payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment. We also sold GLIADEL® Wafer pursuant to our GLIADEL Advantage Program (formerly known as the Ensured Availability Program), a special sales and marketing program designed to increase neurosurgeons’ awareness of the product and to ensure its availability when the neurosurgeon requires it. Under this program, customers are provided 180-day payment terms.

      Net Product Sales are determined based on gross product sales reduced for estimated product returns and estimated sales discounts and allowances. The estimate of product returns is calculated as a percentage of current sales and is based on historical experience rates. Product sales are reported net of allowances for estimated discounts, rebates, charge backs and product returns.

      Approximately 78% and 73% of GLIADEL® Wafer treatments sold during the three-month and nine-month periods ended September 30, 2002, respectively, were sold to a specialty distributor to capitalize on its marketing and distribution strengths and to reduce our costs associated with distributing products directly to hospitals. Our normal payment terms apply to these sales.

Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

3.     Inventories (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$236	$245
Work in process	514	650
Finished goods	1,664	1,792

	$2,414	$2,687

      Inventories are net of applicable reserves. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

4.     Accounts Receivable (in thousands):

	September 30,	December 31,
	2002	2001

Specialty distributors	$-0-	$769
Hospitals granted extended payment terms	513	1,864
Hospitals and wholesalers	498	738

	1,011	3,371
Less allowance for doubtful accounts	(152)	(152)

Accounts receivable	$859	$3,219

      Accounts receivable at September 30, 2002 and December 31, 2001 include amounts due from our customers for their purchases of GLIADEL® Wafer from us. Except for sales to certain hospitals, which carry extended payment terms of 180 days, under a special marketing initiative, sales to our specialty distributors, hospitals and wholesalers provide for payment in 91 days.

5.     Restructuring

      On July 30, 2002 we announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, we recorded a restructuring charge of $1.5 million of which $0.8 million has been paid or used as of September 30, 2002. The Company’s restructuring plans and associated costs consisted of approximately $1.3 million of employee severance costs including severance pay, related payroll taxes and insurance, and outplacement services. The remaining $0.2 million represents expected costs of decommissioning certain research and development laboratories. All terminations and termination benefits were communicated to the affected employees prior to September 30, 2002 and severance benefits are expected to be paid in full within one year.

      At September 30, 2002, outstanding liabilities related to the restructuring totaled $0.7 million and are included in “Accrued expenses and other current liabilities” in the accompanying Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (our “2001 Form 10-K”), and those described under the heading “Risk Considerations” set forth below. Investors should review this quarterly report in combination with the Risk Factors disclosed in our 2001 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Critical Accounting Policies and Estimates

      Revenue Recognition. Revenue from sales of GLIADEL® Wafer, our only marketed product, is recognized when, pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Our primary customer is National Specialty Services, Inc. (or NSS), a large specialty pharmaceutical distributor who sells directly into the retail channel. Product demand by this distributor during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate NSS’ inventory position. If we believe these levels are too high based on prescription demand, we will not accept purchase orders from or ship additional product to NSS until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.

Results of Operations — Revenue

      During the three-month periods ended September 30, 2002 and 2001, our revenue of $3.3 million (308 units) and $5.9 million (615 units), respectively, primarily came from our net product sales of GLIADEL® Wafer. During the nine-month periods ended September 30, 2002 and 2001, our revenue was $13.1 million and $13.8 million, respectively. The decrease in sales from the third quarter in 2001, to the third quarter 2002, was due to increased demand from our distributors in 2001, as a result of the anticipation that we would receive approval from the FDA to expand the label for GLIADEL® Wafer before the end of 2001. In March 2002, the FDA informed Guilford that the expanded label was not approvable; consequently, sales in the third quarter of 2002 reflect demand for GLIADEL® Wafer under its current approved indication.

      Approximately 78% or $2.3 million (240 units) and 73% or $9.1 million (935 units) of GLIADEL® Wafer treatments sold during the three-month and nine-month periods ended September 30, 2002, were sold to NSS. This distributor has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to this distributor, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. NSS receives discounts on its purchases of GLIADEL® Wafer based on its expected sales to end-users and the amount of inventory it has of the product as of the date of its purchases. This discount is calculated by NSS, in order for it to receive an expected return on the capital it has committed to purchase GLIADEL® Wafer. We have the ability to accept or reject purchase orders from NSS in our sole discretion. For the three-month and nine-month periods ended September 30, 2002, this specialty distributor sold 248 and 674 units, respectively, to hospitals and wholesalers. It is our general practice to have our sales representatives direct hospital pharmacies to this distributor for purchases of the product, except for purchases under our GLIADEL Advantage Program (formerly known as the Ensured Availability Program), a special sales and marketing program described below.

      We had previously engaged in an enhanced marketing initiative with this specialty distributor that ended on June 30, 2002. Of the treatments sold to this specialty distributor during the three and six month periods ended June 30, 2002, 100% (250 units) and 94% (650 units) respectively, were sold in connection with this marketing initiative. This marketing initiative included mailing information about GLIADEL® Wafer to prospective customers, telemarketing activity and working with our sales representatives to set up customer accounts. This marketing initiative cost approximately $61,000 and $201,000 for the three and six-month periods ended June 30, 2002. For risks associated with our sale of GLIADEL® Wafer to this specialty distributor, see the section below entitled “Risk Considerations.”

      During the three-month and nine-month periods ended September 30, 2002, we also sold treatments of GLIADEL® Wafer pursuant to our GLIADEL Advantage Program, which is designed to increase neurosurgeons’ awareness of GLIADEL® Wafer and to ensure its availability when the neurosurgeon requires it. Under this program, customers are provided 180-day payment terms. During the three and nine-month periods ended September 30, 2002, we recognized revenue of approximately $0.2 million (21 units) and $1.5 million (145 units), respectively, under this program.

      International sales for the three-month periods ended September 30, 2002 and 2001, were $0.1 million for each period, representing approximately 4% and 1%, respectively, of net product sales of GLIADEL® Wafer. International sales for the nine-month periods ended September 30, 2002 and 2001, were $0.4 million and $0.2 million, respectively, representing approximately 3% and 1% of net product sales.

Cost of Sales and Gross Margin

      Our cost of sales for the three-month periods ended September 30, 2002 and 2001, were $0.6 million and $0.7 million, respectively. For the nine-month periods ended September 30, 2002 and 2001, our costs of sales were $2.5 million and $1.7 million, respectively. Cost of sales includes the cost of materials, labor and overhead. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for the three-month periods ended September 30, 2002 and 2001 was 81.0% and 88.3%, respectively. Gross margin for the nine-month periods ended September 30, 2002 and 2001, was 80.4% and 87.9%, respectively. Gross margins for the three and nine-months ended September 30, 2002 were reduced due to decreased production volumes in 2002 compared to 2001, when volumes were increased to support expected higher demand driven by an anticipated first surgery approval for GLIADEL® Wafer.

      The cost to manufacture GLIADEL® Wafer at current market levels can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® Wafer may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL® Wafer, and accordingly, gross profit percentage, to fluctuate from quarter to quarter.

Research and Development Expenses

      Our research and development projects are currently focused on pharmaceutical research and development. For our biopolymer technologies and our PARP Inhibitors, we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which they have been developed:

	Development Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVANTM Injection	Phase II	Active
NAALADase inhibitors	Phase I/Research	Active
Other neuroimmunophilin ligands	Research	Active
PARP inhibitors	Research	Inactive
Other CNS projects	Research	Active
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMERTM Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources.

      Our research and development expenses were $11.4 million and $13.5 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $35.9 million and $42.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively. These expenses were divided between our research and development platforms in the following manner:

	Three-Month		Nine-Month
	Period Ended		Period Ended
	September 30		September 30

	2002	2001	2002	2001

Pharmaceutical technologies	$5.2	$5.9	$14.9	$19.5
Biopolymer technologies	1.1	2.7	3.9	7.6
Indirect expenses	5.1	4.9	17.1	15.1

	$11.4	$13.5	$35.9	$42.2

Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses decreased from the three and nine-month periods ended September 30, 2001, to the three and nine-month periods ended September 30, 2002, primarily due to a decrease in expenses in our NAALADase inhibitor program resulting from the completion of our Phase I clinical trials of GPI 5693 (a lead NAALADase inhibitor compound). The decrease in spending on our NAALADase inhibitors was partially offset by an increase in spending on our FKBP neuroimmunophilin ligand technology and our AQUAVANTM Injection program. For the remainder of 2002, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVANTM Injection and the preparation for, and initiation of, one or more Phase II clinical trials of GPI 1485, our lead neuroimmunophilin ligand compound.

Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased from the three and nine-month periods ended September 30, 2001, to the three and nine-month periods ended September 30, 2002, due to a decrease in expenses incurred in connection with the clinical development of both PACLIMER® Microspheres and Lidocaine-PE (formerly LIDOMERTM Microspheres). The decrease in clinical development expenses resulted from the completion of our clinical trials for PACLIMER® Microspheres (ovarian cancer) and Lidocaine-PE during the first quarter of 2002. In connection with our corporate restructuring, we terminated the clinical trial for PACLIMER® Microspheres (lung cancer). We, therefore, expect research and development expenses related to our biopolymer technology to further decrease during the remainder of 2002, compared to 2001. We do not plan to conduct additional research or clinical testing of our biopolymer technologies at this time. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies.

Indirect Expenses

      Our indirect research and development expenses increased from the three and nine-month periods ended September 30, 2001, to the three and nine-month periods ended September 30, 2002, primarily due to the increased costs to operate our facilities and increased expenses associated with our general research and development management efforts. These expenses include the costs of operating and maintaining our facilities, property and equipment, to the extent used in connection with the research and development of our technologies, as well as the costs of our general management of research and development projects.

Selling, General and Administrative Expenses

      Our selling, general and administrative (SGA) expenses were $7.4 million and $7.3 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $23.5 million and $21.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively. For the three-month period ended September 30, 2002, the costs incurred to market, sell and distribute GLIADEL® Wafer were $3.0 million compared to $3.9 million for the corresponding period in 2001. The decrease in expense is largely attributable to GLIADEL® Wafer sales and marketing start up costs incurred in 2001 that are not recurring in 2002. For the nine-month periods ended September 30, 2002 and 2001, these costs were $11.4 million and $11.2 million, respectively. Costs and expenses associated with our general and administrative functions were $4.3 million and $3.4 million for the three-month periods ended September 30, 2002 and 2001, respectively and $12.1 million and $10.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The increase is largely attributable to a restructuring charge of $1.5 million, of which $1.3 million consisted of employee severance costs, including severance pay, related payroll taxes and insurance and outplacement services. The remaining $0.2 million represents the expected costs of decommissioning certain research and development laboratories. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Investment and other income decreased to $1.6 million and $4.3 million compared to $1.9 million and $5.3 million for the three and nine-month periods ended September 30, 2002 and 2001, respectively. The decrease in investment income in 2002 compared to 2001 was primarily due to lower interest rates and investment balances maintained during those periods.

      We incurred interest expense of $0.1 million during each of the three-month periods ended September 30, 2002 and 2001 and $0.3 million for the nine-month ended September 30, 2002 and 2001. These expenses resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable to a commercial bank primarily used to repay a $2.4 million note payable to Cardinal pursuant to the agreement that provided us with sales representatives to market and sell GLIADEL® Wafer.

Liquidity and Capital Resources

      Our cash, cash equivalents and investments were approximately $113.8 million at September 30, 2002. Of this amount, we pledged $17.9 million as collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, the Company is required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $43.0 million at all times under the terms of certain of its financial obligations.

      To increase the awareness and availability of GLIADEL® Wafer among neurosurgeons, and to ensure our product was available to the neurosurgeon when needed, we have sold GLIADEL® Wafer under our GLIADEL Advantage Program, which provided our customers with extended payment terms of up to 180 days. Total receivables under our extended terms programs are approximately $0.5 million, the majority of which we expect to be collected by the end of 2002.

      Our long-term total debt decreased a net $1.8 million to $7.0 million at September 30, 2002, compared to $8.8 million at December 31, 2001. This decrease is primarily due to repayments of $5.4 million offset by an increase of $3.0 million from a commercial bank that was primarily used to repay a $2.4 million note to Cardinal Health. Additional financings in the amount of $0.7 million were entered into for insurance and capital leases during the nine-month period ended September 30, 2002.

      On May 2, 2002, the Company borrowed $3.0 million from a commercial bank, in order to repay the note payable to Cardinal. This new indebtedness bears interest at the rate of one-month LIBOR plus 0.625% and is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, cash equivalents and investments in the amount of $3.0 million.

      We fund our fixed asset requirements through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment requirements by obtaining operating leases. For the nine-month period ended September 30, 2002 we have financed $0.6 million under operating leases for fixed asset requirements and we expect to finance an additional $0.4 million in the three month period ended December 31, 2002. During the same nine-month period, we utilized our existing cash to purchase $0.1 million of fixed assets and we also have capital lease obligations for certain computer equipment of $.3 million at September 30, 2002.

      In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank, to design, construct and lease a research and development facility. The entity is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. None of our officers or directors are affiliated with this special purpose entity. This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 75,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $18.6 million at September 30, 2002 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. We are required to maintain collateral equal to approximately 74% (after certain guarantees) of the remaining balance of the lessor’s net investment in the facility. We were required to maintain cash collateral of $13.8 million as of September 30, 2002, which is included in the accompanying consolidated balance sheets as Investments-restricted. In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million relative to this Agreement.

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

      We have an agreement with the specialty distributor to whom we sell GLIADEL® Wafer that permits either us or the specialty distributor to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that the distributor may have in its inventory. As of September 30, 2002, we believe that our specialty distributor has approximately $4.4 million of GLIADEL® Wafer in its inventory.

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

      The following are contractual commitments at September 30, 2002, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments(1)	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Long-term debt	$6,622	$2,806	$2,796	$1,020	—
Capital lease obligations	464	347	117	—	—
Operating leases	4,956	2,612	2,323	21	—
Research and development facility lease(2)	3,343	1,348	1,995	—	—
Research and development arrangements(3)	12,141	9,441	2,559	141	—

Total Contractual Commitments	$27,526	$16,554	$9,790	$1,182	—

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank (which we will refer to as “lessor” in this note) to acquire, construct and lease a research and development facility. Construction was completed in 1999 at a total cost of approximately $19.5 million. We account for this lease as an operating lease and, as a result, record neither an asset nor a liability on our balance sheet. The amounts included in the table above include only our annual lease payments of approximately $1.4 million for the remainder of the initial lease term ending February 2005. Our lease payments represent variable-rate interest payments (indexed to the London interbank offered rate, also known as LIBOR) on the lessor’s net investment in the facility plus principal of $20,000 per month. As a result of certain interest rate swap agreements entered into by us, we have effectively fixed the interest rate on this variable interest-rate based lease at approximately 6%.

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

(3)	Research and development arrangements include commitments that we have entered into at September 30, 2002, to engage third parties to perform various aspects of our research and development efforts subsequent to September 30, 2002.

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Outlook

      For 2002, we expect GLIADEL® Wafer net sales to be approximately $15 million, which we believe reflects demand for the product under its currently approved indication. Due to our cost containment efforts with respect to our research and development activities, we expect research and development expenditures for 2002, to be between $48 million and $50 million, which is lower than our previous guidance of approximately $55 million. We expect sales, general and administrative expenses for 2002, to be between $30 million and $32 million, which amount includes a $1.5 million restructuring charge taken during the third quarter related to our reduction in force and restructuring initiative.

Risk Considerations

A significant portion of our sales are to a specialty pharmaceutical distributor.

      Approximately 78% of our sales of GLIADEL® Wafer for the three-month period ended September 30, 2002, were made to a specialty pharmaceutical distributor. We have an agreement with this distributor regarding its purchase of the product that permits either the distributor or Guilford to terminate the agreement for convenience upon 60 days prior written notice. We have no assurance that this distributor will not exercise its rights to terminate its agreement with us at any time. If this distributor does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that the distributor may have in its inventory. As of September 30, 2002, we believe that our specialty distributor has approximately $4.4 million of GLIADEL® Wafer in its inventory.

Our sales to a specialty pharmaceutical distributor depend on its sales to hospital pharmacies and desired level of inventory.

      This distributor orders treatments of the product based upon, among other things, its estimation of our ability and its ability to successfully sell GLIADEL® Wafer to hospital pharmacies and its desired level of inventory. If the demand for GLIADEL® Wafer from hospital pharmacies decreases, or this distributor decreases the amount it keeps in inventory, this distributor may decrease or stop making additional purchases of the product from us. The result of such a decrease would be reflected in lower reported sales for Guilford.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2002 was $106.7 million and the weighted-average interest rate was approximately three percent (3%).

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $21.7 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $22.8 million as of September 30, 2002. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The fair value of these interest rate swap agreements has been recognized on the balance sheet as a liability at September 30, 2002 for approximately $1.6 million. Current market pricing models were used to estimate these fair values.

Item 4.     Controls and Procedures

      The principal executive officer and principal financial officer of Guilford have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14( c) and 15d-14( c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Guilford’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Guilford required to be included in our periodic filings under the Exchange Act.

      Since the Evaluation Date, there have been no significant changes in Guilford’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings:

      None

Item 2.     Changes In Securities and Use of Proceeds:

      None

Item 3.     Defaults Upon Senior Securities:

      None

Item 4.     Submission of Matters to a Vote of Security Holders:

      None

Item 5.     Other Information:

      None

Item 6.     Exhibits and Reports on Form 8-K:

      A. Exhibits

      None.

      B. Reports on Form 8-K

      On July 30, 2002, the Company filed a current report on Form 8-K, the purpose of which was to disclose a restructuring plan, including an immediate workforce reduction.

      On August 14, 2002, the Company filed a current report on Form 8-K, the purpose of which was to disclose that the Company’s Chief Executive Officer and Chief Financial Offer had provided the Securities Exchange Commission with the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

Date: November 14, 2002	/s/ CRAIG R. SMITH, M.D. ----------------------------------------------- Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	/s/ ANDREW R. JORDAN ----------------------------------------------- Andrew R. Jordan Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Certification of Principal Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Craig R. Smith, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Guilford Pharmaceuticals Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2002

Certification of Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrew R. Jordan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Guilford Pharmaceuticals Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANDREW R. JORDAN

Andrew R. Jordan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2002