Form 10-K
period 2002-12-31
GUILFORD PHARMACEUTICALS INC
filed 2003-03-31
CIK 918066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.01 par value
Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐

     As of June 30, 2002, the aggregate market value of the approximately 28,043,238 shares of common stock of the Registrant issued and outstanding on such date, excluding approximately 1,778,480 shares held by affiliates of the Registrant, was approximately $215,442,893.12. This figure is based on the closing sales price of $7.54 per share of the Registrant’s common stock as reported on The NASDAQ® National Market on June 28, 2002.

     As of March 27, 2003, approximately 29,917,608 shares of common stock of the Registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2002 are incorporated by reference into Part III.

PART I

      From time to time in this annual report we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate” and similar expressions.

      The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute GLIADEL® Wafer in the United States and internationally; (2) efforts to expand the labeled uses for GLIADEL® Wafer internationally; (3) the clinical development of GPI 1485, our lead neuroimmunophilin ligand compound; (4) the clinical development of our AQUAVAN™ Injection product candidate; (5) research programs related to our neuroimmunophilin ligand technology and NAALADase inhibition technology; (6) efforts to scale-up product candidates from laboratory bench quantities to commercial quantities; (7) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (8) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (9) strategic plans; (10) anticipated expenditures and the potential need for additional funds; and (11) specific guidance we give in the section entitled “Outlook,” regarding our current expectations of our future operating results.

      All of these items involve significant risks and uncertainties. These and any of the other statements we make in this annual report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.

      We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of this annual report. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

Item 1.     Business.

Overview

      We are a fully integrated pharmaceutical company engaged in the research, development and commercialization of products that target the hospital and neurology markets.

      We were incorporated in Delaware in July 1993. Our principal executive offices are located at 6611 Tributary Street, Baltimore, MD 21224. Our telephone number is (410) 631-6300, and our website address is http://www.guilfordpharm.com. We make our electronic filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available on our website free of charge as soon as practicable after we file or furnish them with the SEC.

      Financial information prepared in accordance with accounting principles generally accepted in the United States of America, including information about revenues from customers, measures of profit and loss and total assets, can be found in our consolidated statements included elsewhere in this report.

Products and Product Candidates

      The following tables summarize the status of GLIADEL® Wafer, our marketed product, and our other research and development programs:

Marketed Product(1)	Indication/Condition	Status

GLIADEL® Wafer	Recurrent glioblastoma multiforme	Currently approved for sale in the United States and in 25 other countries throughout the world.
	Newly diagnosed malignant glioma	Currently approved for sale in the United States and Canada.(2)

Clinical Development
Programs(1)	Indication/Condition	Status

GPI 1485 (our lead neuroimmunophilin ligand)	Parkinson’s disease	Phase II
AQUAVANTM Injection	Conscious sedation	Phase II
	Sedation, anesthesia induction and maintenance for patients undergoing coronary artery bypass graft surgery.	Phase II
DOPASCAN® Injection	Imaging agent to diagnose and monitor Parkinson’s disease	Phase III(3)

Pre-clinical and Research
Programs(1)	Indications	Status

GPI 16072 (NAALADase inhibitor compound)	Neuropathic pain and disease modification for diabetic neuropathy and other neuroprotective indications (such as ALS, glaucoma and stroke)	Pre-clinical
Other NAALADase inhibitor compounds	Neuropathic pain and disease modification for diabetic neuropathy and other neuroprotective indications (such as ALS, glaucoma and stroke)	Research
Other, neuroimmunophilin ligands, including Cyclophilin ligands	Cerebral ischemia, heart ischemia, Alzheimer’s disease, traumatic spinal cord injury, multiple sclerosis,vascular degeneration and Huntingdon’s diseases	Research
Other neurotrophic and cytoprotective small molecules	Alzheimer’s disease, traumatic spinal cord injury, multiple sclerosis, neuropathy, stroke and other ischemic damage	Research

(1)	“Marketed” means that a product is currently being sold. “Clinical Development” means that the product is being used in clinical trials. “Pre-clinical” means testing in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development. “Research” means initial research related to specific molecular targets, synthesis of new chemical entities and assay development for the identification of lead compounds.

(2)	In November 2002, we withdrew an application submitted to the European Agency for the Evaluation of Medicinal Products, or the EMEA, to approve GLIADEL® Wafer for ‘first-line’ therapy in Europe. We plan to resubmit this application to the EMEA during the second half of 2003.

(3)	MAP Medical Technologies Oy, or MAP, our corporate partner in Europe for this technology, has informed us that it submitted an application to receive regulatory approval in Finland for DOPASCAN® Injection in April 2002. It expects the Finnish regulatory authorities to respond to this application by April 2003. Daiichi Radioisotope Laboratories, Ltd., or DRL, our corporate partner in Japan for this technology, has informed us that it completed a Phase III clinical trial with the product in July 2002, and expects to file an application for marketing approval in Japan with the Japanese Health Authority in the first half of 2003.

Marketed Product – GLIADEL® Wafer

     General

      GLIADEL® Wafer is a proprietary biodegradable polymer product that contains BCNU (carmustine), a cancer chemotherapeutic drug. Up to eight wafers are implanted in the cavity created when a neurosurgeon removes a brain tumor. The wafers gradually erode and deliver BCNU directly to the tumor site for an extended period of time. By inserting the wafer directly at the site of the tumor, the rest of the patient’s body is not exposed to the toxic side effects of BCNU.

      In 1996, the U.S. Food and Drug Administration (FDA) approved GLIADEL® Wafer for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme, or GBM, for whom surgery is indicated. Also in 1996, we entered into agreements with Aventis (then Rhône-Poulenc Rorer) granting it marketing rights to GLIADEL® Wafer in the U.S. and clinical development and marketing rights in the rest of the world (excluding Scandinavia, where the product is distributed and marketed by Orion Pharma under an agreement with us entered into in 1995, and later, Japan). Under these agreements, Aventis paid us $7.5 million as a one time, non-refundable rights payment, $26.5 million as non-refundable milestone payments, and purchased $7.5 million of our common stock. Aventis also paid us a combined transfer price and royalty of approximately 35% on its purchases of the product from us during the term of the agreements. Between 1996 and October 2000, Aventis obtained regulatory approval for GLIADEL® Wafer for the recurrent indication in over 21 countries, including France, Germany, the United Kingdom, Spain, Canada, South Korea and Israel.

      In October 2000, we reacquired Aventis’ marketing rights to GLIADEL® Wafer for 300,000 shares of our common stock then valued at approximately $8 million. Aventis continued to market GLIADEL® Wafer for a transition period ending December 31, 2000, after which, we have been solely responsible for the marketing, sale and distribution of GLIADEL® Wafer except in Scandinavia, where the product continues to be sold by Orion Pharma. Since the reacquisition of Aventis’ rights in GLIADEL® Wafer, we have built a commercial operations function, consisting of approximately 10 internal marketing and sales management, reimbursement and managed care specialists, medical affairs, professional services and customer service personnel, and an approximately 28-person field sales force.

      In April 2001, we submitted a supplemental New Drug Application, or sNDA, for GLIADEL® Wafer, seeking to expand the label for the product to include use in initial surgery for malignant glioma. In March 2002, the FDA sent us a not approvable letter indicating concerns regarding the survival benefit associated with GLIADEL® Wafer treatment during initial surgery. In response to the FDA’s letter, we proposed that we obtain an additional one to two years of follow-up data on patients enrolled in the GLIADEL® Wafer Phase III clinical trial on which the sNDA was based, under the assumption that the additional data might address the FDA’s concerns. We agreed with the FDA on the protocol and methods for collecting and analyzing this additional long-term follow up data. On September 19, 2002, we presented the results of this analysis to FDA. After completing an informal review of these data, the FDA advised us that the submission of an amendment to the Company’s sNDA containing the long-term follow up data would receive a formal FDA review and reconsideration of the requested new labeling for the product. On February 25, 2003, the FDA approved our amended sNDA.

      We pay a royalty to Massachusetts Institute of Technology, or MIT, on sales of GLIADEL® Wafer pursuant to the license agreement under which the Company acquired the underlying technology for the product. During 2002, we recognized approximately $0.6 million in royalty expense to MIT.

     Manufacturing and Raw Materials

      We currently manufacture GLIADEL® Wafer using a proprietary process at our 18,000 square foot manufacturing facility in Baltimore, Maryland, which includes areas designated for packaging, quality assurance, laboratory and warehousing. The manufacturing facility has been in operation since April 1995. It was initially inspected by the FDA in October 1995, and was re-inspected by the FDA in February 1999 and in September 2002. Also, in October 1999, we were inspected by the Medicines Control Agency, the United Kingdom’s regulatory authority. The facilities we are currently using for manufacturing enable us to produce up to 8,000 GLIADEL® Wafer treatments (each consisting of eight wafers) annually.

      In January 1998, we expanded our manufacturing facilities to allow for the additional synthesis of the polyanhydride co-polymer used in the manufacture of GLIADEL® Wafer. Also in 1998, we completed construction of a second clean room facility, which we expect would allow us to increase our GLIADEL® Wafer manufacturing capacity to 20,000 treatments annually.

      We believe that the various materials used in GLIADEL® Wafer are readily available and will continue to be available at reasonable prices. Nevertheless, while we believe that we have an adequate supply of BCNU, the active chemotherapeutic ingredient in GLIADEL® Wafer, to meet current demand, any interruption in the ability of our two current suppliers to deliver this ingredient could prevent us from delivering the product on a timely basis. Failure of any supplier to provide sufficient quantities of raw material for GLIADEL® Wafer in accordance with the FDA’s current Good Manufacturing Practice, or cGMP, regulations could cause delays in our ability to sell the product.

     Marketing, Sales and Distribution

      Prior to 2000, our strategy had been to establish collaborations with larger pharmaceutical companies where possible, to develop and promote products that require extensive development, sales and marketing resources. However, in connection with our reacquisition of commercialization rights to GLIADEL® Wafer, during the fourth quarter of 2000 and the first quarter of 2001, we established our commercial operations capabilities in the United States, including marketing, sales management, medical affairs, reimbursement and other relevant functions to support a 28-member field sales force. When we established our sales force, it was initially on a contract basis through Cardinal Health Sales and Marketing Services, a division of Cardinal Health Inc., or Cardinal. During October 2002, we brought our sales force in-house, and now members of our sales force are directly employed by us. In order to assist in the distribution of GLIADEL® Wafer, we engaged Cord Logistics Inc., in November 2000, to handle fulfillment of customer orders.

      Also in 2001, we established a Canadian subsidiary that is responsible for all aspects of the sales and marketing of GLIADEL® Wafer in Canada, including receiving pricing and reimbursement approvals from the Canadian National Healthcare System. GLIADEL® Wafer will be supplied to our Canadian customers through a third-party logistical distributor. In Europe, we have an agreement with IDIS Limited, based in the U.K., for the distribution of GLIADEL® Wafer to our network of European distributors and on a named hospital basis in countries where we have not engaged a third-party distributor. To date, we have entered into agreements for the marketing, sale and distribution of GLIADEL® Wafer in Italy, Portugal, Spain, the United Kingdom, Greece, South Africa, Australia, Israel, Hong Kong and the People’s Republic of China, as well as in other international markets.

      The establishment of commercial operations provides us with the opportunity and flexibility to market and sell other products we are developing, or products that we may in-license or otherwise acquire.

      In 2002, 2001 and 2000, sales of GLIADEL® Wafer generated revenues of $14.5, $20.4 and $1.5, respectively, which represented 99%, 99%, and 8%, of our total revenues, respectively.

Clinical Development Programs

     GPI 1485

      Our neuroimmunophilin ligand program, originated from observations first made in the laboratory of Dr. Solomon Snyder, Director of the Department of Neuroscience at Johns Hopkins and one of our directors and founders, that certain proteins that exist within a cell, known as “immunophilins,” are enriched 10-40 fold in certain areas of the central nervous system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth. We have exclusively licensed rights to patent applications relating to this research from Johns Hopkins. Our scientists, together with their academic collaborators, further demonstrated that the pathway leading to nerve regeneration could be separated from the immunosuppressant pathway. As a result of this basic research, Guilford scientists discovered GPI 1485 and many other proprietary small molecules, called neuroimmunophilin ligands, which are neurotrophic, i.e., regenerate nerves, in animal models of various disease states without being immunosuppressive, are orally-bioavailable and are able to cross the blood-brain barrier.

      In August 1997, we entered into a collaboration with Amgen Inc. to develop and commercialize a broad class of neuroimmunophilin ligands, referred to as FKBP neuroimmunophilin ligands, as well as any other compounds that may have resulted from the collaboration, for all human therapeutic and diagnostic applications. During 1998, Amgen nominated GPI 1485, which it called “NIL-A,” as the lead compound in the program, initially targeting Parkinson’s disease. During 1999, Amgen filed an Investigational New Drug, or IND, application with the FDA and commenced human trials with NIL-A, focusing on safety, tolerability and pharmacokinetic study in healthy subjects. NIL-A entered Phase II testing in patients with Parkinson’s disease during 2000. In July 2001, we announced results of this six-month Phase II, randomized, double blind, placebo-controlled evaluation of the safety, pharmacokinetics and efficacy of NIL-A in patients with mild to moderate Parkinson’s disease. The results of the evaluation suggest that NIL-A at doses of up to 1,000 mg taken orally four times a day for six months is well tolerated, but does not produce a significant reversal of the motor symptoms of Parkinson’s disease.

      In September 2001, Amgen terminated the collaboration and, thereafter, returned all rights to the neuroimmunophilin technology to us, including certain clinical trial supplies for which we paid $0.2 million.

      We have since renamed NIL-A as GPI 1485 and in November 2002, initiated a Phase II clinical trial of GPI 1485, for the treatment of Parkinson’s disease. This Phase II trial will provide an assessment of the long-term (two-year) treatment effect of GPI 1485 in patients with mild to moderate Parkinson’s disease. We have designed this trial to follow-up on the initial findings from the Phase II study completed [by Amgen] of NIL-A. In particular, the current Phase II trial will look more thoroughly at the ability of GPI 1485 to reduce the requirement for conventional symptomatic therapy for Parkinson’s disease, as well as further assess the imaging results that indicate GPI 1485 may reduce the rate of progression of this disabling disease. The Phase II clinical trial is a multicenter, randomized, double-blind, placebo-controlled evaluation of the safety, pharmacokinetics and efficacy of GPI 1485 in patients with mild to moderate Parkinson’s disease. A total of 200 patients will be enrolled and randomly assigned to receive either placebo or GPI 1485 orally four times a day. We expect the study to be completed in 2005.

      We have more than 60 U.S. patents protecting our Neuroimmunophilin ligand technology.

     AQUAVAN™ Injection

      In the first quarter of 2000, we licensed from ProQuest Pharmaceuticals Inc., or ProQuest, rights relating to a novel prodrug of a widely-used anesthetic, propofol. A prodrug is a compound that is converted in the body into an active drug. The prodrug, which we have named AQUAVAN™ Injection, is water-soluble and converts to propofol upon intravenous administration. In contrast, propofol, which has been approved for use by the FDA, is itself administered in a lipid emulsion, which can cause complications. AQUAVAN™

Injection may offer clinical benefit to patients in a number of settings, including as an ICU sedating agent, an anesthesia-induction drug and for conscious sedation in outpatient procedures, such as colonoscopy.

      Since we licensed AQUAVAN™ Injection from ProQuest, we have conducted four Phase I clinical studies in Europe in healthy volunteers and one Phase I clinical study in the United States. In July 2002, we announced the commencement of a Phase II clinical trial of AQUAVAN™ Injection in patients undergoing coronary artery surgery. This study, taking place in Europe, is the first use of AQUAVAN™ Injection in surgical patients. The purpose of the study was to evaluate the safety, tolerability and efficacy of AQUAVAN™ Injection, compared to DIPRIVAN® Injectable Emulsion (i.e., the branded formulation of propofol), for use in pre-operative sedation, anesthesia induction and maintenance, and post-operative ICU sedation in patients undergoing coronary artery bypass surgery.

      In February 2003, we announced the commencement of a Phase II clinical trial of AQUAVAN™ Injection in the United States in patients undergoing conscious sedation during elective colonoscopy. The first part of the Phase II trial is a dose ranging pilot study to determine the optimal sedative dose of AQUAVAN™ Injection for use in achieving conscious sedation in patients. Once identified, the second phase of the trial will investigate and compare the effects of AQUAVAN™ Injection to Midazolam HCI in patients undergoing colonoscopy.

      We have exclusive rights in the U.S. to a composition of matter patent covering AQUAVAN™ Injection.

     DOPASCAN® Injection

      DOPASCAN® Injection was invented by scientists at the Research Triangle Institute, or RTI, in Research Triangle Park, North Carolina. In 1994, we obtained exclusive rights to patents covering DOPASCAN® Injection from RTI.

      DOPASCAN® Injection is our product candidate for the diagnosis and monitoring of Parkinson’s disease. It is administered intravenously in trace quantities and allows physicians to obtain images and measure the degeneration of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain. They degenerate in patients with Parkinson’s disease. Parkinson’s disease affects more than 900,000 patients in the United States.

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

      Following intravenous injections with DOPASCAN® Injection, images of a subject’s brain are obtained with a SPECT camera and may identify the loss of dopamine neurons in the brain. To date, over 2,000 patients have been imaged in the United States and Europe using DOPASCAN® Injection. In a multi-center Phase IIb clinical trial conducted by the Parkinson’s Study Group in the United States and completed in 1997, DOPASCAN® Injection accurately differentiated patients clinically diagnosed with a Parkinsonian disorder (i.e., Parkinson’s disease and progressive supranuclear palsy) from subjects without a Parkinsonian disorder (e.g., essential tremor and healthy controls) with a high sensitivity (98%) and specificity (97%). In addition, no serious adverse events were attributed to DOPASCAN® Injection in this study.

      There can be no assurance, however, that similar results will be seen in any other clinical trials for DOPASCAN® Injection that may be conducted in the future or that the FDA will approve DOPASCAN® Injection as a safe and effective diagnostic.

      We have entered into an agreement with DRL, a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN® Injection in Japan, Korea and Taiwan. DRL has informed us that it completed a Phase III clinical trial with the product in July 2002, and expects to file an application for marketing approval in Japan with the Japanese Health Authority in the first half of 2003.

      In January 2002, we announced that we sublicensed European rights for the development and commercialization of DOPASCAN® Injection to MAP, a division of Schering AG located in Finland. Under the terms of the agreement, MAP and its affiliated companies received exclusive development, marketing, sales and distribution rights to DOPASCAN® Injection for all European Union member states and other select European markets. Under the agreement, MAP will be responsible for seeking regulatory approvals, and for manufacturing, marketing and selling DOPASCAN® Injection in these countries. MAP has informed us that it submitted an application to receive regulatory approval in Finland for DOPASCAN® Injection in April 2002. It expects the Finnish regulatory authorities to respond to this application by April 2003.

      In May 2002, we sublicensed DOPASCAN® Injection to Molecular Neuroimaging LLC, or MNI, a privately held company based in New Haven, Connecticut that specializes in the use of brain imaging technologies for, among other purposes, the analysis of clinical trials of pharmaceutical product candidates targeting neurodegenerative diseases. Under the terms of our agreement with MNI, except under limited circumstances, MNI pays us a royalty for each administration of DOPASCAN® Injection. During the term of our agreement, MNI has also agreed to provide us with favorable pricing for its services (including the administration of DOPASCAN® Injection) for any clinical trials for our product candidates. Presently, we have engaged MNI to provide its services for our clinical trial of GPI 1485 for Parkinson’s disease. MNI’s sublicense to DOPASCAN® Injection terminates upon the FDA’s approval of the product candidate for marketing and sale in the United States.

Pre-Clinical and Research Programs

     GPI 16072 and Other NAALADase Inhibitor Compounds

      NAALADase, or N-Acetylated-Alpha-Linked-Acid-Dipeptidase, is a membrane-bound enzyme found principally in the central and peripheral nervous system. NAALADase is believed to play a role in modulating the release of glutamate in the nervous system. Glutamate is one of the brain’s most common chemical messengers. Under normal conditions, glutamate is released into a microscopic space — called the synapse — that exists between neurons in the brain. There, it stimulates post-synaptic glutamate receptors, an action that is critical to such functions as learning, memory and motor control. However, during conditions of acute injury or chronic disease, there may be a large increase in glutamate release that incites a cascade of biochemical events, ultimately leading to cell injury and death.

      Our NAALADase inhibitor program is aimed at developing a commercial drug to block excessive glutamate release. Our initial target is diabetic neuropathy, a debilitating and progressive disorder involving increased pain sensitivity, tingling, weakness and numbness in a patient’s extremities. It is believed to affect about one million people in the United States, yet there are no approved drugs to treat this disabling condition.

      We are additionally evaluating the use of NAALADase inhibitors as potential protective therapies for a range of chronic neurodegenerative disorders. We have created several unique classes of NAALADase inhibitors as a way to diversify our research and maximize potential therapeutic applications in peripheral neuropathy, chronic pain, schizophrenia, Lou Gehrig’s Disease (ALS), epilepsy, head and spinal cord trauma, stroke, Alzheimer’s and Parkinson’s disease.

      In several animal models of diabetic neuropathy and neuropathic pain, our NAALADase inhibitors appear to normalize pain sensitivity, increase nerve conduction velocity and prevent nerve degeneration. Initially, we selected GPI 5693 as a lead NAALADase inhibitor compound and commenced Phase I clinical studies with this compound in early 2001 for the treatment of neuropathic pain and the underlying disease process associated with diabetic peripheral neuropathy. This Phase I Study, conducted in Europe, evaluated the safety, tolerability and pharmacokinetics of the compound in healthy subjects and suggested that it may be well tolerated at dose levels up to 750mg per day. During 2001 and 2002, our scientists identified GPI 16072 and other second-generation NAALADase inhibitor compounds, which appear to be up to 100 times more potent than GPI 5693 in pre-clinical studies. The increased potency of GPI 16072 may permit a lower dose of the compound to provide the same or greater therapeutic effect than higher dosages of less potent compounds, thereby reducing the potential for side effects. We have completed extensive pre-clinical work with GPI 16072 and have determined that it could be advanced into clinical trials with the assistance of a future corporate partner for this program.

      We have 35 U.S. patents and corresponding foreign counterparts protecting our NAALADase technology.

     Other Neuroimmunophilin ligands and other neurotrophic and cytoprotective small molecules

      Our scientists have also developed potent, novel, orally-active small molecule ligands of cyclophilin that may be neuroprotective and neuroregenerative. These compounds have shown neuroprotection and neurite outgrowth in animal models of neurodegeneration. These activities may be mediated by the actions of cyclophilin ligands on maintaining mitochondrial viability and function. Cyclophilin ligands might be useful in the treatment of cerebral ischemia, heart ischemia, Huntington’s Disease, age-related macular degeneration, traumatic brain injury, spinal cord injury and peripheral neuropathy.

Reorganization

      On July 30, 2002, we announced a reorganization of our research and development programs, which included a workforce reduction of 58 employees, most of whom worked in the areas of research and development. In connection with this reorganization, we suspended further development of our polyphosphoester biopolymer drug delivery program, or PPE Program, and our PARP inhibitor research program. The PPE Program included our PACLIMER® Microspheres and LIDOCAINE-PE Microspheres (formerly known as LIDOMER Microspheres) development programs. PACLIMER® Microspheres is a product candidate for investigating controlled, site-specific administration and release of paclitaxel (brand name TAXOL®) for ovarian cancer and non-small cell lung cancer. LIDOCAINE-PE Microspheres is a product candidate for controlled, site-specific administration and release of LIDOCAINE, a commonly used analgesic, for post-operative pain. Our PARP inhibitor research program investigated the inhibition of the PARP enzyme for the prevention of cell necrosis in connection with the occurrence of conditions such as stroke and heart attack.

      In order to further develop the programs that were affected by this reorganization, we are pursuing corporate partnerships and other similar licensing transactions.

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

      Upon FDA approval, a drug may only be marketed in the United States for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-approval testing and surveillance to monitor a drug in larger and more diverse patient populations. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with the FDA’s applicable cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to spend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with its cGMP regulations. Adverse experiences with the commercialized product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

     Full Clinical Testing Requirements

      The steps required before a drug may be commercially distributed in the United States include: (i) conducting appropriate pre-clinical laboratory and animal tests; (ii) submitting to the FDA an application for an IND, which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a New Drug Application (NDA) for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. NDA’s also must include a description of the manufacturing processes, including quality control procedures and validation requirements.

      With respect to a drug product with an active ingredient not previously approved by the FDA, the manufacturer must usually submit a full NDA, including complete reports of pre-clinical, clinical and laboratory studies, to prove that the product is safe and effective. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the dose or method of drug delivery is changed. In addition, the manufacturer of an approved drug may be required to submit for the FDA’s review and approval a supplemental NDA, including reports of appropriate clinical testing, prior to marketing the drug with additional indications or making other significant changes to the product or its manufacture. A manufacturer intending to conduct clinical trials ordinarily will be required first to submit an IND to the FDA containing information relating to previously conducted pre-clinical studies.

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

      Clinical trials for new drugs typically are conducted in three phases, are subject to detailed protocols and must be conducted in accordance with the FDA’s regulations concerning good clinical practices (GCPs). Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted in the United States must be submitted for review to the FDA as part of the IND. The FDA’s review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an independent institutional review board (IRB) established pursuant to FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns arise, or regulatory requirements are not met.

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

      Reports of results of the pre-clinical studies and clinical trials for non-biological drugs are submitted to the FDA in the form of an NDA for approval of marketing and commercial shipment. The NDA typically includes information pertaining to the preparation of drug substances, analytical methods, drug product formulation, and details on the manufacture of finished product as well as proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. Approval of a non-biological drug is dependent on a variety of factors, particularly on evidence consisting of adequate and well-controlled investigations. FDA will often use advisory committees to help decide whether a new product or new uses should be approved. Committee recommendations are purely advisory, and the FDA does not have to follow them, but frequently does.

      User fee legislation now requires the submission in federal fiscal year 2003 of $313,320, to cover the costs of FDA review of a full NDA. Annual fees are also required for certain approved prescription drugs and for their manufacturers. The current user fee legislation expires at the end of September 2007. The failure to reauthorize PDUFA could have a serious impact on the review times and approval rates for all drugs, including Guilford’s candidate drugs.

      The median FDA approval time is currently about 15 months for new drugs subject to user fee legislation, although clinical development, reviews, or approvals of treatments for cancer and other serious or life-threatening diseases may be accelerated, expedited or fast-tracked. In addition, approval times can vary widely among the various reviewing branches of the FDA. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. In certain limited cases the FDA may consider one clinical study sufficient. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests) or require other conditions for approval. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

      Confirmatory studies similar to Phase III clinical studies may be conducted after, rather than before, FDA approval under certain circumstances. The FDA may determine under its expedited, accelerated, or fast-track provisions that previous limited studies establish an adequate basis for drug product approval, provided that the sponsor agrees to conduct additional studies after approval to verify safety and effectiveness. Treatment of patients not in clinical trials with an experimental drug may also be allowed under a Treatment IND before general marketing begins. Charging for an investigational drug also may be allowed under a Treatment IND to recover certain costs of development if various requirements are met. These cost-recovery, Treatment IND, and expedited, accelerated or fast-track approval provisions are limited, for example, to drug products (i) intended to treat AIDS or other serious severely debilitating or life-threatening diseases, especially and that provide meaningful therapeutic benefit to patients over existing treatments, (ii) that are for diseases for which no satisfactory alternative therapy exists, or (iii) that address an unmet medical need. No assurances exist that our product candidates will qualify for cost-recovery, expedited, accelerated, or fast-track approvals or for treatment use under the FDA’s regulations or the current statutory provisions.

      The full NDA process for newly marketed non-biological drugs, such as those being developed by us, including neuroimmunophilin ligand products and inhibitors of NAALADase, can take a number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all, or that we will have sufficient resources to carry such potential products through the regulatory approval process.

     Abbreviated Testing Requirements

      The Drug Price Competition and Patent Term Restoration Act of 1984 (“DPC-PTR Act”) established abbreviated procedures for obtaining FDA approval for many non-biological drugs which are off-patent and whose marketing exclusivity has expired. Applicability of the DPC-PTR Act means that a full NDA is not required for approval of a competitive product. Abbreviated requirements are applicable to drugs which are, for example, either bioequivalent to brand-name drugs, or otherwise similar to brand-name drugs, such that all the safety and efficacy studies previously done on the innovator product need not be repeated for approval. Changes in approved drug products, such as in the delivery system, dosage form, or strength, can be the subject of abbreviated application requirements. There can be no assurance that abbreviated applications will be available or suitable for our non-biological drug products.

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

     Other Regulation

      Products marketed outside the United States, which are manufactured in the United States are subject to certain FDA export regulations, as well as regulation by the country in which the products are to be sold. U.S. law can prohibit the export of unapproved drugs to certain countries abroad. We also would be subject to foreign regulatory requirements governing clinical trials and pharmaceutical sales, if products are marketed abroad. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must usually be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

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

      In comparison, Italy generally establishes prices for pharmaceuticals based on a price monitoring system. The reference price is the European average price calculated on the basis of the prices in four reference markets: France, Spain, Germany and the U.K. Italy typically establishes the price of medicines belonging to the same therapeutic class on the lowest price for a medicine belonging to that category (i.e., same active principle, same pharmaceutical form, same route of administration). Spain generally establishes the selling price for new pharmaceuticals based on the prime cost, plus a profit margin within a range established each year by the Spanish Commission for Economic Affairs. Promotional and advertising costs are limited.

      In Canada, prices for most new drugs are generally limited such that the cost of therapy for the new drug is in the range of the cost of therapy for existing drugs used to treat the same disease in Canada. Prices of breakthrough drugs and those which bring a substantial improvement are generally limited to the median of the prices charged for those drugs in other industrialized countries, such as France, Germany, Italy, Sweden, Switzerland, the U.K. and the United States.

      There can be no assurance that any country which has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements for GLIADEL® Wafer, or if approved, our product candidates.

      We are also governed by other federal, state and local laws. These laws include, but are not limited to, those regulating working conditions enforced by the Occupational Safety and Health Administration and regulating environmental hazards under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other environmental laws enforced by the United States Environmental Protection Agency (“USEPA”). The Drug Enforcement Agency (DEA) regulates controlled substances, such as narcotics. A precursor compound to DOPASCAN® Injection is a tropane-derivative similar to cocaine and thus is subject to DEA regulations. Establishments handling controlled substances must, for example, be registered and inspected by the DEA, and may be subject to export, import, security and production quota requirements. Radiolabeled products, including drugs, are also subject to regulation by the Department of Transportation and to state and federal licensing requirements. Various states often have comparable health and environmental laws, such as those governing the use and disposal of controlled and radiolabeled products.

Intellectual Property Rights

      As of December 31, 2002, we owned or had licensed rights to more than 130 U.S. patents and more than 100 foreign patents. In addition, we owned or had licensed more than 750 pending applications worldwide. We also own registered trademarks to DOPASCAN®, PACLIMER®, and GLIADEL® and have an allowed trademark application to AQUAVAN™ in the United States.

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

      We could also be required to participate in U.S. interference proceedings or international patent oppositions. In fact, in order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed a European opposition in 1998 to revoke another company’s European patent. In 2000, we won this opposition, and the subject patent was revoked. However, the patentee has appealed the initial determination, and the patent could be reinstated. If the patent is reinstated, litigation could ultimately result.

     Technology Licensing Agreements

      In March 1994, we entered into an agreement (the “GLIADEL® Wafer Agreement”) with Scios Inc. pursuant to which we licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL® Wafer is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. will expire in 2006. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL® Wafer Agreement to MIT.

      Under the GLIADEL® Wafer Agreement, we are obligated to pay a royalty on all net sales of products incorporating the technology covered by the Agreement, as well as a percentage of all royalties received by us from sublicensees and certain advance and minimum annual royalty payments. We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL® Wafer. In addition, we are obligated to meet certain development milestones. Although we believe that we can comply with such obligations, our failure to perform these obligations could result in losing our rights to new polymer-based products.

      In June 1996, we entered into a license agreement with MIT and Johns Hopkins regarding a patent application covering biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (TAXOL®) and camptothecin). Under this agreement, we are obligated to make certain annual and milestone payments to MIT and to pay royalties based on any sales of products incorporating the technology licensed to us. Furthermore, under the terms of the agreement, we have committed to spend minimum amounts to develop the technology and to meet certain development milestones, including filing a New Drug Application for this technology by June 25, 2006. Our failure to perform these obligations could result in losing our rights to such technology. In addition, the underlying patents are subject to march-in rights of the U.S. government.

      In July 1996, we entered into a license agreement with Johns Hopkins that currently covers several U.S. patents respecting certain PPEs developed at Johns Hopkins and patent applications for additional PPEs. This agreement, among other things, requires us to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum yearly amounts for, and meet deadlines regarding development of this technology, including filing a New Drug Application for this technology by July 18, 2006. If we fail to meet these requirements, the agreement could be terminated. In the event of termination of these licenses, we would lose our rights to the use of the licensed technology. In addition, the underlying patents are subject to march-in rights of the U.S. government.

      We have entered into exclusive license agreements with Johns Hopkins, to patents covering the neurotrophic use of neuroimmunophilin ligands. We have also entered into exclusive license agreements with Johns Hopkins regarding the rights to the inhibition of PARP and other technologies for neuroprotective uses. These agreements require us to pay, among other things, certain processing, maintenance, and/or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of the technologies. In the event of termination of these licenses, we would lose our rights to use the licensed technology.

      We obtained exclusive worldwide rights to DOPASCAN® Injection pursuant to a March 1994 license agreement (the RTI Agreement) with Research Triangle Institute (RTI), which grants us rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain which are or may be useful as dopamine neuron imaging agents. DOPASCAN® Injection and certain related precursors and analogues are covered by U.S. patents, which expire in 2009, as well as certain related international patents and patent applications.

      Under the RTI Agreement, we reimbursed RTI for certain past patent-related expenses and agreed to make annual payments to RTI to support mutually agreed-upon research that was conducted at RTI through March 1999. In addition, we are obligated to pay RTI a royalty on gross revenues we receive from products derived from the licensed technology and from sublicensee proceeds and to make certain minimum royalty payments following the first commercial sale of such products. We must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. Our failure to perform our obligations under the RTI Agreement in the future could result in termination of the license, and loss of our right to use this technology.

      In March 2000, we entered into a license agreement with ProQuest Pharmaceuticals Inc., or ProQuest, which granted us exclusive worldwide development and commercialization rights to a prodrug of propofol, which we later named AQUAVAN™ Injection. Under the terms of the license agreement, we made an upfront payment to ProQuest in exchange for an equity position in the company and we are required to make additional payments to ProQuest based on the achievement of certain development milestones. We are also required to pay ProQuest royalties on AQUAVAN™ Injection sales.

     United States Government Rights

      Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights. Government rights in inventions conceived or reduced to practice under a government-funded program (“subject inventions”) may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant licenses which shall be exclusive under any of such inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to a subject invention if there is a failure to disclose the invention and elect title within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. Some of our principal technology license agreements contain provisions recognizing these government rights.

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

      We are aware of several competing approaches for the treatment of malignant glioma, including using radioactive seeds for interstitial radiotherapy, increasing the permeability of the blood-brain barrier to chemotherapeutic agents, sensitizing cancer cells to chemotherapeutic agents using gene therapy and developing chemotherapeutics directed to specific receptors in brain tumors. Furthermore, our patent protection for GLIADEL® Wafer ends in 2006. At that time, others may try to copy the wafer and enter the market as a generic drug through applicable FDA procedures.

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

      The anesthesia/sedation field is concentrated in the United States mainly among four major companies, with several other companies doing research in the field. There are numerous products currently on the market that are accepted as relatively safe and effective anesthetic agents and sedation agents. In addition, we are aware of several companies that are seeking to develop water soluble formulations of propofol. We cannot be sure that we can successfully develop AQUAVAN™ Injection into a safe and effective drug or that it will be cleared for marketing. Even if we are able to market AQUAVAN™ Injection, the commercial prospects for it will depend heavily on its safety and efficacy profile relative to alternatives then available in the market.

      Although our PACLIMER® Microspheres and Lidocaine-PE Microspheres are based on a proprietary polymer system, this technology could compete with other developing and existing drug delivery technologies. We are aware of several other companies that are seeking to develop sustained release injectable products for pain, including post-surgical pain. Additionally, other companies are engaged in the development of improved formulations of paclitaxel.

      We believe that at least two other companies are clinically evaluating imaging agents for dopamine neurons. In addition, a variety of radiolabeled compounds for use with Positron Emission Tomography (PET) scanners have been used to image dopamine neurons successfully in patients with Parkinson’s disease. PET scanning is currently only available in a limited number of hospitals in the United States and Europe.

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

Research and Development Expenses

      Our research and development expenses were $46.1 million, $54.3 million and $46.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31

	2002	2001	2000

Pharmaceutical technologies	$20,815	$24,512	$21,087
Biopolymer technologies	4,990	8,563	8,648
Indirect expenses	20,298	21,197	17,165

	$46,103	$54,272	$46,900

     Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses decreased in 2002, compared to 2001, primarily due to a decrease in expenses in our NAALADase inhibitor program resulting from the completion of our Phase I clinical trials of GPI 5693 (a lead NAALADase inhibitor compound). The decrease in spending on our NAALADase inhibitors was partially offset by an increase in spending on our neuroimmunophilin ligand technology and our AQUAVAN™ Injection program. For 2003, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVAN™ Injection, the preparation for, and initiation of, one or more Phase II clinical trials of GPI 1485, our lead neuroimmunophilin ligand compound and additional NAALADase inhibitor program research.

      Research and development expenses related to our pharmaceutical and related technologies increased in 2001 compared to 2000. This increase is the result of advancing AQUAVAN™ Injection and GPI 5693 into clinical trials and was offset by a reduction in expenses associated with our neuroimmunophilin program, as Amgen Inc., our former corporate partner, completed its research funding to us.

     Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in 2002, compared to 2001, due to a decrease in expenses incurred in connection with the clinical development of both PACLIMER®

Microspheres and Lidocaine-PE (formerly LIDOMERTM Microspheres). The decrease in clinical development expenses resulted from the completion of our clinical trials for PACLIMER® Microspheres (ovarian cancer) and Lidocaine-PE (post-operative pain) during the first quarter of 2002. In connection with our corporate restructuring in the third quarter of 2002, we terminated the clinical trial for PACLIMER® Microspheres (lung cancer). We, therefore, expect research and development expenses related to our biopolymer technology to further decrease during the remainder of 2003, compared to 2002. Currently, we do not plan to conduct additional research or clinical testing of our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies.

      With respect to our biopolymer technologies, the modest decrease in 2001 compared to 2000 reflects less development expenses incurred related to PACLIMER® Microspheres offset by an increase in expenses related to Lidocaine-PE as it advanced into the clinical trial.

     Indirect Expenses

      Our indirect research and development expenses decreased for the year ended 2002 compared to 2001, in part due to decreased overhead and a reduction in force in the second half of 2002. The increase from the year ended 2000 to 2001 was caused by increased costs to operate our facilities as well as increased general research and development management activity. These expenses include the costs of operating and maintaining our facilities, property and equipment, to the extent used in connection with the research and development of our technologies, as well as the costs of our general management of research and development projects.

Product Liability and Insurance

      Product liability risk is inherent in the testing, manufacture, marketing and sale of GLIADEL® Wafer and our product candidates, and there can be no assurance that we will be able to avoid significant product liability exposure. While we currently maintain product liability insurance covering clinical trials and product sales, there can be no assurance that this or any future insurance coverage obtained by us will be adequate or that claims will be covered by our insurance. Our insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to us in the future on acceptable terms, or at all.

Employees

      At December 31, 2002, we employed 235 individuals. Of these 235 employees, 134 were employed in the areas of research and product development and in the manufacturing and quality control of GLIADEL® Wafer. The remaining 101 employees performed selling, general and administrative functions, including sales and marketing, executive, finance and administration, legal and business development. None of our employees are currently represented by a labor union. To date, we have not experienced work stoppages related to labor issues and we believe our relations with our employees are good.

      Hiring and retaining qualified personnel are important factors for our future success. There can be no assurance that we will be able to continue to hire qualified personnel and, if hired, that we will be able to retain these individuals.

Item 1A.     Executive Officers and Other Significant Employees of Registrant

      Craig R. Smith, M.D., Chairman of the Board of Directors, President and Chief Executive Officer, age 57, joined the Company as a Director when the Company was founded in July 1993. Dr. Smith was elected President and Chief Executive Officer in August 1993 and Chairman of the Board in January 1994. Prior to joining the Company, Dr. Smith was Senior Vice President for Business and Market Development at Centocor, Inc., a biotechnology company. Before joining Centocor, Dr. Smith served on the Faculty of the Department of Medicine at Johns Hopkins Medical School. Dr. Smith received his M.D. from the State University of New York at Buffalo in 1972 and received training in Internal Medicine at Johns Hopkins Hospital from 1972 to 1975.

      Andrew R. Jordan, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer, age 55, joined the Company as Vice President, Secretary, Treasurer and Chief Financial Officer in September 1993. In January 1997, he became Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer and in February 2003, he was promoted to Executive Vice President. Prior to joining the Company, Mr. Jordan held various positions with KPMG LLP, a public accounting firm, including partner since 1983. Mr. Jordan’s experience at KPMG LLP included advising early-stage and emerging technology companies and initial and secondary public equity and debt offerings. He received his B.A. from Rutgers College in 1969 and his MBA from Rutgers Graduate School of Business in 1973 and is a Certified Public Accountant.

      John P. Brennan, Senior Vice President, Technical Operations, age 60, joined the Company as Vice President, Operations in January 1994 and became Senior Vice President, Technical Operations in January 1997. From 1980 to 1993, he was Vice President, Technical Operations and Manufacturing for G.D. Searle and Co., where he was responsible for the operation of manufacturing plants in North America, Latin America and Europe and the worldwide pharmaceutical and process technology. Mr. Brennan received his B.S. in Chemistry from the Philadelphia College of Pharmacy and Science in 1968 and attended the Wharton Graduate Management Program in 1976.

      Thomas C. Seoh, Senior Vice President, Corporate and Commercial Development and Strategic Planning, age 45, joined the Company in April 1995, as Vice President, General Counsel and Secretary. In August 1999, he was promoted to Senior Vice President. In February 2001, he became Senior Vice President, Corporate Development, General Counsel and Secretary and in February 2002 he became Senior Vice President, Corporate and Commercial Development and Strategic Planning. Mr. Seoh previously held legal management positions with ICN Pharmaceuticals, Inc., including Vice President and Associate General Counsel, and with Consolidated Press U.S., Inc., and was associated with the New York and London offices of Lord Day & Lord, Barrett Smith. Mr. Seoh received his J.D. and A.B. from Harvard University.

      Nancy J. Linck, Ph.D., J.D., Senior Vice President and General Counsel, age 61, joined the Company as Vice President, Intellectual Property in November 1998. In February 2001, Dr. Linck was promoted to Senior Vice President, Intellectual Property and Deputy General Counsel. Dr. Linck became Senior Vice President, General Counsel and Secretary in February 2002. From 1994 to 1998, Dr. Linck was Solicitor for the U.S. Patent and Trademark Office, where she acted as general counsel for the Commissioner of Patents and Trademarks. From 1987 to 1994, Dr. Linck worked as a patent and trademark litigator at the intellectual property law firm of Cushman, Darby & Cushman, first as an associate from 1987 to 1990, and later as a partner from 1991 to 1994. Since 1995, Dr. Linck has served as an Adjunct Professor of Law, first at George Washington University School of Law and presently at Georgetown University Law Center. Dr. Linck received her B.S. in Chemistry from the University of California, Berkeley, her M.S. and Ph.D. in Inorganic Chemistry from the University of California, San Diego, and her J.D. from Western New England College School of Law.

      William C. Vincek, Ph.D., Senior Vice President, Pharmaceutical and Chemical Development, age 55, joined the Company as Vice President, Corporate Quality in August 1997. In August 1999, he became Vice President, Pharmaceutical & Chemical Development. In February 2002, Dr. Vincek was promoted to Senior Vice President, Pharmaceutical and Chemical Development. From November 1993 until Dr. Vincek joined the Company, he was Group Director, CMC & Pre-clinical Regulatory Affairs and Global Research and Development GMP Quality Assurance at Glaxo Wellcome, Inc. Prior to that time, Dr. Vincek held various positions at SmithKline Beecham Pharmaceuticals and related entities. Dr. Vincek received his Ph.D. and M.S. in Medicinal Chemistry from the University of Kansas. Dr. Vincek received a B.S. in Chemistry from Colorado State University.

      Margaret M. Contessa, Senior Vice President, Human Resources, age 54, joined Guilford as Vice President, Human Resources in November 2000. In February 2002, Ms. Contessa was promoted to Senior Vice President, Human Resources. Prior to joining Guilford, from March 1998 to January 1999, Ms. Contessa was Vice President, Human Resources of Witco Corporation, a manufacturer of specialty chemicals located in Greenwich, Connecticut. From 1986 through 1998, she was employed by Engelhard Corporation as Director,

Human Resources, and prior to that held various human resources positions with Schering Plough and BASF. Ms. Contessa received her B.S. in Management Science at Fairleigh Dickinson University in 1977 and received training at Harvard and Columbia University.

      Barbara S. Slusher, Ph.D., Senior Vice President, Research, Animals, & Toxicology, age 38, joined Guilford in January 1995 as Principal Scientist and Group Leader in Research and Development. Dr. Slusher was promoted to Senior Vice President, Research, Animals & Toxicology in August 2002 after being named Vice President, Biology in February 2000. From April 1992 until Dr. Slusher joined Guilford, she was Senior Research Pharmacologist for Zeneca Pharmaceuticals Inc. Dr. Slusher received her Ph.D. in Pharmacology and Molecular Sciences from the Johns Hopkins School of Medicine in 1991 and her Master’s degree in Management from the Johns Hopkins School of Continuing Studies in 1991. Dr. Slusher received her B.S. degree in Chemistry from Dickinson College in 1986.

      Denise D. Battles, Vice President, Corporate Quality, age 47, joined Guilford in August 1994 as Director of Quality Assurance and became Senior Director of Product Compliance in August 1997. Ms. Battles was promoted to Vice President of Corporate Quality in August 1999. Prior to joining the Company, Ms. Battles was employed by Pharmaceutical Systems, Incorporated as the Director of Quality Assurance and held various positions with Quality Control and Quality Assurance at Baxter Healthcare Corporation. Ms. Battles received her B.S. in Biology from Fisk University in 1977 and received training at the Lake Forest Graduate School of Management.

      Valerie D. Riddle, M.D., Vice President, Clinical Affairs, age 42, joined Guilford in January 2001, as Vice President, Medical Affairs. In August 2002, she was promoted to Vice President, Clinical Affairs. Prior to joining Guilford, Dr. Riddle was Senior Director, Medical Sciences at MedImmune, Inc. since 1998. From 1990 to 1998, Dr. Riddle held various positions with the Washington Hospital Center, most recently as Director, HIV/ AIDS Service, Section of Infectious Diseases. Dr. Riddle received her M.D. and B.A. in Chemistry from the University of South Florida in 1989 and 1984, respectively.

      Francesca M. Cook, Vice President, Policy and Reimbursement Services, age 38, joined Guilford in March 2001. Prior to joining the Company, Ms. Cook held various positions since 1996 with Covance Health Economics and Outcomes Services, most recently as Vice President. Before joining Covance Health Economics and Outcomes Services, Ms. Cook was a Legislative Assistant for the Office of Senator Carol Moseley-Braun, United States Senate in Washington, D.C. Ms. Cook received her Master of Public Health degree in 1988 from Yale University School of Medicine, Department of Epidemiology and Public Health. She received her Bachelor of Arts degree in Biology in 1986 from Mount Holyoke College.

      Jean-Marie Vallet, Vice President, Business Development, age 47, joined Guilford in May 2002. From 2000 to 2001, Dr. Vallet was Corporate Vice President and President Human Healthcare for Valigen, a functional genomics company. From 1996 to 2000, he held several positions with Bristol-Myers Squibb, including, Vice President, Business Development for the European region. Dr. Vallet holds a Master’s Degree in Biochemistry and Genetics from the University of Paris XI. He received his Ph.D. in Molecular Biology from the University of Geneva and an MBA from IMD in Lausanne, Switzerland.

      Michael Kelly, Vice President, Sales and Marketing, age 38, joined the Company in December 2002. Prior to joining the Company he held various positions with Viropharma Incorporated, most recently as Vice President of Sales from January 2001 through December 2002, and before that as Vice President of Marketing from January 2000 through December 2000. In 1997, Mr. Kelly joined Viropharma as Executive Director of Marketing. From 1991 until 1997, Mr. Kelly held various positions at TAP Pharmaceuticals, a pharmaceutical company, the latest being Manager of Hospital Account Executives within the Mid-Atlantic Region. Mr. Kelly received his B.S. in Marketing from the Trenton State College and his M.B.A. from Rider College.

      Asher M. Rubin, Vice President, Deputy General Counsel and Secretary, age 32, joined the Company in October 2000, as Senior Corporate Counsel and Assistant Secretary. He was promoted to Associate General Counsel and Assistant Secretary in August 2001, to Deputy General Counsel and Assistant Secretary in February 2002, and to Vice President, Deputy General Counsel and Secretary in February 2003. Prior to joining the Company, Mr. Rubin was an associate with the law firm of Miles & Stockbridge P.C., in

Baltimore, Maryland from February 1997 through October 2000. Mr. Rubin received his A.B. in Policy Sciences and Public Affairs from Duke University in 1992 and his J.D. from the University of Maryland School of Law in 1995.

Item 2.     Properties

      In August 1994, we entered into a lease for an approximately 83,000 square foot building in Baltimore, Maryland that currently serves as our headquarters, which we expanded in 1998 to approximately 90,000 square feet. We currently occupy 23,000 square feet for office space, 18,000 square feet for manufacturing space for GLIADEL® Wafer, and 49,000 square feet of research and development laboratories. The initial term of the lease expires in June 2005. Thereafter, we may exercise two five-year renewal options, or we may exercise a purchase option any time after the ninth year of the lease for the then-current fair market value.

      In February 1998, we entered into an operating lease with a trust affiliated with First Union National Bank for the construction and occupancy of a new laboratory and office facility, consisting of approximately 77,000 square feet. We took possession of this facility in June 1999. The lease expires in February 2005, at which time we have an option (i) to purchase the property or (ii) to sell the property on behalf of the trust (subject to certain limitations and related obligations). In addition, we may, with the consent of First Union, enter into a new lease arrangement for the facility.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more complete description of the Company’s arrangements with First Union. In addition, see Leases footnote 11 in the Notes to the Consolidated Financial Statements.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2002.

Item 4A.     Risk Factors

      An investment in our stock is very speculative and involves a high degree of risk. You should carefully consider the following important factors, as well as the other information in this report and our other SEC filings, before purchasing our stock.

We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of December 31, 2002, we had an accumulated deficit of approximately $249.6 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.

      Our product candidates are in research or various stages of pre-clinical and clinical development. Except for GLIADEL® Wafer, none of our products or product candidates may be sold to the public. Nearly all of our past revenues have come from:

•	payments from Aventis and Amgen under now terminated agreements with each of them, supporting the research, development and commercialization of our product candidates;

•	royalty payments from Aventis’ sale and distribution of GLIADEL® Wafer; and

•	our sale and distribution of GLIADEL® Wafer.

      Presently, we receive significant revenue only from the sale of GLIADEL® Wafer and we do not expect that revenue to be sufficient to support all our anticipated future activities. We do not expect to generate revenue from the sale of our product candidates for the next several years, if ever, because of the significant risks associated with pharmaceutical product development.

      Many factors will dictate our ability to achieve sustained profitability in the future, including:

•	the successful development of and our ability to successfully market, sell and distribute our products, including GLIADEL® Wafer;

•	the successful development of our product candidates either on our own, or together with future corporate partners with whom we enter into collaborative or license agreements; and

•	the ability to in-license or acquire additional products in our targeted markets.

We depend on a single product, GLIADEL® Wafer, for revenues.

      Our short-term prospects depend heavily on sales of GLIADEL® Wafer, our only commercial product. We commercially launched GLIADEL® Wafer in the United States in February 1997. We do not know whether the product will ever gain broad market acceptance. If GLIADEL® Wafer fails to gain broad market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

      Until February 25, 2003, we only had approval from the FDA to market GLIADEL® Wafer in the United States for only a limited subset of patients who suffer from brain cancer. Our approval is for those patients who have a brain tumor surgically removed and have “recurrent” forms of a type of brain cancer called glioblastoma multiforme, or GBM. A “recurrent” GBM is one in which the cancer has returned after initial surgery to remove a brain tumor. The number of patients undergoing recurrent surgery for GBM is very limited, and we believe the total number of patients on an annual basis who have GBM in the United States is approximately 3,000 to 4,000.

      On February 25, 2003, we received FDA approval to market GLIADEL® Wafer for patients undergoing initial surgery for malignant glioma in conjunction with surgery and radiation. The number of patients undergoing initial surgery is estimated to be 8,000 per year.

      In addition, in January 2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing initial surgery for malignant glioma. In November 2002, we withdrew those applications and plan to resubmit them now that the FDA has approved our amended sNDA. Presently, GLIADEL® Wafer is approved for recurrent GBM market in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is currently approved for first-line therapy only in the United States and Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited, which reduces the likelihood of increasing the revenues that we receive from sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprise a small percentage of worldwide sales of GLIADEL® Wafer.

      GLIADEL® Wafer is a very fragile product and can easily break into many pieces if it is not handled with great care. Product recalls or returns due to excessive breakage of the GLIADEL® Wafers or for other reasons could also have a negative effect on our business, financial condition and results of operations.

We have limited sales experience and we expect to incur significant expense in marketing, selling and distributing GLIADEL® Wafer.

      When we began selling GLIADEL® Wafer ourselves in January 2001, it was the first time that we had undertaken direct sales and marketing activities. We, therefore, have limited experience in engaging in sales and marketing efforts. This limited experience may limit our success. Additionally, our sales and marketing efforts may use resources and require attention from management that would otherwise be provided to our drug development programs.

Our operating results are likely to fluctuate from quarter to quarter, which could cause the price of our common stock to fluctuate.

      Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue and thus our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors, including:

•	the timing and amount of sales of GLIADEL® Wafer;

•	the timing and realization of milestone and other payments from future corporate partners;

•	the timing and amount of expenses relating to our research and development, product development, and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patent and other rights to our intellectual property.

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

      From time to time, stock market professionals publish research reports covering our business and our future prospects. For a number of reasons, we may be unable to meet the expectations of these professionals and our stock price may decline. These expectations may include:

•	announcements by us or our competitors of clinical results, technological innovations, product sales, new products or product candidates;

•	developments or disputes concerning patent or proprietary rights;

•	regulatory developments affecting our products;

•	period-to-period fluctuations in the results of our operations;

•	market conditions for emerging growth companies and biopharmaceutical companies;

•	revenues received from GLIADEL® Wafer; and

•	our expenditures.

      In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been instituted against those companies. If we face such litigation, it would result in substantial costs and divert management’s attention and resources, which would negatively impact our business.

Our manufacturing capabilities are limited by the size of our facilities, our inexperience in manufacturing large quantities of product and the potential inability to locate a third party manufacturer for our product candidates.

      To commercialize GLIADEL® Wafer, we must be able to manufacture it in sufficient quantities, in compliance with regulatory requirements, and at acceptable costs. We manufacture GLIADEL®Wafer at one of our two manufacturing facilities in Baltimore, Maryland, which consists of production laboratories and redundant cleanrooms. We estimate that the facility currently being used has the capacity to manufacture approximately 20,000 GLIADEL® Wafer treatments per year, although to date, we have manufactured only limited quantities of GLIADEL® Wafer in our facilities.

      Additionally, we cannot be sure that we will be able to continue to satisfy applicable regulatory standards, including FDA requirements, and other requirements relating to the manufacture of GLIADEL® Wafer in our facilities.

      We also face risks inherent in the operation of a facility for manufacturing pharmaceutical products, including:

•	unforeseen plant shutdowns due to personnel, equipment or other factors; and

•	the possible inability of the facilities to produce GLIADEL® Wafer in quantities sufficient to meet demand.

      Any delay in the manufacture of GLIADEL® Wafer could result in delays in product shipment. Delays in product shipment would have a negative effect on our business and operating results.

      Currently, we have no manufacturing capabilities for commercial quantities of any of our product candidates. Consequently, in order to complete the commercialization process of any of our product candidates, we must either (1) acquire, build or expand our internal manufacturing capabilities, or (2) rely on third parties to manufacture these product candidates. We cannot be sure that we will be able to accomplish either of these tasks. If we are not able to do so, it would impede our efforts to bring our product candidates to market, which would adversely affect our business. Moreover, if we decide to manufacture one or more of our product candidates ourselves (rather than engage a contract manufacturer), we would incur substantial start-up expenses and would need to expand our facilities and hire additional personnel.

      Third-party manufacturers must also comply with FDA, Drug Enforcement Administration, and other regulatory requirements for their facilities. In addition, the manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product. Changes in methods of manufacture, including commercial scale-up, may, among other things, require the performance of new clinical studies.

Revenues from GLIADEL® Wafer and future products, if any, depend in part on reimbursement from health care payors, which is uncertain.

      The efforts of government and insurance companies, health maintenance organizations and other payors of health care costs to contain or reduce costs of health care may affect our future revenues and profitability. These efforts may also affect the future revenues and profitability of our potential customers, suppliers and collaborative partners, in turn affecting demand for our products. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a negative effect on our business and operating results.

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

      Furthermore, even if reimbursement is available for our products, we cannot be sure that it will be available at price levels sufficient to cover the cost of our products to customers. This may have the effect of reducing the demand for our products, or may prohibit us from charging customers a price for our products that would result in an appropriate return on our investment in those products.

A significant portion of our sales are to a specialty pharmaceutical distributor.

      Approximately 69% of our sales of GLIADEL® Wafer in 2002 were made to a specialty pharmaceutical distributor. We have an agreement with this distributor regarding its purchase of the product that permits either us or the distributor to terminate the agreement upon 60 days prior written notice. We have no assurance that this distributor will not exercise its rights to terminate its agreement with us at any time. If this distributor does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that the distributor may have in its inventory. As of December 31, 2002, we believe that our specialty distributor had approximately $1.9 million of GLIADEL® Wafer in its inventory.

Our sales to a specialty pharmaceutical distributor depend on its sales to hospital pharmacies and desired level of inventory.

      This distributor orders treatments of the product based upon, among other things, its estimation of our ability and its ability to successfully sell GLIADEL® Wafer to hospital pharmacies and its desired level of inventory. If the demand for GLIADEL® Wafer from hospital pharmacies decreases, or this distributor decreases the amount it keeps in its inventory, this distributor may decrease or stop making additional purchases of the product from us. The result of such a decrease would be reflected in lower reported sales for Guilford.

We face technological uncertainties in connection with the research, development and commercialization of new products.

      The research, development and commercialization of pharmaceutical drugs involve significant risk. Before a drug can be commercialized, we, or a future corporate partner will have to:

•	expend substantial capital and effort to develop our product candidates further, which includes conducting extensive and expensive pre-clinical animal studies and human clinical trials;

•	apply for and obtain regulatory clearance to develop, market and sell such product candidates; and

•	conduct other costly activities related to preparation for product launch.

      In some of our research programs, we are using compounds that we consider to be “prototype” compounds in the research phase of our work. By prototype compounds we mean compounds that we are using primarily to establish that a relevant scientific mechanism of biological or chemical action could have commercial application in diagnosing, treating or preventing disease. We generally do not consider our prototype compounds to be lead compounds acceptable for further development into a product because of factors that make them unsuitable as drug candidates. These factors may include the ability for the compound to be absorbed, metabolized, distributed and excreted from the body. In order to develop commercial products, we will need to conduct research using other compounds that share the key aspects of the prototype compounds but do not have the unsuitable characteristics. Identifying other compounds that have suitable characteristics may not always be possible.

      In addition, our product candidates are subject to the risks of failure inherent in the development of products based on new and unsubstantiated technologies. These risks include the possibility that:

•	our new approaches will not result in any products that gain market acceptance;

•	a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for development and marketing;

•	a product, even if found to be safe and effective, could still be difficult to manufacture on the large scale necessary for commercialization or otherwise not be economical to market;

•	a product will unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which it may be used;

•	third parties may successfully challenge our proprietary rights protecting a product;

•	proprietary rights of third parties will preclude us from manufacturing or marketing a new product; or

•	third parties will market superior or more cost-effective products.

      As a result, our activities, either directly or through future corporate partners, may not result in any commercially viable products.

We will depend on collaborations with third parties for the development and commercialization of our products.

      Our resources are limited; and therefore, our business strategy requires us to enter into various arrangements with:

•	corporate partners;

•	academic investigators;

•	licensors of technologies; and

•	licensees of our technologies.

      In trying to attract corporate partners, we face serious competition from other small pharmaceutical companies and the in-house research and development staffs of larger pharmaceutical companies. If we are unable to enter into such arrangements with corporate partners, our ability to proceed with the research, development, manufacture and/or sale of product candidates may be severely limited. For example, we are actively seeking corporate partners to assist in the development of our NAALADase and neuroimmunophilin ligand programs, but we may not find suitable corporate partners for these programs. It is common practice in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical products. It is possible that this will be the case with future arrangements of ours. If one of our collaborative partners fails to develop or commercialize successfully any of our product candidates, we may not be able to remedy this failure and it could negatively affect our business.

      Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Our collaborators may, therefore, be pursuing alternative technologies or product candidates in order to develop treatments for the diseases or disorders targeted by our collaborative arrangements. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

We may be unable to obtain the additional capital needed to operate and grow our business.

      We will require substantial funds in order to cover the costs related to our commercial operations function, continue our research and development programs and pre-clinical and clinical testing, and to manufacture our products. We may be unable to obtain any future funds that we may require on acceptable terms, or at all.

      Under our operating lease with a trust affiliated with a commercial bank for our research and development facility completed in 1999 and other financial obligations, we are required to hold, in the aggregate, unrestricted cash, cash equivalents and investments of $40.0 million at all times. In addition, we are required to maintain specified amounts of cash or investments as collateral under certain financial obligations. As of December 31, 2002, we maintained $18.6 million in restricted investments pursuant to these financial obligations. In total, our banking covenants require us to maintain approximately $58.6 million in restricted and unrestricted cash, cash equivalents and investments. If we do not maintain this amount, or these covenants are not removed or changed, we may be in breach of these covenants.

      Our capital requirements depend on numerous factors, including:

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and costs involved in obtaining regulatory approvals;

•	the extent of intellectual property protection obtained for our products and product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	competing technological and market developments;

•	the cost of product in-licensing;

•	our ability to establish collaborative arrangements with large pharmaceutical companies and others; and

•	the progress of efforts to scale-up manufacturing processes.

      We may use our existing resources before we expect to because of changes in our research and development and commercialization plans or other factors affecting our operating expenses or capital expenditures.

      Our ability to raise future capital on acceptable terms depends on conditions in the public and private equity markets and our performance, as well as the overall performance of other companies in the pharmaceutical and biotechnology sectors.

We may be unable to obtain proprietary rights to protect our products and services, permitting competitors to duplicate them.

      Any success that we have will depend in large part on our ability to:

•	obtain, maintain and enforce intellectual property protection for our products and processes;

•	license patent rights from third parties;

•	maintain trade secret protection; and

•	operate without infringing upon the proprietary rights of others.

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

      We are aware of at least one company, which has asserted publicly that it has submitted patent applications claiming the use of certain of its immunosuppressive compounds and multi-drug resistance compounds for nerve growth applications. That company also stated that it has issued U.S. patents and pending U.S. applications which claim compounds that may be useful in nerve growth applications. We cannot give any assurance as to the ability of our patents and patent applications to adequately protect our neurotrophic product candidates. Also, our neurotrophic product candidates may infringe or be dominated by patents that have issued or may issue in the future to third parties.

      In order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed an opposition in 1998 in an effort to prevent the final issuance of a European patent to the company we discuss in the above paragraph. In 2000, we won the opposition and the subject patent was revoked. However, the patentee has appealed the initial determination and the patent could be reinstated. If the patent is reinstated, litigation could ultimately result.

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

      Our policy is to control the disclosure and use of our know-how and trade secrets by entering into confidentiality agreements with our employees, consultants and third parties. There is a risk, however, that:

•	these parties will not honor our confidentiality agreements;

•	disputes will arise concerning the ownership of intellectual property or the applicability of confidentiality obligations; or

•	disclosure of our trade secrets will occur regardless of these contractual protections.

      In our business, we often work with consultants and research collaborators at universities and other research organizations. If any of these consultants or research collaborators use intellectual property owned by others as part of their work with us, disputes may arise between us and these other parties as to which one of us has the rights to intellectual property related to or resulting from the work done.

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

      In addition to the risk that we could be a party to patent infringement litigation, the U.S. Patent and Trademark Office could require us to participate in patent interference proceedings, or we may find it necessary to provoke an interference with a third party. These proceedings are often expensive and time-consuming, even if we were to prevail in such proceedings.

We rely on licensed intellectual property for GLIADEL® Wafer and our other product candidates, the agreements for which impose requirements on us.

      We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying GLIADEL® Wafer, DOPASCAN® Injection, AQUAVAN™ Injection and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we are generally obligated to:

•	exercise diligence in the research and development of these technologies;

•	achieve specified development and regulatory milestones;

•	expend minimum amounts of resources in bringing potential products to market;

•	make specified royalty and milestone payments to the party from which we have licensed the technology; and

•	reimburse patent costs to these parties.

      In addition, these license agreements require us to abide by record-keeping and periodic reporting obligations. Each licensor has the power to terminate its agreement if we fail to meet our obligations. If we cannot meet our obligations under these license agreements, we may lose access to our key technology.

      Losing our proprietary rights to our licensed technology would have a significant negative effect on our business, financial condition and results of operations.

      Our license agreements for GLIADEL® Wafer require us to pay a royalty to MIT on sales of GLIADEL® Wafer. Similarly, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN® Injection, AQUAVAN™ Injection and any products that result from the neuroimmunophilin ligand technology.

      In addition, our U.S. patent protection for GLIADEL® Wafer expires in 2006. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL® Wafer.

We depend on a single source of supply for several of our key product components.

      Currently, we can only purchase some of the key components for GLIADEL® Wafer and our product candidates from single source suppliers. These vendors are subject to many regulatory requirements regarding the supply of these components. We cannot be sure that these suppliers will comply, or have complied, with applicable regulatory requirements or that they will otherwise continue to supply us with the key components we require. If suppliers are unable or refuse to supply us, or will supply us only at a prohibitive cost, we may not be able to access additional sources at acceptable prices on a timely basis, if ever.

      The current formulation of GLIADEL® Wafer utilizes the chemotherapeutic agent BCNU, which is also known as carmustine. Currently, we have the option to procure BCNU from only two sources in the United States, and we are not aware of any supplier outside of the United States. We currently obtain BCNU from one of these two U.S. suppliers on a purchase order basis and not through any long-term supply agreement. If we fail to receive on a timely basis key supplies necessary to manufacture GLIADEL® Wafer, delays in product shipment could result. Delays of this type would have a negative effect on our business.

      The manufacture of DOPASCAN® Injection requires that the precursor compound be labeled with a radioactive isotope of iodine, Iodine-123, to produce DOPASCAN® Injection. Worldwide, a limited number of companies are capable of performing both the necessary transformation of the precursor into DOPASCAN® Injection and of distributing it to diagnostic centers.

      Based on our assessment of companies in the United States that are capable of manufacturing and distributing DOPASCAN® Injection, we believe a significant risk exists in our ability to produce DOPASCAN® Injection in sufficient quantities and at an acceptable cost to conduct Phase III clinical trials in the United States that would be necessary to support NDA submission for the product. Our inability to locate a suitable domestic third-party manufacturer and distributor of DOPASCAN® Injection on acceptable terms will prevent us from further development of this product candidate in the United States. Instead, in order to further develop DOPASCAN® Injection, we are relying upon our international corporate partners, DRL and MAP.

The U.S. government holds rights, which may permit it to license to third parties technology we currently hold the exclusive right to use.

      The U.S. government holds rights that govern aspects of specific technologies licensed to us by third party licensors. These government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free, worldwide license for the government to use resulting inventions for any governmental purpose. In addition, the U.S. government has the right to grant to others licenses under any of these non-exclusive licenses if the government determines that:

•	adequate steps have not been taken to commercialize such inventions;

•	the grant is necessary to meet public health or safety needs; or

•	the grant is necessary to meet requirements for public use under federal regulations.

      The U.S. government also has the right to take title to a subject invention if we fail to disclose the invention within specified time limits. The U.S. government may acquire title in any country in which we do not file a patent application within specified time limits.

      Federal law requires any licensor of an invention partially funded by the federal government to obtain a commitment from any exclusive licensee, such as us, to manufacture products using the invention substantially in the United States. Further, these rights include the right of the government to use and disclose technical data relating to licensed technology that was developed in whole or in part at government expense. Several of our principal technology license agreements contain provisions recognizing these rights.

Pre-clinical and clinical trial results for our products may not be favorable.

      In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both pre-clinical studies and human clinical trials. These studies and trials must demonstrate that the product is safe and effective for the clinical use for which we are seeking approval. The results of clinical trials we conduct may not be successful. Adverse results from any clinical trials could have a negative effect on our business.

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

      Our research, pre-clinical development and clinical trials, and the manufacturing and marketing of our product candidates, are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Except for GLIADEL® Wafer for recurrent GBM, none of our product candidates has received marketing clearance from the FDA or any foreign regulatory authority.

      As a condition to approval of our product candidates under development, the FDA could require additional pre-clinical, clinical or other studies. Any requirement that we perform additional studies could delay, or increase the expense of our product candidates regulatory approval. This delay or increased expense could have a negative effect on our business. Additionally, to receive regulatory approval, we must also demonstrate that the product is capable of being manufactured in accordance with applicable regulatory standards.

      When trying to obtain regulatory approval, significant risk exists that:

•	we will not be able to satisfy the FDA’s requirements with respect to any of our drug product candidates, or

•	even if the FDA does approve our product candidates, the FDA will approve less than the full scope of uses or labeling that we seek.

      Failure to obtain regulatory drug approvals on a timely basis could have a material adverse effect on our business.

      Even if we are able to obtain necessary FDA approval, the FDA may nevertheless require post-marketing testing and surveillance to monitor the approved product and continued compliance with regulatory requirements. The FDA may withdraw product approvals if we do not maintain compliance with regulatory requirements. The FDA may also withdraw product approvals if problems concerning safety or efficacy of the product occur following approval.

      The process of obtaining FDA and other required approvals or licenses and of meeting other regulatory requirements to test and market drugs is rigorous and lengthy. We have expended, and will continue to expend, substantial resources in order to do this. We will need to conduct clinical trials and other studies on all of our product candidates before we are in a position to file a new drug application for marketing and sales approval. Unsatisfactory clinical trial results and other delays in obtaining regulatory approvals or licenses could prevent the marketing of the products we are developing. Until we receive the necessary approvals or licenses and meet other regulatory requirements, we will not receive revenues or royalties related to product sales.

      In addition to the requirements for product approval, before a pharmaceutical product may be marketed and sold in some foreign countries, the proposed pricing for the product must be approved as well. Products may be subject to price controls or limits on reimbursement. The requirements governing product pricing and reimbursement vary widely from country to country and can be implemented disparately at the national level. We cannot guarantee that any country, which has price controls or reimbursement limitations for pharmaceuticals, will allow favorable reimbursement and pricing arrangements for our products.

      Because controlled drug products and radio-labeled drugs are subject to special regulations in addition to those applicable to other drugs, the DEA and the Nuclear Regulatory Commission (NRC) may regulate some of our products and product candidates, including DOPASCAN® Injection, as controlled substances and as radio-labeled drugs. The NRC licenses persons who use nuclear materials and establishes standards for radiological health and safety. The DEA is responsible for compliance activities for companies engaged in the manufacture, distribution and dispensing of controlled substances, including the equipment and raw materials used in their manufacture and packaging in order to prevent such substances from being diverted into illicit channels of commerce. Registration is required and other activities involving controlled substances are subject to a variety of record-keeping and security requirements, and to permits and authorizations and other requirements. States often have requirements for controlled substances as well. The DEA grants certain exceptions from the requirements for permits and authorizations to export or import materials related to or involving controlled substances. Our potential future inability to obtain exceptions from the DEA for shipment abroad or other activities could have a negative effect on us.

      We cannot be sure that we will be able to meet applicable requirements to test, manufacture and market controlled substances or radio-labeled drugs, or that we will be able to obtain additional necessary approvals, permits, authorizations, registrations or licenses to meet state, federal and international regulatory requirements to manufacture and distribute such products.

Our competitors are pursuing alternative approaches to the same conditions we are working on. Our products use novel alternative technologies and therapeutic approaches, which have not been widely studied.

      Many of our product development efforts focus on novel alternative therapeutic approaches and new technologies that have not been widely studied. Applications for these approaches and technologies include, among other things, the treatment of brain cancer, the diagnosis and monitoring of Parkinson’s disease, the promotion of nerve growth and the prevention of neuronal damage. These approaches and technologies may not be successful. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies. Our competitors may succeed in developing technologies or products that are more effective or economical than those we are developing, or they may introduce a competitive product before we are able to do so. Rapid technological change or developments by others may result in our technology or product candidates becoming obsolete or noncompetitive.

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

      Our competitors may develop products that make our products or technologies noncompetitive or obsolete. In addition, we may not be able to keep pace with technological developments.

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

      Significant competitive factors include:

•	capabilities of our collaborators;

•	product efficacy and safety;

•	timing and scope of regulatory approval;

•	product availability;

•	marketing and sale capabilities;

•	reimbursement coverage from insurance companies and others;

•	the amount of clinical benefit of our product candidates relative to their cost;

•	the method of administering a product;

•	price; and

•	exclusivity, through patent protection, or FDA regulations.

      Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do, which could have a material adverse effect on our business.

We are subject to risks of product liability both because of our product line and our limited insurance coverage.

      We may potentially become subject to large liability claims and significant defense costs as a result of the design, manufacture or marketing of our products, including GLIADEL® Wafer, or the conduct of clinical trials involving our products. We currently maintain only $10 million of product liability insurance covering clinical trials and product sales. This existing coverage or any future insurance coverage we obtain may not be adequate. Furthermore, our insurance may not cover a claim made against us. Product liability insurance varies in cost. It can be difficult to obtain, and we may not be able to purchase it in the future on terms acceptable to us, or at all. We also may not be able to otherwise protect against potential product liability claims. Product liability claims and/or the failure to obtain adequate product liability insurance could prevent or inhibit the clinical development and/or commercialization of any products we are developing.

We depend on qualified personnel and consultants, especially Craig R. Smith, M.D. and Solomon H. Snyder, M.D.

      We depend heavily on the principal members of our management and scientific staff, including Craig R. Smith, M.D., our Chairman, President and Chief Executive Officer, and Solomon H. Snyder, M.D., who is a member of our Board of Directors and a consultant to our company. Drs. Smith and Snyder have extensive experience in the pharmaceutical industry and provide us with unique access to their contacts in the scientific community. The loss of the services of either of these individuals or other members of our senior management team could have a negative effect on our business.

      We have entered into a consulting agreement with Dr. Snyder and an employment agreement with Dr. Smith, each of which provides protection for our proprietary rights. Nevertheless, either of them may terminate his relationship with us at any time. Accordingly, we cannot be sure that either of these individuals or any of our other employees or consultants will remain with us. In the future they may take jobs or consulting positions with our competitors. These employees or consultants may also choose to organize competing companies or ventures.

      Our planned activities will require individuals with expertise in many areas including:

•	medicinal chemistry and other research specialties,

•	pre-clinical testing,

•	clinical trial management,

•	regulatory affairs,

•	intellectual property,

•	sales and marketing,

•	manufacturing, and

•	business development.

      Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to our activities. We may not be able to attract and retain the personnel necessary for the development of our business. Furthermore, many pharmaceutical, biotechnology and health care companies and academic and other research institutions compete intensely for experienced scientists. If we are not able to hire the necessary experienced scientists or develop the necessary expertise, it could have a negative effect on us. In addition, we also depend on the support of our collaborators at research institutions and our consultants.

Our business involves using hazardous and radioactive materials and animal testing, all of which may result in environmental liability.

      Our research and development processes involve the controlled use of hazardous and radioactive materials. We (and our partners) are subject to extensive laws governing the use, manufacture, storage, handling and disposal of hazardous and radioactive materials. There is a risk of accidental contamination or injury from these materials. Also, we cannot control whether our collaborative partners comply with the governing standards. If we (or our partners) do not comply with the governing laws and regulations, we could face significant fines and penalties that could have a negative effect on our business, operations or finances. In addition, we and/or our collaborative partners could be held liable for damages, fines or other liabilities, which could exceed our resources.

      We may also have to incur significant costs to comply with environmental laws and regulations in the future. In addition, future environmental laws or regulations may have a negative effect on our operations, business or assets.

      Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us (or our collaborators) by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on The NASDAQ® National Market under the symbol GLFD. As of March 19, 2003, there were approximately 182 holders of record of our common stock and more than 8,670 beneficial holders. We have never declared or paid any cash dividends and do not intend to do so for the foreseeable future. Under our various loan and lease agreements with certain financial institutions, we may not declare, during the term of those agreements, any cash dividends on our common stock without the prior written consent of these financial institutions and, in certain cases, the Maryland Industrial Development Financing Authority.

      The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on The NASDAQ® National Market:

	High	Low

2001
First Quarter	$22.88	$12.38
Second Quarter	35.99	15.06
Third Quarter	28.79	6.72
Fourth Quarter	15.20	7.92

2002
First Quarter	$12.35	$7.12
Second Quarter	7.94	5.17
Third Quarter	6.29	3.50
Fourth Quarter	5.19	3.18

Recent Sales of Unregistered Securities

      On November 19, and December 16, 2002, we issued 4,736 shares and 1,461 shares of our common stock, respectively, to Burns McClellan Inc. (“Burns McClellan”), in consideration for Burns McClellan providing us with investor relations/public relations services. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data for each of the years in the five-year period ended December 31, 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors. Our consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, including the footnotes to these financial statements, are included elsewhere in this annual report, beginning on page F-2. The information set forth below should be read in conjunction with our consolidated financial statements and the related footnotes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 36 of this annual report.

	Years Ended December 31

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$12,483	$21,561	$18,056	$20,534	$14,665
Costs and expenses:
Cost of sales	2,036	2,308	1,358	2,836	2,836
Research and development	37,722	41,922	46,900	54,272	46,103
Selling, general and administrative	10,546	11,281	14,144	30,113	29,845
Merger costs	—	—	1,403	—	—

Total costs and expenses	50,304	55,511	63,805	87,221	78,784

Operating loss	(37,821)	(33,950)	(45,749)	(66,687)	(64,119)
Other income, net	8,123	7,082	7,247	6,370	4,849

Loss before the cumulative effect of an accounting change	(29,698)	(26,868)	(38,502)	(60,317)	(59,270)
Cumulative effect of an accounting change	—	—	(8,625)	—	—

Net loss	$(29,698)	$(26,868)	$(47,127)	$(60,317)	$(59,270)

Basic and diluted loss per common share(1):
Loss before the cumulative effect of an accounting change	$(1.52)	$(1.31)	$(1.64)	$(2.14)	$(1.99)
Cumulative effect of an accounting change	—	—	(0.36)	—	—

Net loss	$(1.52)	$(1.31)	$(2.00)	$(2.14)	$(1.99)

Basic and dilutive equivalent shares outstanding(1)	19,479	20,475	23,517	28,249	29,805

BALANCE SHEET DATA:
Cash, cash equivalents and restricted and unrestricted investments(2)	$128,261	$144,718	$109,450	$154,738	$101,803
Total assets(2)	150,959	164,242	135,633	181,841	121,086
Long-term debt	8,766	7,152	5,130	4,137	3,720
Total stockholders’ equity	130,379	144,980	116,829	157,629	99,258

(1)	For information concerning the calculation of loss per share, see Note 19, to the footnotes to our consolidated financial statements.

(2)	Includes restricted investments of $16.5 million, $21.4 million, $18.3 million, $16.5 million and $18.6 million at December 31, 1998, 1999, 2000, 2001 and 2002, respectively. See Notes 8 and 11, to the footnotes to our consolidated financial statements. In addition to these restricted investments, we are required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40.0 million at all times under the terms of certain of our financial obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Management’s Discussion and Analysis”), explains the general financial condition and the results of operations for us and our subsidiaries, including:

•	where our revenues came from;

•	what our revenues and expenses were in 2002, 2001 and 2000;

•	why revenues and expenses changed from the year before;

•	what significant factors affect our business;

•	how all of the foregoing affect our overall financial condition; and

•	what our expenditures for capital projects were in 2002, 2001 and 2000 and a description of our capital requirements.

      As you read this Management’s Discussion and Analysis, you may find it helpful to refer to our consolidated financial statements beginning on page F-2 of this annual report. These consolidated financial statements present the results of our operations for 2002, 2001 and 2000 as well as our financial position at December 31, 2002 and 2001. We analyze and explain the annual changes in the specific line items set forth in our consolidated statements of operations. This analysis may be important to you in making decisions about your investment in Guilford.

Results of Operations — Revenue

Revenues

      During 2002, 2001, and 2000, we recognized revenues of $14.7 million, $20.5 million, and $18.1 million, respectively. These revenues consisted of the following:

	2002	2001	2000

	($ in millions)
REVENUES RELATED TO GLIADEL® WAFER:
Net product sales	$14.5	$20.4	$1.5
License fees and royalties	—	—	2.4
Non-recurring milestone payments	—	—	2.0
Non-recurring rights and milestone payments pursuant to implementation of SAB 101.	—	—	4.9

REVENUES FROM AMGEN:
Non-recurring rights and milestone payments pursuant to implementation of SAB 101.	—	—	3.7
Research funding under collaborative agreements	—	—	3.4
OTHER	0.2	0.1	0.2

TOTAL	$14.7	$20.5	$18.1

GLIADEL® Wafer

      In June 1996, we entered into a Marketing, Sales and Distribution Agreement, together with related agreements with Rhone-Poulenc Rorer, predecessor-in-interest to Aventis Pharmaceuticals Products Inc., or Aventis. Under these agreements (the “Aventis Agreements”) we granted Aventis the worldwide (other than Scandinavian, and later Japanese) marketing rights to GLIADEL® Wafer, a biodegradable polymer used for the treatment of brain cancer. At the time that we entered into the Aventis Agreements, we received

$15.0 million from Aventis ($7.5 million as an equity investment and $7.5 million as a one-time non-refundable rights payment). In September 1996, the FDA approved GLIADEL® Wafer to be marketed for use in connection with surgery for recurrent glioblastoma multiforme, a certain type of primary brain cancer. From the commercial launch of GLIADEL® Wafer in February 1997, until December 31, 2000, we manufactured the product for marketing, sale and distribution by Aventis and Orion Corporation Pharma (our Scandinavian marketing partner for the product). In exchange we received milestone payments from Aventis upon the occurrence of certain events, such as the receipt of marketing approval both in the United States and internationally, and royalties and manufacturing fees in respect of Aventis’ sales. In October 2000, we reacquired Aventis’ rights in GLIADEL® Wafer for 300,000 shares of our common stock at an approximate value of $8.0 million and the assumption of obligations for product returns occurring after December 31, 2000. After a transition period, which ended on December 31, 2000, we began marketing, selling and distributing GLIADEL® Wafer ourselves on January 1, 2001.

Revenues from GLIADEL Wafer — Net Product Sales

      For the years ended December 31, 2002 and 2001, we recognized GLIADEL® Wafer net sales of approximately $14.5 million and $20.4 million respectively. During this time, we sold GLIADEL® Wafer (i) directly to hospitals, (ii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, and (iii) to specialty distributors. Sales in 2001 were higher than sales in 2002, due to sales to our distributors in 2001, as a result of the anticipation that we would receive approval from the FDA to expand the label for GLIADEL® Wafer to include use at the time of first surgery for malignant glioma. In March 2002, the FDA informed us that the expanded label was not approvable. Consequently, physician demand for the product did not increase, resulting in an imbalance between units in the distribution channel and pull through demand. Because the supply of the product in the distribution channel had increased in excess of demand, we chose, during the second half of 2002 to reduce the sale of product to our specialty distributor in order to more closely align the number of units in the distribution channel with demand under the more limited product label for recurrent surgery. As a result, we made no further shipments to our specialty distributor in the fourth quarter of 2002.

      In response to the FDA’s decision and concerns, we submitted an amendment to our sNDA application, which included an additional two years of survival data from the Phase III clinical trial of GLIADEL® Wafer. We agreed with the FDA on the protocol and methods for collecting and analyzing this additional long-term follow-up data. On September 19, 2002, we presented the results of this analysis to the FDA. After completing an informal review of these data, the FDA advised us that the submission of an amendment to the Company’s sNDA containing the long-term follow-up data would receive a formal FDA review and reconsideration of the requested new labeling for the product. On February 25, 2003, the FDA notified us that our amended sNDA was approved; and therefore, we could commence marketing GLIADEL® Wafer for use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation.

      For the year ended December 31, 2000, we recognized revenue of $1.5 million on our sale of GLIADEL® Wafer to Aventis in accordance with our contractual arrangements, at approximately 20% of the net product sales price established by Aventis.

      GLIADEL® Wafer net sales to customers within the United States were approximately $ 14.1 million (97%) and $ 20.1 million (99%) for the years ended December 31, 2002 and 2001, respectively. The remaining units were sold outside the United States, including Europe, Canada, South America, Israel and Australia, either through distributors or direct to hospitals.

      Approximately $10.1 million (985 units) or 69% and $4.2 million (430 units) or 21% of GLIADEL® Wafer treatments sold during the years ended December 31, 2002 and 2001, respectively, were sold to specialty distributors. During the third quarter of 2001 we decided to sell GLIADEL® Wafer through specialty distributors in preparation for the expected increase in demand that would have been associated with an expanded label. At the time of the specialty distributors’ initial orders in 2001, we provided extended payment terms of up to 120 days. For the years ended 2002 and 2001, one specialty distributor accounted for approximately $10.1 million and $2.5 million respectively, of net product sales. This distributor has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to this distributor, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. This specialty distributor charges discounts on its purchases of GLIADEL® Wafer based on its expected sales to end-users and the amount of capital it has committed to the product as of the date of its purchases. We have the ability to accept or reject purchase orders from the specialty distributor at our sole discretion. For the years ended December 31, 2002 and 2001, our specialty distributors sold 1,015 and 214 units, respectively, to hospitals and wholesalers. It is our general practice to have our sales representatives direct hospital pharmacies to this distributor for purchases of the product, except for purchases under our GLIADEL® Advantage Program (formerly known as the Ensured Availability Program), a special sales and marketing program described below. We are currently engaged in a dispute with an affiliate of this specialty distributor, which is described in the section below, entitled “Liquidity and Capital Resources.” The outcome of this dispute may affect our business relationship with this specialty distributor, which may in turn negatively affect our sales of GLIADEL® Wafer. For additional risks associated with our sale of GLIADEL® Wafer to this specialty distributor, see the risk factors discussed above in Item 4.A., under the headings “A significant portion of our sales are to a specialty pharmaceutical distributor,” and “Our sales to a specialty pharmaceutical distributor depend on its sales to hospital pharmacies and desired level of inventory.”

      Additionally, for the first six months of 2002, we engaged in an enhanced marketing initiative with the specialty distributor that ended on June 30, 2002. Of the treatments sold to this specialty distributor during the six month period ended June 30, 2002, 94% (650 units) were sold in connection with this marketing initiative. This marketing initiative included mailing information about GLIADEL® Wafer to prospective customers, telemarketing activity and working with our sales representatives to set up customer accounts. This marketing initiative cost approximately $201,000 for the six-month period ended June 30, 2002. We did not operate a similar marketing initiative in 2001.

      During the years ended December 31, 2002 and 2001, we sold treatments of GLIADEL® Wafer pursuant to our GLIADEL® Advantage Program, which is designed to increase neurosurgeons’ awareness of GLIADEL® Wafer and to ensure its availability when the neurosurgeon requires it. Under this program, customers are provided 180-day payment terms. During the years ended December 31, 2002 and 2001, we recognized net revenue of approximately $0.7 million and $2.8 million, respectively, under this program. Effective January 23, 2003, we are no longer offering this program.

      For the years ended December 31, 2002 and 2001, approximately $3.7 million, or 25% and $13.4 million, or 66% of GLIADEL® Wafer net sales, respectively, resulted from sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment.

Royalties from GLIADEL® Wafer — Royalties on Sales by Aventis

      Prior to our reacquisition of the rights to market, sell and distribute GLIADEL® Wafer effective January 1, 2001, in addition to recognizing net product sales revenue on our sale of GLIADEL® Wafer to Aventis, we also recognized royalty revenue based on Aventis’ sales of the product to third parties, such as hospitals. For the year ended December 31, 2000, royalty revenue on Aventis’ sales of GLIADEL® Wafer to third parties was $2.4 million.

Contract Revenues

      As a result of the reacquisition of GLIADEL® Wafer from Aventis and the termination of our collaboration with Amgen, no contract revenues were recognized from these or any other partners during the years ended December 31, 2002 and 2001. Prior to the reacquisition of GLIADEL® Wafer, we received certain non-refundable upfront fees and milestone payments from Aventis. We earned non-refundable milestone payments from Aventis of $2.0 million during the year ended December 31, 2000 upon receipt of approval to market and sell GLIADEL® Wafer in certain countries.

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

Revenues Under Collaborative Agreements

      As part of our collaboration with Amgen, Amgen agreed to fund up to a total of $13.5 million to support our research relating to the FKBP neuroimmunophilin ligand technology. The research funding began October 1, 1997 and was payable quarterly over three years. The last quarterly payment was made on July 1, 2000.

Cost of Sales and Gross Margin

      Our cost of sales for the years ended December 31, 2002, 2001 and 2000, were $2.8 million, $2.8 million and $1.4 million, respectively. Cost of sales includes the cost of materials, labor and overhead. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for the years ended December 31, 2002 and 2001 was 80% and 86%, respectively. Gross profit percentage for the year ended December 31, 2002 was reduced due to decreased production volumes in 2002 compared to 2001, when volumes were increased to support expected higher demand driven by an anticipated first surgery approval for GLIADEL® Wafer. Gross profit percentage comparisons to 2000 are not meaningful as the company recognized revenue on our sale of GLIADEL® Wafer to Aventis in accordance with our contractual arrangements, at approximately 20% of the net product sales price established by Aventis.

      The cost to manufacture GLIADEL® Wafer at current market levels can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® Wafer may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL® Wafer, and accordingly, gross profit percentage, to fluctuate from year to year.

Research and Development Expenses

      Our research and development projects are currently focused on pharmaceutical research and development. For our biopolymer technologies and our PARP Inhibitors, we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN™ Injection	Phase II	Active
NAALADase inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other CNS projects	Research	Active
PARP inhibitors	Research	Inactive

Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMER™ Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

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

      Our research and development expenses were $46.1 million, $54.3 million and $46.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31

	2002	2001	2000

Pharmaceutical technologies	$20,815	$24,512	$21,087
Biopolymer technologies	4,990	8,563	8,648
Indirect expenses	20,298	21,197	17,165

	$46,103	$54,272	$46,900

Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses decreased in 2002, compared to 2001, primarily due to a decrease in expenses in our NAALADase inhibitor program resulting from the completion of our Phase I clinical trials of GPI 5693 (a lead NAALADase inhibitor compound). The decrease in spending on our NAALADase inhibitors was partially offset by an increase in spending on our FKBP neuroimmunophilin ligand technology and our AQUAVAN™ Injection program. For 2003, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVAN™ Injection, the preparation for, and initiation of, one or more Phase II clinical trials of GPI 1485, our lead neuroimmunophilin ligand compound and additional NAALADase inhibitor program research.

      Research and development expenses related to our pharmaceutical and related technologies increased in 2001 compared to 2000. This increase is the result of advancing AQUAVAN™ Injection and GPI 5693 into clinical trials and was offset by a reduction in expenses associated with our neuroimmunophilin program.

     Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in 2002, compared to 2001, due to a decrease in expenses incurred in connection with the clinical development of both PACLIMER® Microspheres and Lidocaine-PE (formerly LIDOMER™ Microspheres). The decrease in clinical development expenses resulted from the completion of our clinical trials for PACLIMER® Microspheres (ovarian cancer) and Lidocaine-PE (post surgical pain) during the first quarter of 2002. In connection with our corporate restructuring in the third quarter of 2002, we terminated the clinical trial for PACLIMER® Microspheres (lung cancer). We, therefore, expect research and development expenses related to our biopolymer technology to further decrease during the remainder of 2003, compared to 2002. Currently, we do not plan to conduct additional research or clinical testing of our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies.

      With respect to our biopolymer technologies, the modest decrease in 2001 compared to 2000 reflects less development expenses incurred related to PACLIMER® Microspheres offset by an increase in expenses related to Lidocaine-PE as it advanced into clinic.

Indirect Expenses

      Our indirect research and development expenses decreased for the year ended 2002 compared to 2001, in part due to decreased overhead and a reduction in force in the second half of 2002. The increase from the year ended 2000 to 2001 was caused by increased costs to operate our facilities, as well as increased general research and development management activity.

Selling, General and Administrative Expenses

      Our selling, general and administrative (“SG&A”) expenses were $29.8 million, $30.1 million and $14.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, the costs incurred to market, sell and distribute GLIADEL® Wafer were $14.6 million compared to $16.1 million for the year ended December 31, 2001. The decrease in expense is largely attributable to GLIADEL® Wafer sales and marketing start up costs incurred in 2001 that did not recur in 2002. We incurred $1.8 million in costs associated with the reacquisition and re-launch of GLIADEL® Wafer during the fourth quarter of 2000. Prior to the fourth quarter of 2000, we did not have a marketing, sales and distribution function.

      During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide Guilford with sales representatives for its GLIADEL® Wafer product. Included in our costs to market, sell and distribute GLIADEL® Wafer is $3.4 million, $4.5 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively, for services provided by Cardinal under the Cardinal Agreement. On July 9, 2002, we notified Cardinal that under the terms of the Cardinal Agreement, we were exercising our option to transition the contract sales force to us. As a result, on October 1, 2002 the sales representatives became Guilford employees, and pursuant to the terms of the Cardinal Agreement, we paid Cardinal a $0.2 million transition fee.

      Costs and expenses associated with our general and administrative functions were $15.2 million, $14.0 million and $12.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase for the year ended December 31, 2002 to 2001 is largely attributable to a restructuring charge of $1.3 million, which consisted of employee severance costs, including severance pay, related payroll taxes and insurance and outplacement services. The increase from 2001 to 2000 was attributable to the expansion of our overall corporate development activities as well as overall general and administrative spend. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Merger Costs

      On August 28, 2000, we terminated the Agreement and Plan of Merger previously entered into on May 29, 2000 with Gliatech, Inc. We incurred costs related to this proposed merger transaction of $1.4 million for the year ended December 31, 2000.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $5.4 million, $6.9 million and $7.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in investment income in 2002 compared to 2001 was primarily due to lower interest rates and investment balances maintained during those periods. The decrease in investment income in 2001 compared to 2000 was primarily due to lower interest rates in 2001 on modestly larger average investment balances maintained during that year.

      We incurred interest expense of $0.5 million for each of the years ended December 31, 2002, 2001 and 2000. These expenses resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable to a commercial bank primarily used to repay a $2.4 million note payable to Cardinal pursuant to the Cardinal Agreement.

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

Liquidity and Capital Resources

      We have financed our operations since inception primarily through the issuance of equity securities, revenues from the sales of GLIADEL® Wafer, funding pursuant to collaborative agreements and proceeds from loans or other borrowings. For the year ended 2002, cash, cash equivalents and investments were reduced by $52.9 million to primarily fund net operating activities.

      Our cash, cash equivalents and investments were $101.8 million at December 31, 2002. Of this amount, we pledged $18.6 million as collateral for certain of our loans and other financial lease obligations. In addition to these restricted investments, we are required to maintain, in the aggregate, unrestricted cash, cash equivalents, and investments of $40.0 million at all times under the terms of certain of our financial obligations. In total, our banking covenants require us to maintain approximately $58.6 million in restricted and unrestricted investments pursuant to these financial obligations. We believe we will be able to stay in compliance with our covenants and restrictions for the year ended December 31, 2003, by either maintaining the necessary cash requirements or restructuring the covenants and restrictions. We are currently examining opportunities to reduce these collateral and liquidity requirements; however, there can be no assurances that we will be successful in our attempts to modify these obligations.

      Our total long-term debt decreased a net $1.8 million to $6.9 million at December 31, 2002, compared to $8.8 million at December 31, 2001. This decrease is primarily due to repayments of $6.7 million offset by borrowings of $3.0 million from a commercial bank combined with additional financings in the amount of $1.9 million for insurance and capital leases.

      On May 2, 2002, the Company borrowed $3.0 million from a commercial bank, in order to repay the note payable to Cardinal. This new indebtedness bears interest at the rate of one-month LIBOR plus 0.625% and is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, cash equivalents and investments in the amount of the unpaid principal balance of this indebtedness.

      The Company funds capital additions through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment requirements by obtaining capital and operating leases. We funded capital expenditures of $3.1 million, $2.4 million and $3.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. Of the capital expenditures funded during the year ended December 31, 2002, $1.5 million were funded pursuant to capital equipment lease arrangements, $1.3 million through operating leases, and $0.3 million were acquired through the use of our cash. In connection with this indebtedness, we are required to maintain restricted cash, cash equivalents and investments in the amount of $1.1 million.

      In October 2002, the Company entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing. The Company’s previous master lease agreement, entered into in August 2001 expired on June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of December 31, 2002, the Company had leased approximately $0.3 million in equipment under this master lease agreement.

      In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank, to design, construct and lease a research and development facility. The entity is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. None of our officers or directors are affiliated with this special purpose entity. This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $18.8 million at December 31, 2002 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. The Company’s maximum exposure to loss as a result of the SPE is the residual guarantee ($13.8 million). We are required to maintain collateral equal to approximately 74% (after certain guarantees) of the remaining balance of the lessor’s net investment in the facility. We were required to maintain cash collateral of $13.8 million as of December 31, 2002, which is included in the accompanying consolidated balance sheets as Investments-restricted. In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million relative to this Agreement.

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

      During 2002, the Company terminated its agreement with Cardinal to provide a contract sales force. The termination has led to a dispute regarding amounts owed to Cardinal at the termination date. The Company does not believe it has any remaining obligations to Cardinal at December 31, 2002 relative to the agreement; however, Cardinal has asserted that it may be owed $0.8 million. On March 13, 2003, we received notice from the parent of Cardinal that National Speciality Services Inc. (NSS), an affiliate of Cardinal and a subsidiary of its Parent, was going to offset the amount Cardinal claims we owe it against an account payable in the amount of approximately $1.8 million that NSS owes us, in addition to taking certain unearned prompt payment discounts, also in payment of the amounts that Cardinal claims we owe it. NSS is the specialty distributor to whom we sell GLIADEL® Wafer. We do not believe that Cardinal or NSS has the right to make an offset under our agreement with NSS for amounts that Cardinal claims we owe it. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, result of operations or liquidity.

      We have an agreement with the specialty distributor to whom we sell GLIADEL® Wafer that permits either us or the specialty distributor to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that the distributor may have in its inventory. As of December 31, 2002, we believe that our specialty distributor had approximately $1.9 million of GLIADEL® Wafer in its inventory.

      We expect to need significantly greater capital to continue our research and development programs and pre-clinical and clinical testing and to manufacture and market, sell and distribute our products. Our future capital requirements will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® Wafer, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, ability to establish collaborative arrangements, ability to enter into licensing agreements and contractual arrangements with others, and the cost of product in-licensing. As a result, we may need significant additional funding in the future. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurances that additional funds will be available on favorable terms, if at all.

      We believe that our existing resources will be sufficient to fund our activities through at least December 31, 2003. However, we may need significantly greater capital in the near future to increase pre-clinical and clinical development activities for product candidates, such as:

•	GPI 1485 (our lead neuroimmunophilin ligand);

•	AQUAVAN™ Injection;

•	NAALADase Inhibitors;

•	other neuroimmunophilin ligands; and

•	other research projects

      Additionally, in order to leverage the capabilities of our commercial operations group, we are investigating the possibility of in-licensing additional hospital based products in our targeted markets. In order to acquire one or more of these products, we may require significant additional capital.

      The following are contractual commitments at December 31, 2002, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments(1)	Total	<1 Year	1-3 Years	4-5 Years	>5 years

Long-term debt	$5,896	$2,330	$2,561	$1,005	$—
Capital lease obligations	1,024	870	154	—	—
Operating leases	4,847	2,401	2,316	130	—
Research and development facility lease(2)	3,004	1,344	1,660	—	—
Research and development arrangements(3)	12,782	10,852	1,819	111	—

Total Contractual Commitments	$27,553	$17,797	$8,510	$1,246	$—

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank (which we will refer to as “lessor” in this note) to acquire, construct and lease a research and development facility. Construction was completed in 1999 at a total cost of approximately $19.5 million. We account for this lease as an operating lease and, as a result, record neither an asset nor a liability on our balance sheet. The amounts included in the table above include only our annual lease payments of approximately $1.3 million for the remainder of the initial lease term ending February 2005. Our lease payments represent variable-rate interest payments (indexed to the London interbank offered rate, also known as LIBOR) on the lessor’s net investment in the facility plus principal of $20,000 per month. As a result of certain interest rate swap agreements entered into by us, we have effectively fixed the interest rate on this variable interest-rate based lease at approximately 6%. At the expiration of the initial lease term, we may either purchase the facility or sell the facility to a third party. The lease provides a residual value guarantee from us to the lessor in the event the facility is sold to a third party for less than 83% of the lessor’s investment in the facility. We do not believe that our facility has experienced a property value decline below the residual value guarantee. However, we have no assurance that the property value will not decline between now and the termination of the initial lease on or before February 2005.

(3)	Research and development arrangements include commitments that we have entered into at December 31, 2002, to engage third parties to perform various aspects of our research and development efforts subsequent to December 31, 2002.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions and require the use of complex judgment in their application.

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

      Research and Development Expenses. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. We review and accrue clinical trials expenses based on estimates of work performed and completion of certain events. We believe that this method best aligns the expenses we record with the efforts we expend. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

      Special Purpose Entity. In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank, to design, construct and lease a research and development facility. The entity is not consolidated in our consolidated financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. None of our officers or directors is affiliated with this special purpose entity. This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $18.8 million at December 31, 2002 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. We do not believe that our facility has experienced a property value decline below the residual value guarantee. However, we have no assurance that the property value will not decline between now and the termination of the initial lease on or before February 2005. The Company’s maximum exposure to loss as a result of the SPE is the residual guarantee ($13.8 million).

New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value as those terms are defined in SFAS 5, Accounting for Contingencies. The Company does not expect the adoption of the Interpretation to have a significant financial impact on its Consolidated Financial Statements.

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure‘(SFAS 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required interim disclosures beginning in the quarter ended March 31, 2003. The Company has elected to continue accounting for stock options in accordance with APB 25. As such, no compensation expense for stock options has been recognized under the fair value basis of accounting on the consolidated statements of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

      The Company is in the process of assessing the impact of FIN 46 on the Company and specifically as it relates to the operating lease for its research and development facility with a special purpose entity (SPE) sponsored by a commercial bank. If it is determined to apply, the application of FIN 46 may result in the Company consolidating the SPE for the quarter ended September 30, 2003 in the Company’s consolidated financial statements, or alternatively, it may result in the Company exploring alternatives such as selling or restructuring its interest in the facility. See note 11 of our consolidated financial statements for the pro forma impact of consolidating the SPE on certain categories of our consolidated balance sheet at December 31, 2002, and on our net loss for the year ended December 31, 2002.

Outlook

      For the year ending December 31, 2003, we expect sales of GLIADEL® Wafer to be between $20.0 million and $25.0 million, with a point estimate of $23.0 million.

      Additionally, we are actively looking to acquire another product to market and sell. Although this is a competitive market, we remain committed to finding an acceptable opportunity through in-licensing, co-promotion, or other potential avenues.

      We anticipate that cost of goods sold, as a percentage of net sales, will decrease as our production volume increases. For 2003, we estimate cost of goods sold as a percentage of net sales will be between 15% and 20%.

      We expect research and development expenditures in 2003 to be approximately $35.0 million to $40.0 million. We anticipate that selling, general and administrative costs will remain constant in 2003, reflecting normal adjustments for recurring salary, benefits and similar costs. Accordingly, we would expect selling, general and administrative expenditures to be in the range of $29.0 to $32.0 million.

      Our current budgets and plans include cash proceeds from potential corporate collaborations and/or strategic financings of approximately $10.0 million to $15.0 million. If we can achieve these objectives, we will expect to have cash at the end of 2003 of not less than approximately $65.0 to $70.0 million. To increase cash flow, we also continue to focus on out-licensing or selling product candidates or technologies we do not intend to pursue the development of ourselves.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2002 was $100.7 million and yield to maturity was approximately 3.0%. The weighted-average return on our investments during the year ended December 31, 2002 was approximately 4.5%.

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. Our borrowings under our bond and term loans and financial obligations under certain lease arrangements are approximately $21.1 million. Pursuant to these borrowing arrangements, we are obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements have a total notional principal amount of approximately $22.3 million as of December 31, 2002. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party of approximately 6% and receive from the counter party a variable rate of interest of LIBOR plus 5/8%. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, we have effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our financial obligations at a blended annual rate of approximately 6% in the aggregate. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. The commercial bank has the right to terminate certain of the agreements having a total notional principal amount of $20.0 million during February 2003. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.6 million at December 31, 2002. Current market pricing models were used to estimate these fair values.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to the financial statements listed in Items 14(a) of Part IV of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our directors is incorporated by reference from the information to be contained under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2003 Proxy Statement, which will be filed no later than 120 days following December 31, 2002. Information concerning our executive officers is contained in Item 1.A. of Part I.

Item 11.	Executive Compensation

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Executive Compensation” in our 2003 Proxy Statement, which will be filed no later than 120 days following December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Except for the Equity Compensation Plan information set forth below, the information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” in our 2003 Proxy Statement, which will be filed no later than 120 days following December 31, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
	Number of	Weighted-	remaining for
	securities to be	average exercise	future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,066,486 (1)	$15.32	1,819,958
Equity compensation plans not approved by security holders	2,788,793 (2)	$14.95	0
Total	5,855,279	$15.14	1,819,958

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Guilford Pharmaceuticals Inc. 1993 Employee Share Option and Restricted Share Plan, as amended, the Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan, and the Guilford Pharmaceuticals Inc. 2002 Plan (the “2002 Plan”). Of these plans, the only plan under which options may be granted in the future is the 2002 Plan.

(2)	Consists of shares to be issued upon exercise of outstanding options granted under the Guilford Pharmaceuticals Inc. 1998 Employee Share Option and Restricted Share Plan (the “1998 Plan”), and shares issuable to the following consultants, in the amounts set forth beside each of their names (collectively, the “Consultant’s Option Arrangements”): Henry Brem (70,000 shares); Robert Langer (142,800 shares); Richard Casey (55,000 shares); Kam Leong (30,000 shares); John Newman (35,000 shares); Solomon Snyder (90,000 shares); and Susan Smith (8,000 shares).

Equity Compensation Plans Not Approved by Security Holders

      The disclosure required by paragraph (d)(3) of Item 201 of Regulation S-K for the 1998 Plan and the Consultant’s Option Arrangements is incorporated herein by reference from Note 15 to our Notes To Consolidated Financial Statements set forth on pages F-19 through F-23 of this annual report, under the headings, “Employee Share Option and Restricted Share Plans,” and, “Consultants,” respectively.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” and “Certain Relationships and Related Party Transactions” in our 2003 Proxy Statement, which will be filed no later than 120 days following December 31, 2002.

Item 14.	Controls and Procedures

      a)     Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

      b)     Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The following Financial Statements are included in this report:

      (a)(2) Financial Statements Schedules

      The following Schedules are filed as part of this report:

Independent Auditors’ Report	F-27
Schedule II — Valuation and Qualifying Accounts	F-28

      (a)(3) Exhibits

      The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.01A	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
3.01B	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated September 29, 1995 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed September 26, 1995).
3.01C	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated April 1, 1997 (incorporated by reference to the Registrant’s current Report on Form 8-K filed April 4, 1997).
3.01D	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 19, 1998 (filed herewith).
3.02	Amended and Restated Bylaws as of February 2003 (filed herewith).
4.01	Specimen Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
4.02A	Stockholder Rights Agreement dated September 26, 1995 (incorporated by reference to the Registrant’s Form 8-K filed October 10, 1995).
4.02B	Form of Amendment No. 1 to Stockholder Rights Agreement (incorporated by reference to the Registrant’s Form 8-K, filed October 20, 1998).
10.01A	1993 Employee Share Option and Restricted Share Plan (“1993 Option Plan”) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.01B	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-94530)).
10.01C	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1996).

Exhibit
Number	Description

10.01D	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996).
10.01E	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-56092))
10.01F	Amendment to 1993 Option Plan (filed herewith).
10.01G	Form of Stock Option Agreement under the 1993 Option Plan (filed herewith).
10.02A	1998 Employee Share Option and Restricted Share Plan, as amended (“1998 Option Plan”) (incorporated by reference to the Registrant’s Form S-8 (No. 333-30814)).
10.02B	Amendment to 1998 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998).
10.02C	Form of Stock Option Agreement under the 1998 Option Plan (filed herewith).
10.03A	Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan (“Directors’ Plan”) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.03B	Amendment to Directors’ Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998).
10.03C	Amendment to Directors’ Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1999).
10.03D	Form of Stock Option Agreement under the Directors’ Plan (filed herewith).
10.04	Guilford Pharmaceuticals Inc. 2001 Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-71218)).
10.05	Guilford Pharmaceuticals Inc. 2002 Employee Stock Purchase Plan (filed herewith).
10.06	Guilford Pharmaceuticals Inc. 2002 Stock Option and Incentive Plan and form of stock option agreements (“2002 Option Plan”) (filed herewith).
10.07	Employment Agreement between the Company and Craig R. Smith, M.D (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.08	Employment Agreement between the Company and Andrew R. Jordan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.09	Amendments to employment agreements between the Company and each of Andrew R. Jordan and Craig R. Smith (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 1996).
10.10	Form of Change in Control Severance Agreement (incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998).
10.11	Form of Severance Agreement (filed herewith).
10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.13	Form of Tax Indemnity Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.14	Consulting Agreement, dated July 23, 1999, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.15A†	License Agreement, effective March 18, 1994, between the Company and Research Triangle Institute, a not-for-profit Corporation existing under the laws of North Carolina (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.15B	Appendix A to RTI Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.16†	License Agreement, dated March 15, 1994, between the Company and Scios Nova (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.17†	License Agreement, dated December 20, 1993, between the Company and The Johns Hopkins University (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).

Exhibit
Number	Description

10.19†	Amended and Restated License Agreement, effective November 25, 1998, between the Company and The Johns Hopkins University (incorporated by reference to the Registrant’s Form 10-K filed March 30, 1999).
10.20†	License Agreement, dated December 9, 1995, by and between the Company and Daiichi Radioisotope Laboratories, Ltd (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1995).
10.21†	License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos (incorporated by reference to the Registrant’s Form 10-K/ A for the year ended December 31, 1995).
10.22	License, Development and Commercialization Agreement dated March 2, 2000, between the Company and ProQuest Pharmaceuticals Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).
10.23	Distribution Agreement, dated September 27, 2001, between the Company and National Specialty Services, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.24	Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the Company (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 1994).
10.25A	Loan and Financing Agreement between the Maryland Economic Development Corporation (“MEDCO”), the Company and Signet Bank/ Maryland (“Signet”) (“L&F Agreement”) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.25B	Amendment No. 1, dated June 30, 1998, to L&F Agreement (incorporated by reference to the Form 10-Q for the quarter ended June, 1998) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.26	Leasehold Deed of Trust by and between the Company and Janice E. Godwin and Ross Chaffin (as trustees) for the benefit of MEDCO and Signet (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.27A	Insurance Agreement between the Maryland Industrial Development Financing Authority and Signet (“Insurance Agreement”) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.27B	Letter, dated April 2, 1996, amending Insurance Agreement (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996).
10.27C	Amendment No. 2, dated June 29, 1998, to Insurance Agreement (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.28	Security Agreement, dated as of February 5, 1998, between First Security Bank, National Association (“First Security”), not individually, but solely as the Owner Trustee under the Guilford Real Estate Trust 1998-1 (the “Trust”) and First Union (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.29	Amended and Restated Trust Agreement, dated as of February 5, 1998 between the Several Holders from time to time parties thereto and the Trust (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.30	Agency Agreement, dated as of February 5, 1998, between the Company and the Trust (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.31	Credit Agreement, dated as of February 5, 1998, among the Trust, the Several Holders from time to time parties thereto and First Union (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).

Exhibit
Number	Description

10.32	Participation Agreement, dated as of February 5, 1998, among the Company, the Trust, the various and other lending institutions which are parties hereto from time to time, as Holders, the various and other lending institutions which are parties hereto from time to time, as Lenders, and First Union (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.33	Lease Agreement, dated as of February 5, 1998, between the Trust and the Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.34	MIDFA Agreement, dated June 29, 1998, by and between MIDFA, First Security, the Company and First Union (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.35	Insurance Agreement, dated June 29, 1998, by and between MIDFA and First Union (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.36	Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996.
21.01	Subsidiaries of Registrant (filed herewith).
23.01	Consent of KPMG LLP (filed herewith).

† Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

      (b) Reports on 8-K:

      On December 5, 2002, the Company filed a current report on Form 8-K disclosing under Item 5 certain management changes.

      On November 14, 2002, the Company filed a current report on Form 8-K for the purpose of furnishing under Item 9 a copy of the written certification required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

By:	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman, President and Chief Executive Officer

March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ ANDREW R. JORDAN Andrew R. Jordan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

/s/ GEORGE L. BUNTING, JR. George L. Bunting, Jr.	Director	March 31, 2003

/s/ BARRY M. FOX Barry M. Fox	Director	March 31, 2003

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	March 31, 2003

/s/ JOSEPH R. KLEIN, III Joseph R. Klein, III	Director	March 31, 2003

/s/ RONALD M. NORDMANN Ronald M. Nordmann	Director	March 31, 2003

/s/ SOLOMON H. SNYDER, M.D. Solomon H. Snyder, M.D.	Director	March 31, 2003

/s/ W. LEIGH THOMPSON W. Leigh Thompson	Director	March 31, 2003

/s/ JOSEPH R. CHINNICI Joseph R. Chinnici	Director	March 31, 2003

CERTIFICATION

I, Craig R. Smith, M.D., certify that:

      1. I have reviewed this annual report on Form 10-K of Guilford Pharmaceuticals Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Andrew R. Jordan, certify that:

      1. I have reviewed this annual report on Form 10-K of Guilford Pharmaceuticals Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ ANDREW R. JORDAN

Andrew R. Jordan
Executive Vice President, Finance and Administration,
Chief Financial Officer and Treasurer

The Board of Directors and Stockholders of

Guilford Pharmaceuticals Inc.:

      We have audited the accompanying consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its revenue recognition policy for non-refundable upfront fees in 2000.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 7, 2003, except for the third paragraph
  of Note 20, which is as of March 13, 2003

F–1

GUILFORD PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,777	$56,784
Investments	68,454	81,498
Accounts receivable, net	768	3,219
Inventories	2,993	2,687
Prepaid expenses and other current assets	907	3,365

Total current assets	87,889	147,553
Investments — restricted	18,572	16,456
Property and equipment, net	6,534	8,831
Intangible asset, net	6,589	7,430
Other assets	1,492	1,571

	$121,086	$181,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,279	$6,040
Current portion of long-term debt	3,200	4,615
Accrued payroll related costs	1,700	3,505
Accrued contracted services	3,308	2,652
Accrued expenses and other current liabilities	2,096	2,272

Total current liabilities	16,583	19,084
Long-term debt, net of current portion	3,720	4,137
Other liabilities	1,525	991

Total liabilities	21,828	24,212

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 75,000,000 shares, 29,980,063 and 29,975,063 issued at December 31, 2002 and 2001, respectively	300	300
Additional paid-in capital	350,352	351,553
Accumulated deficit	(249,591)	(190,321)
Accumulated other comprehensive loss	(691)	(452)
Note receivable from officer	(85)	(60)
Treasury stock, at cost: 79,030 and 256,906 shares at December 31, 2002 and 2001, respectively	(1,027)	(3,339)
Deferred compensation	—	(52)

Total stockholders’ equity	99,258	157,629

	$121,086	$181,841

See accompanying notes to consolidated financial statements.

F–2

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Revenues:
Net product sales	$14,538	$20,360	$1,492
License fees and royalties	58	149	2,369
Contract revenues	—	—	10,625
Revenues under collaborative agreements	69	25	3,570

Total revenues	14,665	20,534	18,056
Costs and Expenses:
Cost of sales	2,836	2,836	1,358
Research and development	46,103	54,272	46,900
Selling, general and administrative	29,845	30,113	14,144
Merger costs	—	—	1,403

Total costs and expenses	78,784	87,221	63,805

Operating loss	(64,119)	(66,687)	(45,749)
Other Income (Expense):
Investment and other income	5,350	6,870	7,751
Interest expense	(501)	(500)	(504)

Loss before the cumulative effect of an accounting change	(59,270)	(60,317)	(38,502)
Cumulative effect of an accounting change	—	—	(8,625)

Net loss	$(59,270)	$(60,317)	$(47,127)

Basic and diluted loss per common share:
Loss before the cumulative effect of an accounting change	$(1.99)	$(2.14)	$(1.64)
Cumulative effect of an accounting change	—	—	(0.36)

Net loss	$(1.99)	$(2.14)	$(2.00)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,805	28,249	23,517
Pro forma amounts assuming change in application of accounting principle applied retroactively:
Net loss	$—	$—	$(38,502)
Net loss per common share	$—	$—	$(1.64)

See accompanying notes to consolidated financial statements.

F–3

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock				Accumulated	Note
			Additional		Other	Receivable			Total
	Number of		Paid-in	Accumulated	Comprehensive	From	Treasury	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Officer	Stock, at Cost	Compensation	Equity

	(In thousands, except share data)
Balance, January 1, 2000	23,328,313	$233	$232,913	$(82,877)	$(1,838)	$(60)	$(3,284)	$(107)	$144,980
Comprehensive loss:
Net loss				(47,127)					(47,127)
Other comprehensive income:
Unrealized gain on available-for-sale securities					1,015				1,015

Total comprehensive loss									$(46,112)

Common stock issued in exchange for intangible asset	300,000	3	7,984						7,987
Other issuances of common stock	690,669	7	9,532					(56)	9,483
Purchase of 8,285 shares of common stock							(237)		(237)
Distribution of 20,180 shares of treasury stock to 401(k) Plan			139				244		383
Stock option compensation			290						290
Amortization of deferred compensation								55	55

Balance, December 31, 2000	24,318,982	$243	$250,858	$(130,004)	$(823)	$(60)	$(3,277)	$(108)	$116,829
Comprehensive loss:
Net loss				(60,317)					(60,317)
Other comprehensive loss:
Cumulative effect of a change in accounting principle					83				83
Unrealized loss on interest rate swap agreements					(1,146)				(1,146)
Unrealized gain on available-for-sale securities					1,434				1,434

Total other comprehensive loss									371

Total comprehensive loss									$(59,946)

Issuances of common stock	5,509,358	55	98,710						98,765
Exercise of stock options	146,723	2	1,726				(385)		1,343
Distribution of 24,946 shares of treasury stock to 401(k) Plan			150				323		473
Stock option compensation			109						109
Amortization of deferred compensation								56	56

Balance, December 31, 2001	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(3,339)	$(52)	$157,629
Comprehensive loss:
Net loss				(59,270)					(59,270)
Other comprehensive loss:
Unrealized loss on interest rate swap agreements					(452)				(452)
Unrealized gain on available-for-sale securities					217				217
Equity adjustment from foreign currency translation					(4)				(4)

Total other comprehensive loss									(239)

Total comprehensive loss									$(59,509)

Exercise of stock options	5,000		19
Distribution of 71,693 shares of treasury stock to 401(k) plan			(390)				932		542
Distribution of 99,986 shares of treasury stock to ESPP plans			(775)				1,299		524
Distribution of 6,197 shares of treasury stock to consultant			(55)				81		26
Extension of note receivable to officer						(25)			(25)
Amortization of deferred compensation								52	52

Balance, December 31, 2002	29,980,063	$300	$350,352	$(249,591)	$(691)	$(85)	$(1,027)	$—	$99,258

See accompanying notes to consolidated financial statement.

F–4

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except share data)
Cash Flows From Operating Activities:
Net loss	$(59,270)	$(60,317)	$(47,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gains)/losses on sale of available-for-sale securities	(394)	478	164
Depreciation and amortization	5,433	4,855	4,321
Non-cash compensation expense	620	638	893
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	4,963	(4,460)	(865)
Inventories	(306)	(519)	(820)
Accounts payable and other liabilities	(1,004)	3,204	908

Net cash used in operating activities	(49,958)	(56,121)	(42,256)

Cash Flows From Investing Activities:
Purchases of property and equipment	(282)	(286)	(541)
Maturities of held-to-maturity securities	—	—	510
Maturities and sales of available-for-sale securities	83,425	77,192	239,479
Purchases of available-for-sale securities	(72,428)	(97,546)	(185,400)

Net cash provided by (used in) investing activities	10,715	(20,640)	54,048

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	19	100,108	9,483
Purchase of treasury stock	—	—	(237)
Proceeds from issuance of long-term debt	3,389	3,733	—
Principal payments on debt	(6,696)	(3,102)	(2,298)
Proceeds from sale of treasury stock	524	—	—

Net cash (used in) provided by financing activities	(2,764)	100,739	6,948

Net (decrease) increase in cash and cash equivalents	(42,007)	23,978	18,470
Cash and cash equivalents at the beginning of year	56,784	32,806	14,336

Cash and cash equivalents at the end of year	$14,777	$56,784	$32,806

Supplemental disclosures of cash flow information:
Net interest paid	$447	$500	$490
Non-cash investing and financing activities:

Capital lease obligations of $1,475, $510, and $543 were incurred in 2002, 2001 and 2000, respectively, when the Company entered into leases for certain computer equipment.

During 2002, the Company converted a $2,473 payable to Cardinal to a note payable.

During 2000, the Company issued 300,000 shares of common stock valued at $8,000 and assumed the obligation for product returns estimated at $500 in return for the rights to market, sell and distribute GLIADEL® Wafer.

See accompanying notes to consolidated financial statements.

F–5

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a fully integrated pharmaceutical company located in Baltimore, Maryland, engaged in the research, development and commercialization of products that target the hospital and neurology markets.

(2) Summary of Significant Accounting Policies and Practices

     Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

     Segment Information

      The Company operates primarily in one industry segment, which includes research, development, and commercialization of novel products for the life sciences industry. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities with respect to its product or product candidates. The Company operates primarily from its corporate headquarters located within the United States and derives revenues primarily from its sales to customers within the United States. During the year ended December 31, 2002, approximately three percent of revenue was from customers outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate geographic or product areas and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

     Cash Equivalents

      The Company had cash equivalents of $13.6 million and $53.9 million at December 31, 2002 and 2001, respectively, which consisted of money market funds. The Company classifies all highly liquid investments with an original maturity of three months or less at the time of purchase as cash equivalents.

     Investments

      Investment securities at December 31, 2002 and 2001 consist of direct obligations of the U.S. government and U.S. government agencies, asset-backed securities and corporate debt securities. The Company classifies investments at the time of purchase as either available-for-sale or held-to-maturity. Investments in securities that are classified as available-for-sale are carried at their fair values. Unrealized holding gains and losses on available-for-sale securities are excluded from current earnings (loss) and are reported as a separate component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Realized gains and losses on available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are carried at cost, adjusted for the amortized discount or premium. Dividends and interest income are recognized when earned, regardless of the type of security.

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

F–6

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Investment in Equity Securities — Cost Method

      Equity investments that are less than 20% of an investee company’s voting stock and where the Company lacks the ability to significantly influence the investee company are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the consolidated statements of operations. A decline in market value of the Company’s investment below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the investment is established.

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

      Inventories include finished goods, work-in-process, and raw materials that may be either available for sale, consumed in production, or consumed internally in the Company’s development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

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

     Intangible Asset

      The intangible asset, net of accumulated amortization, represents the cost to reacquire the rights to market, sell and distribute GLIADEL®Wafer from Aventis S.A. (“Aventis”) (See Note 17). The Company is amortizing this intangible asset over a period of 10 years using the straight-line method.

     Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized; but instead tested for impairment at least annually. In addition, the standard includes provisions for the

F–7

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The adoption of SFAS 142 did not have an impact on our consolidated financial statements since we have determined that our intangible asset of the rights to market, sell and distribute GLIADEL® Wafer, has a finite life, which has been our consistent accounting treatment.

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Accounting Change

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), which summarizes the views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000 effective January 1, 2000, resulting in a non-cash charge of $8.6 million, or $0.36 per basic and diluted share. In accordance with SAB 101, the charge has been reflected on a separate line entitled “Cumulative effect of an accounting change” on the Consolidated Statements of Operations. Under SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement must be deferred and recognized as revenue over the involvement period. See Note 17 for a description of the past agreements impacted by SAB 101. For the year ended December 31, 2000, the Company recognized $8.6 million of contract revenues, which were deferred upon adoption of SAB 101. There was no effect on 2002 or 2001 as a result of SAB 101. The effect of the adoption of SAB 101 on interim periods is disclosed in Note 21.

      Pro forma amounts assuming the change in application of accounting principle applied retroactively was as follows (in thousands except for per share data):

2000

Revenue	$18,056
Net loss	$(38,502)
Net loss per common share	$(1.64)

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

      Our historical return rate is applied to our unit sales to provide an allowance for future product returns. This historical return rate is calculated by blending the product return experience of our previous marketing, sales and distribution partner, with our own product return experience. The product return rate is periodically updated to reflect actual experience.

F–8

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Collaborative research revenue is recognized, up to the contractual limits, when the Company meets its performance obligations under the respective agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished.

      Commencing with the adoption of SAB 101, non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Revenue for the year ended December 31, 2000 has been adjusted to reflect the implementation of SAB 101.

      Milestone payments, which represent a substantive step in the development process or significant achievement for the product, are recognized when earned.

     Research and Development and Royalty Expenses

      Internal research and development costs are expensed as incurred. Third party research and development costs are expensed as performed. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. We review and accrue clinical trials expenses based on estimates of work performed and completion of certain events. We believe that this method best aligns the expenses we record with the efforts we expend. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales. Royalty expense from third-party sales is expensed concurrent with such revenue recognition and is offset against royalty revenue related to third-party sales.

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

     Stock-Based Compensation

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for

F–9

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interim periods. The Company continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

	Year Ended December 31

	2002	2001	2000

Net loss, as reported	$(59,270)	$(60,317)	$(47,127)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,990)	(15,952)	(6,765)

Pro forma net loss	$(72,260)	$(76,269)	$(53,892)

Loss per share:
Basic and diluted — as reported	$(1.99)	$(2.14)	$(2.00)

Basic and diluted — pro forma	$(2.42)	$(2.70)	$(2.29)

Comprehensive Income (Loss)

      Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income (loss) and its components as part of the Company’s full set of financial statements. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period, except those resulting from investments by owners and distributions to owners. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Comprehensive income (loss) for years ended December 31, 2002, 2001 and 2000 has been reflected in the Consolidated Statements of Changes in Stockholders’ Equity.

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

F–10

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

F–11

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is in the process of assessing the impact of FIN 46 on the Company and specifically as it relates to the operating lease for its research and development facility with a special purpose entity (SPE) sponsored by a commercial bank. If it is determined to be applicable, FIN 46 may result in the Company consolidating the SPE for the quarter ended September 30, 2003 in the Company’s consolidated financial statements, or it may result in the Company exploring alternatives such as selling or restructuring its interest in the facility.

(3) Investments

      Investments in marketable securities as of December 31, 2002 and 2001 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding	Fair
	Cost	Gains	Losses	Value

2002
Available-for-sale
U.S. Government Backed Securities	$57,897	$629	$—	$58,526
Corporate Debt Securities	23,646	210	—	23,856
Other Debt Securities	1,655	—	(11)	1,644
Restricted Money Market Account	3,000	—	—	3,000

	$86,198	$839	$(11)	$87,026

2001
Available-for-sale
U.S. Government Backed Securities	$41,787	$181	$—	$41,968
Corporate Debt Securities	51,292	502	—	51,794
Other Debt Securities	4,264	—	(72)	4,192

	$97,343	$683	$(72)	$97,954

      At December 31, 2002 and 2001, investments of $18.6 million and $16.5 million, respectively are classified as “Investments-restricted” in the accompanying consolidated balance sheets (see Notes 8 and 11).

      Maturities of investments in marketable securities classified as available-for-sale as of December 31, 2002 were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale
Due in 1 year or less	$14,554	$14,726
Due in 1-5 years	$70,925	$72,300

      Included in investment and other income are net realized gains on disposals of available for-sale securities of $0.4 million in 2002. Proceeds from the sale of available-for-sale securities aggregated $83.4 million in 2002, resulting in gross realized gains of $0.7 million and gross realized losses of $0.3 million.

F–12

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Accounts Receivable

      Accounts receivable consist of the following (in thousands):

	December 31,

	2002	2001

Trade accounts receivable	$795	$3,371
Less allowance for doubtful accounts	(27)	(152)

	$768	$3,219

(5) Inventories

      Inventories consist of the following:

	December 31,

	2002	2001

	(In thousands)
Raw materials	$218	$245
Work in process	851	650
Finished goods	1,924	1,792

	$2,993	$2,687

(6) Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2002	2001

	(In thousands)
Laboratory equipment	$4,345	$4,345
Manufacturing equipment	2,616	2,602
Computer and office equipment	8,102	6,526
Leasehold improvements	16,176	16,008

	31,239	29,481
Less accumulated depreciation and amortization	(24,705)	(20,650)

	$6,534	$8,831

(7) Intangible Asset

      Intangible asset consists of the following:

	December 31,

	2002	2001

	(In thousands)
Reacquisition of GLIADEL® Wafer rights	$8,412	$8,412
Less accumulated amortization	(1,823)	(982)

	$6,589	$7,430

F–13

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As described in Note 17, the Company reacquired the rights to market, sell and distribute GLIADEL® Wafer during October 2000. Upon reacquisition, the Company determined that this intangible asset had a finite life and would be amortized over a life of ten years.

(8) Indebtedness

      Long-term debt and capital leases consists of the following:

	December 31,

	2002	2001

	(In thousands)
Note payable to a commercial bank, interest at LIBOR + 0.625 (2.1 % at December 31, 2002), principal is payable in four equal annual installments beginning in April 2003. Interest is payable quarterly beginning in July 2002, until final principal payment is made	$3,000	$—
Note payable to Cardinal Health Sales and Marketing Services, interest at LIBOR + 1.75%, Re-paid during 2002	—	2,981
Borrowings under bond financing arrangement,** payable in monthly installments of $78, plus interest at LIBOR + 0.75% (2.2% at December 31, 2002*), with final payment due December 2004.	1,883	2,824
Borrowings under term loan,** payable in monthly installments of $101, plus interest at LIBOR + 0.625% (2.1% at December 31, 2002*), with final payment due April 2003	406	1,624
Note payable to the City of Baltimore, interest at 2.0% per annum, payable in monthly installments including principal and interest, of approximately $5, with final payment due December 2009	433	490
Capital leases***, interest imputed per lease schedule at rates of 11% to 22% per annum, lease schedules expire between January 2003 and December 2004	1,024	566
Other note payable in monthly installments of $44, including principal and interest (at 5.5%) with final payment due April 2003	174	267

Total long-term debt	6,920	8,752
Less current portion of long-term debt	(3,200)	(4,615)

Long-term debt, net of current portion	$3,720	$4,137

     * See Note 9

 ** Secured by equipment and leasehold improvements

*** See Note 11

      Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002, and thereafter are approximately: 2003, $3.2 million; 2004, $1.9 million; 2005, $0.8 million; 2006, $0.8 million; 2007, $0.2 million. The fair value of long-term debt is $6.9 million at December 31, 2002.

     Bond Financing Arrangement

      In 1994, the Company entered into an $8.0 million bond financing arrangement with a commercial bank. The bond was issued by the Maryland Economic Development Corporation. At December 31, 2002, 82% of the outstanding borrowings is guaranteed by the Maryland Industrial Development Financing Authority.

F–14

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Commercial Loan Agreement

      In May 2002, the Company borrowed $3.0 million from a commercial bank in order to repay a note payable to Cardinal Health. This new indebtedness bears interest at the rate of one-month LIBOR plus 0.625% and is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. Interest payments commenced on July 31, 2002 and are quarterly thereafter, until fully paid.

     Restrictive Covenants

      The debt agreements referred to above contain restrictions that require the Company to meet certain financial covenants. Under the bond financing arrangement, the Company maintained $0.3 million and $0.5 million at December 31, 2002 and 2001, respectively, as cash collateral (approximately 18% of the outstanding principal balance less $100,000). In accordance with the term loan agreement, the Company maintained as cash collateral of $0.4 million and $1.6 million at December 31, 2002 and 2001, respectively (equal to 100% of the outstanding principal balance). In accordance with the commercial loan agreement, the Company maintained cash collateral of $3.0 million at December 31, 2002 (equal to 100% of the outstanding principal balance). Total collateral is included in the accompanying Consolidated Balance Sheets as “Investments-restricted.” Other covenants preclude the Company from declaring any cash dividends on its common stock without prior written consent.

(9) Interest Rate Swap Agreements

      During 1998 and 1999, the Company entered into interest rate swap agreements with a commercial bank (“counterparty”) to reduce the impact of fluctuations in market interest rates on certain financial obligations (see Notes 8 and 11). These agreements have a total notional principal amount of approximately $22.3 million at December 31, 2002. The Company has effectively fixed its floating rate debt and certain financial lease obligations to an annual rate of approximately 6%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. Approximately $20.0 million of the interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. In the event of non-performance by the counter party, the Company could be exposed to market risk related to interest rates. When the fair value of the agreements is positive, the counterparty owes the Company, which creates market risk for the Company. Conversely, when the fair value of the agreements is negative, the Company owes the counterparty and, therefore, it does not possess market risk. At December 31, 2002, the fair value of the interest rate swap agreements was a liability of $1.6 million, compared to $1.1 million at December 31, 2001. Current market pricing models were used to estimate fair values of these interest rate swap agreements.

(10) Restructuring

      On July 30, 2002, the Company announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, the Company recorded a restructuring charge of $1.5 million of which $0.2 million was reversed during the fourth quarter of 2002. The Company’s restructuring plans and associated costs consisted of employee severance costs including severance pay, related payroll taxes and insurance, and outplacement services. All terminations and termination benefits were communicated to the affected employees during the third quarter of 2002 and severance benefits are expected to be paid in full within one year of the date of the announcement.

      At December 31, 2002, outstanding liabilities related to the restructuring totaled $0.2 million and are included in “Accrued expenses and other current liabilities” in the accompanying Balance Sheets. The

F–15

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is accounting for the restructuring in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

(11) Leases

      In order to meet our anticipated future facilities needs, we initiated a project to design, construct, and lease a research and development facility. To accomplish this task, in February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity (SPE) sponsored by a commercial bank. The SPE is not consolidated in our consolidated financial statements as the Company has accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. In accordance with FIN 46, the Company is assessing whether the SPE will need to be consolidated for financial reporting purposes. Had we consolidated this SPE, the pro forma impact on certain categories of our consolidated balance sheet at December 31, 2002, and our net loss for the year ended December 31, 2002, would be as follows (in thousands):

	As Reported	Pro Forma

Property and equipment, net	$6,534	$23,686
Total assets	121,086	138,238
Total debt	6,920	25,459
Total liabilities	21,828	40,607

Net loss	$(59,270)	$(59,682)

      This facility, which was substantially completed in June 1999 for a total cost of approximately $19.5 million, was constructed adjacent to our current headquarters in Baltimore, Maryland and provides approximately 73,000 square feet of research and development capacity. The initial lease term is for a period of 84 months (including the construction period) and expires in February 2005. We have the option to either purchase the facility on the remaining anniversary dates during the initial lease term, or sell the facility to a third party at the expiration of the initial lease term. In the event the facility is sold to a third party, we will be obligated to pay the lessor any shortfall between the sales price and 83% of the lessor’s net investment in the facility. The lessor’s net investment in the facility was approximately $18.8 million at December 31, 2002 and we anticipate that it will be further reduced to approximately $18.2 million by the expiration of the initial lease term in February 2005. The Company’s maximum exposure to loss as a result of its involvement with the SPE is the residual guarantee ($13.8 million). We are required to maintain collateral equal to approximately 83% of the remaining balance of the lessor’s net investment in the facility. We had cash collateral of $13.8 million and $14.3 million as of December 31, 2002 and 2001 respectively, which is included in the accompanying consolidated balance sheets as “Investments — restricted.” In addition to this cash collateral requirement, we are subject to various other affirmative and negative covenants, the most restrictive of which requires us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million.

      Pursuant to the terms of the operating lease agreement, we are obligated to make monthly lease payments equal to the interest, based on monthly LIBOR plus 0.625% (2.1% at December 31, 2002), calculated on the lessor’s net investment in the facility plus principal of $20,000. As a result of the interest rate swap agreements entered into during 1998 and 1999 with a commercial bank in the notional amount of $20.0 million, we effectively fixed the interest rates on these variable interest rate-based payments, at approximately 6%. These interest rate swap agreements provide the commercial bank with a call provision exercisable during 2003. Assuming the commercial bank exercises its call provision, we would be exposed to market risk related to the underlying interest rates of the operating lease. Future minimum lease payments under this lease are included in the table below. We describe these interest rate swap transactions with the commercial bank in Note 9.

F–16

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2002, the Company entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing. The Company’s previous master lease agreement, entered into in August 2001, expired in June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of December 31, 2002, the Company had leased approximately $0.3 million in equipment under this master lease agreement.

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

      The Company’s future minimum lease payments under these non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for years subsequent to December 31, 2002 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2003	$950	$3,745
2004	274	3,001
2005	—	975
2006	—	130

Total minimum lease payments	1,224	$7,851
Less amounts representing interest	(200)

Present value of net minimum lease payments	1,024
Less current maturities of capital lease obligations	(870)

Capital lease obligations, excluding current installments	$154

      Rent expense for operating leases was approximately $4.8 million, $4.4 million, and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The amount of equipment and related accumulated depreciation recorded under capital leases was $2.5 million and $1.6 million, respectively at December 31, 2002, and $1.1 million and $0.5 million, respectively at December 31, 2001.

(12) Income Taxes

      As of December 31, 2002, we had net operating loss (“NOL”) carryforwards available for federal income tax purposes of approximately $240.5 million, which expire at various dates between 2010 and 2022. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized. As of December 31, 2002, we had tax credit carryforwards of approximately $10.6 million expiring between 2010 and 2022.

F–17

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actual income tax (benefit) expense differs from the expected income tax (benefit) expense computed at the effective federal rate as follows:

	2002	2001	2000

	(In thousands)
Computed “expected” tax benefit at statutory rate	$(20,152)	$(20,508)	$(16,023)
State income tax, net of federal benefit	(3,330)	(4,174)	(3,303)
General business credit generated	(1,292)	(1,874)	(1,827)
Other, net	(318)	223	(19)
Increase in valuation allowance	25,092	26,333	21,172

	$—	$—	$—

      Realization of deferred tax assets related to our NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to net deferred tax assets which may not be realized in the future, resulting in net deferred tax assets being completely reserved for December 31, 2002. The change in the valuation allowance was an increase of approximately $25.1 million in 2002, $26.3 million in 2001, and $21.2 million in 2000.

      Significant components of our deferred tax assets and liabilities as of December 31, 2002 and 2001 are shown below.

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$97,299	$73,613
Research and experimentation credits	10,587	9,147
Compensatory stock grants	342	2,380
Depreciation	1,974	1,241
Alternative minimum tax credit carryforwards	—	138
Accrued expenses	1,825	1,428
Contribution carryover and capitalized start-up costs	537	549
Other	616	340

	113,180	88,836
Deferred tax liabilities:
Prepaid expenses and other	(503)	(1,113)

Net deferred tax assets	112,677	87,723
Valuation allowance	(112,677)	(87,585)

Net deferred tax assets	$—	$138

(13) Capital

      In June 2001, the Company sold 3,000,000 newly issued shares of its common stock to certain institutional investors in a PIPE (Private Investment in Public Equity transaction), resulting in net proceeds to the Company of approximately $56.2 million.

      In January 2001, the Company sold 2,506,000 shares of its common stock to certain institutional investors under a shelf registration, resulting in net proceeds to the Company of approximately $42.6 million.

F–18

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2000, the Company sold 150,000 shares of its common stock to institutional investors, as part of the shelf registration filed in November 2000, providing net proceeds of approximately $3.0 million.

      In October 2000, the Company issued 300,000 shares of its common stock, valued at approximately $8.0 million to Aventis in consideration for the reacquisition of the rights to market, sell and distribute GLIADEL® Wafer (see Note 17).

      The Company repurchased 18,867 and 8,285 shares of its common stock at an aggregate cost of approximately $0.4 million, and $0.2 million, during the years ended December 31, 2001 and 2000, respectively.

      Warrants granted to Amgen, Inc. in 1997, to purchase up to 700,000 shares of the Company’s common stock at an exercise price of $35.15 per share expired during 2002.

      The Company is authorized to issue up to 4,700,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not required to issue this preferred stock. There were no shares of this preferred stock outstanding at December 31, 2002 or 2001.

(14) Stockholder Rights Plan

      In September 1995, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights (“Rights”) were granted at the rate of one Right for each share of common stock. All Rights expire on October 10, 2005. At December 31, 2002, the Rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender or exchange offer that would result in its ownership of 20% or more of the Company’s common stock without the approval of the Board of Directors. Each holder of a Right, other than the acquiring person, would be entitled to purchase $120 worth of common stock of the Company for each Right at the exercise price of $60 per Right, which would effectively enable such Rights holders to purchase common stock at one-half of the then current price.

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

(15) Equity Compensation Plans

     Stock Option and Restricted Share Plans

      The Company adopted Stock Option and Restricted Share Plans in 1993, 1998 and 2002 (the “1993 Plan,” the “1998 Plan,” and the “2002 Plan,” respectively, and collectively, the “Plans”). The Plans were adopted to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage these individuals to continue in the employment of the Company and contribute to its success. Eligible individuals include full-time employees of the Company and others whose participation in the Plan is determined by the Board of Directors to be in the best interests of the Company. Employees of the Company generally receive share option grants upon the commencement of their employment, and to the extent approved by the Compensation Committee of the Board of Directors, as a long-term incentive bonus award in February of each year. Share options under the Plans are granted at a price per share equal to the fair market value of the Company’s Common Stock on the day immediately preceding the grant date, or if later, the date that the employee commences employment with the Company. The 1993 Plan and the 2002 Plan permitted the issuance of incentive stock options, but the 1998 Plan does not. Share options granted under the

F–19

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plans are exercisable for a period of not more than 10 years from the grant date. Share options granted under the Plans vest with respect to 25% of any grant upon the first anniversary of the grant date, and thereafter, the remaining grant vests in 36 equal monthly installments.

      The Company has granted, pursuant to the 1993 Plan and the 1998 Plan, restricted shares to some of its officers in connection with the commencement of their employment with the Company. The 2002 Plan permits the Company to grant restricted shares, but it has not done so. Restricted share grants are valued at the fair market value of the Company’s Common Stock on the day immediately preceding the date of the grant and are subject to a vesting period determined by the Compensation Committee of the Board of Directors. Restricted share grants generally vest in 25% increments on the first four anniversaries following the grant date. If the grant does not require the officer to pay for the stock underlying the grant, the Company records unearned compensation at the time of the grant in the amount of the fair market value of the Company’s Common Stock on the date of the grant multiplied by the number of shares that were subject to the grant. This unearned compensation is expensed over the vesting period.

      If an employee’s employment with the Company terminates for any reason (other than by reason of death, permanent disability), the employee’s share option grant or restricted shares grant, as the case may be, terminates with respect to the unvested portion of any grant. All unvested options and restricted shares held by the Company’s employees vest in full upon events constituting a change in control of the Company.

      Upon the adoption of the 2002 Plan by the Company’s stockholders in May 2002, the Company terminated the 1993 Plan and the 1998 Plan with respect to any future option or restricted share grants. Therefore, the Company may only grant share options or restricted shares under the 2002 Plan.

      As of December 31, 2002, the maximum number of shares issuable under the Plans was 8,173,112, of which 500,000 shares may be issued under the restricted share provisions. During the years ended December 31, 2002, 2001 and 2000, the Company granted 2,131,132, 2,098,354 and 1,115,277 share options and restricted shares under the Plans, respectively. As of December 31, 2002, there were 5,161,979 share options and 200,414 restricted shares outstanding under the Plans, of which, with respect to the share options, 2,440,793 were exercisable as of December 31, 2002. As of December 31, 2002, there were 1,819,958 shares available for grant under the 2002 Plan.

     The Directors’ Plan

      The Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted to provide non-employee directors an opportunity to acquire or increase an equity interest in the Company. Under the Director’s Plan 300,000 shares of the Company’s Common Stock were reserved for issuance at an exercise price not less than the fair market value of the Company’s Common Stock on the day immediately preceding the grant date. Share option grants under the Directors’ Plan vest 50% on the first anniversary of the grant date and are 100% vested on the second anniversary of the grant date. As of December 31, 2002, 262,500 share options were outstanding under the Directors’ Plan, of which 255,000 were exercisable. Share options granted under the Directors’ Plan are for term of 10 years. The Company did not make any share option grants under the Directors’ Plan in 2002, and granted 15,000 and 52,500 share options, respectively, for the years ended December 31, 2001 and 2000.

      Upon the adoption of the 2002 Plan by the Company’s stockholders in May 2002, the Company terminated the Directors’ Plan with respect to any future option grants. Therefore, the Company may only grant share options to Directors’ under the 2002 Plan. Share options granted to Directors’ under the 2002 Plan are granted on substantially the same terms and conditions as they were under the Directors’ Plan.

F–20

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Employee Stock Purchase Plans

      In September 2001, the Company established the 2001 Stock Purchase Plan (the “2001 Stock Purchase Plan”), to encourage and assist employees to acquire an equity interest in the Company. The 2001 Plan is authorized to issue up to 300,000 shares of the Company’s Common Stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase shares of the Company’s Common Stock at 85% of the fair market value of the Common Stock on either the first or last trading day of the offering period, whichever is lower. The 2001 Stock Purchase Plan was not subject to shareholder approval; and therefore, does not currently comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. As of December 31, 2002, the Company has issued 73,438 shares of the Company’s Common Stock under the 2001 Stock Purchase Plan.

      In May 2002, the Company’s shareholders adopted the 2002 Stock Purchase Plan (the “2002 Stock Purchase Plan”), to encourage and assist employees to acquire an equity interest in the Company. The 2002 Stock Purchase Plan is authorized to issue up to 300,000 shares of the Company’s Common Stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase shares of the Company’s Common Stock at 85% of the fair market value of the Common Stock on either the first or last trading day of the offering period, whichever is lower. As stated, the 2002 Stock Purchase Plan was approved by shareholders; and therefore, is intended to comply with the requirements of Section 423 of the Internal Revenue Code. As of December 31, 2002, the Company has issued 26,548 shares of the Company’s Common Stock under the 2002 Stock Purchase Plan.

     Consultants

      In 1995, 1996 and 2000, the Company granted share options to certain of the Company’s consultants. The total number of share options granted to these consultants was 675,500. With respect to each share option grant, the grant is valid for 10 years from the grant date and is subject to a vesting period based upon either the passage of time or the achievement of certain milestones. Of these share options, 430,800 share options were exercisable as of December 31, 2002. The Company recognized $0.1 million and $0.3 million in non-cash compensation expense, in accordance with SFAS 123, relating to the value of such share options (as determined using the Black-Scholes pricing model) for the years ended December 31, 2001 and 2000, respectively, and as of the December 31, 2001, compensation expense relating to the share options grants has been fully recognized.

      The following is a summary of the Company’s share option activity and balances as of and for the years ended December 31, 2002, 2001 and 2000:

		Weighted-
		Average
	Share	Exercise
	Options	Price

Balance, January 1, 2000.	3,225,654	$15.08
Granted	1,173,277	27.17
Exercised	(525,643)	12.47
Canceled	(222,192)	20.98

Balance, December 31, 2000	3,651,096	18.98

Granted	2,113,354	17.78
Exercised	(146,723)	11.77
Canceled	(163,122)	20.61

Balance, December 31, 2001	5,454,605	18.66

F–21

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-
		Average
	Share	Exercise
	Options	Price

Granted	2,131,132	7.55
Exercised	(5,000)	3.09
Canceled	(1,725,458)	16.94

Balance, December 31, 2002	5,855,279	$15.14

      Share options outstanding and exercisable by price range are as follows:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	As of	Average	Average	As of	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Contractual Life	Price	2002	Price

$ 0.01 – $10.00	2,038,969	8.6	$7.30	283,194	$7.09
10.01 – 20.00	2,980,141	6.2	17.08	2,225,155	16.61
20.01 – 30.00	828,415	6.2	27.30	623,192	27.18
30.01 – 40.00	7,750	4.8	30.70	7,671	30.68
	5,855,279	7.0	15.14	3,139,212	17.88

      The foregoing table includes options to purchase 218,000 shares that were outstanding and exercisable as of December 31, 2002, granted outside of the Company’s stock option plans.

     Pro Forma Option Information

      Using the Black-Scholes option pricing model, the per share weighted-average fair value for all share options granted during 2002, 2001 and 2000 was $4.69, $10.00, and $8.61, respectively, on the date of grant with the following weighted-average assumptions.

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.7%	3.2%	5.1%
Volatility	76.0%	96.1%	66.7%
Expected life in years	4	4	4

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of Statement No. 148 are effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods. The Company continues to account for stock based compensation under APB No. 25.

(16) 401(k) Profit Sharing Plan

      The Company’s 401(k) Profit Sharing Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the

F–22

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Code. The Company may make contributions equal to a percentage of a participant’s contribution or may contribute a discretionary amount to the 401 (k) Plan.

      The Company currently elects to match employee contributions with the Company’s common stock equal to 50% of the first 6% of an employee’s voluntary contribution. Such amounts vest 25% per year, based on a participant’s years of service with the Company. The Company has made non-cash contributions of Company stock of approximately $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(17) Significant Contracts and Licensing Agreements

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

      Under the terms of the Agreement, Amgen provided the Company $13.5 million, in the aggregate, over three years to support research activities relating to the FKBP neuroimmunophilin ligand technology. The Company recognized $3.4 million in research support for the year ended December 31, 2000.

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

     Aventis

      In June 1996, the Company entered into a Marketing, Sales and Distribution Agreement (together with related agreements, the “Aventis Agreements”) with Aventis. Under the Aventis Agreements, Aventis had worldwide marketing rights (except in Scandinavia and Japan) for GLIADEL® Wafer. The Company received $15.0 million upon the signing of these agreements ($7.5 million as an equity investment and $7.5 million as a one-time non-refundable rights payment). During September 1996, the Company obtained clearance from the FDA to market GLIADEL® Wafer for recurrent glioblastoma multiforme and, accordingly, received a $20.0 million non-refundable milestone payment from Aventis. During 2000 and 1999, the Company received $2.0 million and $4.5 million, respectively, in milestone payments for obtaining certain international regulatory approvals. Through December 31, 2000, the Company manufactured and supplied GLIADEL® Wafer to Aventis and received revenues from net product sales and royalties based on sales.

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

F–23

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Aventis Agreements as described below, this remaining deferred amount was recognized as contract revenue during 2000.

      On October 23, 2000, the Company entered into a Rights Reversion Agreement (the “Rights Reversion Agreement”) with Aventis, pursuant to which the Company reacquired the rights to market, sell and distribute GLIADEL®Wafer. In consideration for the reacquisition of these rights, the Company issued to Aventis 300,000 shares of its common stock, valued at approximately $8.0 million, assumed the obligations for product returns subsequent to December 31, 2000, and granted Aventis certain registration rights with respect to such stock. The Company recorded a liability for estimated product returns of approximately $0.5 million at December 31, 2000. In accordance with the terms of the Rights Reversion Agreement, effective January 1, 2001, the Company has been responsible for all aspects of the worldwide marketing, sale and distribution of GLIADEL® Wafer (except in Scandinavia where GLIADEL® Wafer is distributed by Orion Corporation Pharma).

     ProQuest Pharmaceuticals Inc.

      In March 2000, the Company acquired from ProQuest Pharmaceuticals Inc. (“ProQuest”) an exclusive worldwide license to a prodrug of propofol, a widely used anesthetic which we are developing under the trade name AQUAVAN™Injection. Pursuant to this transaction, the Company paid approximately $0.7 million for 133,333 shares of common stock of ProQuest and approximately $0.3 million for in-process research and development that was expensed. Under the terms of the agreement, the Company is obligated to make payments based on clinical development milestones and royalties on any product sales. During the year ended December 31, 2001, the Company made a milestone payment to ProQuest in the amount of $0.3 million. In exchange for that payment, the Company received an additional 30,303 shares of common stock of ProQuest. During the second quarter of 2002, we achieved a development milestone related to AQUAVAN™ Injection, which resulted in a payment due to ProQuest of $0.75 million and the Company receiving additional shares of the common stock of ProQuest. At December 31, 2002, the estimated market value of our total investment in ProQuest, including the purchases made in the second quarter of 2002, was $0.9 million. As a result, we have recorded the 2002 milestone payments of $0.75 million as a research and development cost.

      The investment in ProQuest is accounted for under the cost method and is included in the accompanying consolidated balance sheets as “Other assets.” ProQuest is a privately held pharmaceutical company based in Lawrence, Kansas.

(18) Related Party Transaction

      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994 to John P. Brennan, the Company’s Senior Vice President, Technical Operations, he delivered to the Company a full-recourse note bearing an interest of 5.34% annually in the amount of $60,000. That note, as amended, was due and payable during February 2002, at which time we extended the payment date of the note to February 2004. At December 31, 2002, the principal and accrued interest for the note was approximately $85,000.

F–24

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19) Earnings (Loss) Per Share

      The following table presents the computations of basic and diluted EPS:

	2002	2001	2000

	(in thousands, except per share data)
Loss before the cumulative effect of an accounting change	$(59,270)	$(60,317)	$(38,502)
Net loss	$(59,270)	$(60,317)	$(47,127)
Weighted-average shares outstanding	29,805	28,249	23,517
Total weighted-average diluted shares(1)	29,805	28,249	23,517
Basic and diluted EPS:
Loss before the cumulative effect of an accounting change	$(1.99)	$(2.14)	$(1.64)
Net loss applicable to common stockholders	$(1.99)	$(2.14)	$(2.00)

(1)	At December 31, 2002, 2001 and 2000, there were approximately 263,000, 332,000, and 889,000 instruments, respectively, that were considered antidilutive and accordingly excluded in the above calculation.

(20) Commitments and Contingencies

      The Company has entered into various agreements in order to advance its research and development activities. These agreements may take the form of research and development agreements, consulting agreements and/or licensing agreements. As of December 31, 2002, the Company had committed to fund approximately $12.8 million pursuant to these agreements. Approximately 85% of this amount will be incurred during 2003.

      The Company has entered into various licensing agreements for certain of its technologies, which commit the Company to minimum annual research spending on certain mutually agreed-upon research and development projects. In the aggregate, these minimum annual research expenditures are approximately $1.0 million. These minimum annual research expenditures typically continue until marketing approval of a product incorporating the licensed technology. In addition, certain of these licensing agreements require the Company to make payments upon achieving specific milestones as well as requiring the payment of royalties on future net sales of licensed products, if any, as well as a percentage of all payments received by the Company from sublicensees, if any.

      During 2002, the Company terminated its agreement with Cardinal Health to provide a contract sales force. The termination has led to a dispute regarding amounts owed to Cardinal at the termination date. The Company does not believe it has any remaining obligations to Cardinal at December 31, 2002 relative to the agreement; however, Cardinal has asserted that it may be owed $0.8 million. On March 13, 2003, the Company received notice from the parent of Cardinal Health (“Parent”) that National Specialty Services Inc. (“NSS”), an affiliate of Cardinal Health and another subsidiary of Parent, was going to offset the amount Cardinal Health claims the Company owes it against an account payable in the amount of approximately $1.8 million that NSS owes the Company, in addition to taking certain unearned prompt payment discounts, also in payment of the amounts that Cardinal Health claims the Company owes it. NSS is the specialty distributor to whom the Company sells GLIADEL® Wafer. The Company does not believe that Parent or NSS has the right to make an offset under the Company’s agreement with NSS for amounts that Cardinal Health claims the Company owes it. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

F–25

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

(21) Quarterly Financial Data (unaudited)

2002 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$6,184	$3,591	$3,294	$1,596
Gross margin(1)	5,215	2,559	2,623	1,305
Net loss	(13,524)	(16,835)	(14,571)	(14,340)

Net loss per common share	$(0.45)	$(0.57)	$(0.49)	$(0.48)

2001 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$4,748	$3,109	$5,925	$6,752
Gross margin(1)	4,082	2,784	5,220	5,438
Net loss	(14,568)	(18,180)	(13,762)	(13,807)

Net loss per common share	$(0.55)	$(0.67)	$(0.46)	$(0.46)

(1)	Gross margin is calculated as net product sales less cost of sales.

F–26

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

The Board of Directors and Stockholders

Guilford Pharmaceuticals Inc.:

      Under date of February 7, 2003, except for the third paragraph of Note 20, which is as of March 13, 2003, we reported on the consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Form 10-K. Our report refers to a change in the Company’s revenue recognition policy for non-refundable upfront fees in 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 7, 2003

F–27

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

SCHEDULE II

(in thousands)

		Additions

Description	Balance	Charged to Costs	Charged to Other		Balance
(Balance sheet caption)	@ 1/1/00	and Expenses	Accounts	Deductions	@ 12/31/00

Allowance for doubtful accounts (Accounts receivable)	$—	$—	$—	$—	$—
Inventory reserve (Inventory)	257	158	—	(257)	158
Product return reserve (Accrued expenses and other current liabilities)	—	—	499 (1)	—	499

		Additions

Description	Balance	Charged to Costs	Charged to Other			Balance
(Balance sheet caption)	@ 12/31/00	and Expenses	Accounts	Deductions		@ 12/31/01

Allowance for doubtful accounts (Accounts receivable)	$—	$152	$—	$—		$152
Inventory reserve (Inventory)	158	115	—	(36	)(2)	237
Product return reserve (Accrued expenses and other current liabilities)	499	1,111 (3)	—	(859	)(4)	751

		Additions

Description	Balance	Charged to Costs	Charged to Other		Balance
(Balance sheet caption)	@ 12/31/01	and Expenses	Accounts	Deductions	@ 12/31/02

Allowance for doubtful accounts (Accounts receivable)	$152	$(125)	$—	$—	$27
Inventory reserve (Inventory)	237	(163)	—	—	74
Product return reserve (Accrued expenses and other current liabilities)	751	1,314	—	(1,773)	292

(1)	Reserve established for potential product returns pursuant to the reacquisition of the marketing, sales and distribution rights for GLIADEL® Wafer and was considered part of the cost of acquisition. (See Note 17 to the footnotes to our consolidated financial statements.)

(2)	Disposal of obsolete inventory reacquired pursuant to the reacquisition of the marketing, sales and distribution rights for GLIADEL®Wafer (See Note 17 to the footnotes to our consolidated financial statements).

(3)	The provision for product returns is a reduction of gross product sales.

(4)	Product returned pursuant to the Company’s return policy and charged to this reserve.

F–28