Form 10-Q
period 2003-03-31
GUILFORD PHARMACEUTICALS INC
filed 2003-05-15
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 15, 2003

Common Stock, $.01 par value	29,922,214

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2002.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month period ended March 31, 2003 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,290	$14,777
Investments, net	49,824	68,454
Accounts receivable, net	2,317	768
Inventories, net	2,663	2,993
Prepaid expenses and other current assets	1,520	907

Total current assets	72,614	87,899
Investments – restricted	18,174	18,572
Property and equipment, net	6,549	6,534
Intangible asset, net	6,379	6,589
Other assets	1,449	1,492

	$105,165	$121,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,675	$6,279
Current portion of long-term debt	2,872	3,200
Accrued payroll related costs	1,543	1,700
Accrued contracted services	1,679	3,308
Accrued expenses and other current liabilities	2,108	2,096

Total current liabilities	11,877	16,583
Long-term debt, net of current portion	3,789	3,720
Other liabilities	1,455	1,525

Total liabilities	17,121	21,828

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares, 29,980,063 issued at March 31, 2003 and December 31, 2002, respectively	300	300
Additional paid-in capital	350,162	350,352
Accumulated deficit	(260,784)	(249,591)
Accumulated other comprehensive loss	(797)	(691)
Note receivable from officer	(85)	(85)
Treasury stock, at cost: 57,849 and 79,030 shares at March 31, 2003 and December 31, 2002, respectively	(752)	(1,027)

Total stockholders’ equity	88,044	99,258

	$105,165	$121,086

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Net product sales	$3,404	$6,149
License fees and royalties	59	10
Revenues under collaborative agreements	—	25

Total revenues	3,463	6,184
Costs and Expenses:
Cost of sales	893	934
Research and development	7,787	11,902
Selling, general and administrative	6,721	8,133

Total costs and expenses	15,401	20,969

Operating loss	(11,938)	(14,785)
Other income (expense):
Investment income	864	1,381
Interest expense	(119)	(120)

Net loss	$(11,193)	$(13,524)

Basic and diluted loss per common share:	$(0.37)	$(0.45)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,916	29,728

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2003
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable		Total
	Number of		Paid-in	Accumulated	Income	From	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Equity

Balance, January 1, 2003	29,980,063	$300	$350,352	$(249,591)	$(691)	$(85)	$(1,027)	$99,258

Comprehensive loss:
Net loss				(11,193)				(11,193)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					95			95
Unrealized loss on available-for-sale securities					(201)			(201)

Total other comprehensive loss								(106)

Total comprehensive loss								$(11,299)

Distribution of 16,576 shares of treasury stock to 401(k) plan			(145)				215	70
Distribution of 4,605 shares of treasury stock to consultant			(45)				60	15

Balance, March 31, 2003	29,980,063	$300	$350,162	$(260,784)	$(797)	$(85)	$(752)	$88,044

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(11,193)	$(13,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sale of available-for-sale securities	(90)	(152)
Depreciation and amortization	1,039	1,109
Non-cash compensation expense	85	133
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(2,119)	(3,002)
Inventories	330	156
Accounts payable and other liabilities	(4,307)	(2,980)

Net cash used in operating activities	(16,255)	(18,260)

Cash Flows From Investing Activities:
Purchases of property and equipment	(201)	(15)
Maturities and sales of available-for-sale securities	24,778	22,976
Purchases of available-for-sale securities	(5,826)	(14,220)

Net cash provided by investing activities	18,751	8,741

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	—	1
Principal payments on debt	(983)	(1,209)

Net cash used in financing activities	(983)	(1,208)

Net increase (decrease) in cash and cash equivalents	1,513	(10,727)
Cash and cash equivalents at the beginning of year	14,777	56,784

Cash and cash equivalents at the end of year	$16,290	$46,057

Supplemental disclosures of cash flow information:
Net Interest paid	$87	$120
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$678	$57

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
March 31, 2003
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

      The following table presents the computations of basic and diluted loss per share (in thousands, except per share data):

	March 31,

	2003	2002

Net loss	$(11,193)	$(13,524)
Weighted-average shares outstanding	29,916	29,728
Basic and diluted loss per common share	$(0.37)	$(0.45)

Revenue Recognition/ Net Product Sales

      During the three-month periods ended March 31, 2003 and 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, who stocks our product and provides us with additional marketing and distribution capabilities, (ii) directly to hospitals, and (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. Normal payment terms include discounts for early payment with full payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment.

      Net product sales are determined based on gross product sales reduced for estimated product returns and estimated sales discounts, rebates, chargebacks and allowances. The estimate of product returns is calculated as a percentage of current sales and is based on historical experience rates.

      Approximately 79% and 74% of GLIADEL® Wafer treatments sold during the three-month period ended March 31, 2003 and 2002 respectively, were sold to a specialty distributor to capitalize on its marketing and distribution strengths and to reduce our cost of distributing products directly to hospitals. Our normal payment terms applied to these sales.

New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, variable interest entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The disclosure requirements of FIN 46, which were effective for financial statements issued after January 31, 2003, have been incorporated herein.

Stock Based Compensation

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends FASB Statement No. 123; Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148, which were effective for financial statements issued after December 15, 2002, have been incorporated herein.

      The Company continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

	March 31,	March 31,
	2003	2002

Net loss, as reported	$(11,193)	$(13,524)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,522)	(4,645)

Pro forma net loss	$(14,715)	$(18,169)

Loss per share:
Basic and diluted — as reported	$(0.37)	$(0.45)

Basic and diluted — pro forma	$(0.49)	$(0.61)

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

3.     Inventories (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$206	$218
Work in process	595	851
Finished goods	1,862	1,924

	$2,663	$2,993

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

4. Accounts Receivable (in thousands):

	March 31,	December 31,
	2003	2002

Trade accounts receivable	$2,375	$795
Less allowance for doubtful accounts	(58)	(27)

	$2,317	$768

      Accounts receivable at March 31, 2003 and December 31, 2002 include amounts due from our customers for their purchases of GLIADEL® Wafer from us. Except for sales to certain hospitals, which carry extended payment terms of 180 days, under a special marketing initiative, sales to our specialty distributors, hospitals and wholesalers provide for payment in 91 days.

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

      At March 31, 2003, outstanding liabilities related to the restructuring totaled $0.1 million and are included in “Accrued expenses and other current liabilities” in the accompanying Balance Sheets. The Company is accounting for the restructuring in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

6. Subsequent Events

Term Loan Agreement

      On May 7, 2003, the Company entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, the Company acquired the Company’s research and development facility.

      The terms of the loan require the Company to make equal monthly payments of principal, based on a 20-year amortization. Although the terms of the loan agreement require interest at a floating rate of LIBOR plus .50%, we have effectively fixed this rate at 5.36% per annum. The unpaid principal balance of the loan is due in 5 years. The terms of the loan also require the Company to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan.

      As a result of the loan agreement, the Company is no longer required to maintain unrestricted cash in the amount of $40.0 million.

      Prior to May 7, 2003, the Company had accounted for the financing arrangement with the Company’s research and development facility as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. As a result, certain assets and liabilities of the facility were not consolidated in the company’s financial statements.

      Had the loan agreement and acquisition transactions been consummated on January 1, 2003, the pro forma impact on certain categories of the Company’s consolidated balance sheet and statement of operations for the three month period ended March 31, 2003 would be as follows (in thousands):

	As Reported	Pro Forma (1)

Property and equipment, net	$6,549	$25,125
Investments – restricted	18,174	23,221
Total assets	105,165	123,876
Total debt	6,661	25,304
Total liabilities	17,121	35,764
Net loss	$(11,193)	$(11,212)

(1)	Balance sheet accounts reflect consolidating the Company’s $18.7 million research and development facility, recording the new term loan of $18.8 million and associated increase in restricted investments of $5.0 million, and balance sheet impact of capitalizing debt placement costs. The net loss reflects recordation of depreciation, debt placement cost amortization, interest expense and the elimination of the Company’s current research and development facility rent expense.

     License Agreement with Pfizer Inc. (“Pfizer”)

      On May 7, 2003, the Company entered into an exclusive license agreement with Pfizer for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, Pfizer will have exclusive rights to develop the Company’s NAALADase inhibitors worldwide, and will conduct and pay for all costs associated with research, development, manufacturing, and commercialization of any products that may emerge from this agreement. The Company has retained the right to continue to conduct and pay for the development of NAALADase inhibitors not under development by Pfizer for prostate cancer, head and spinal cord injury, and drug addiction. Pfizer has the exclusive right in the future to acquire, for certain consideration, any products developed by the Company for these indications. In exchange, Pfizer has agreed to pay the Company $15 million in cash, including $5 million at signing, and $10 million by March 31, 2004 (or earlier depending on whether a lead compound has been selected for clinical development). If Pfizer does not pay the additional $10 million on or before March 31, 2004, rights revert to the Company at its election, along with data and other information generated by Pfizer relating to the Company’s NAALADase inhibitors. As part of the agreement, the Company is eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. The schedule of milestone payments outlines a total of up to $42 million to be paid for each compound developed through commercialization, as well as one additional set of milestone payments totaling up to $20 million for an additional indication for the same compound. The payments will be recognized as “Revenues under collaborative agreements” as they are earned beginning in the second quarter of 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (our “2002 Form 10-K”). Investors should review this quarterly report in combination with the Risk Factors disclosed in our 2002 Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Results of Operations — Revenue

      During the three-month periods ended March 31, 2003 and 2002, our revenue of $3.5 million and $6.2 million, respectively, primarily came from our net product sales of GLIADEL® Wafer. During these periods, we sold GLIADEL® Wafer (i) directly to hospitals, (ii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, and (iii) to specialty distributors. Sales in 2002 were higher than sales in 2003, due to sales to our distributors in 2002, as a result of the anticipation that we would receive approval from the FDA to expand the label for GLIADEL® Wafer to include use at the time of first surgery for malignant glioma. In late March 2002, the FDA informed us that the expanded label was not approvable.

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

      GLIADEL® Wafer net sales to customers within the United States were approximately $3.3 million and $6.0 million for the three-month period ended March 31, 2003 and 2002, respectively. The remaining units were sold outside the United States, including Europe, Canada, South America, Israel and Australia, either through distributors or direct to hospitals.

      Approximately $2.7 million (248 units) or 79% and $4.6 million (445 units) or 74% of GLIADEL® Wafer treatments sold during the three-month periods ended March 31, 2003 and 2002, respectively, were sold to a specialty distributor. This distributor has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to this distributor, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. This specialty distributor receives discounts on its purchases of GLIADEL® Wafer based on its expected sales to end-users and the amount of capital it has committed to the product as of the date of its purchases. We have the ability to accept or reject purchase orders from the specialty distributor at our sole discretion. For the three-month periods ended March 31, 2003 and 2002, our specialty distributors sold 278 and 282 units, respectively, to hospitals and wholesalers. We are currently engaged in a dispute with an affiliate of our specialty distributor, which is described in the section below, entitled “Liquidity and Capital Resources.” The outcome of this dispute may affect our business relationship with this specialty distributor, which may in turn negatively affect our future sales of GLIADEL® Wafer.

      For the three-month periods ended March 31, 2003 and 2002, approximately $0.7 million, or 21% and $0.9 million, or 15% of GLIADEL® Wafer net sales, respectively, resulted from sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment. The remaining $0.7 million or 11% of GLIADEL® Wafer net sales for the three months ended March 31, 2002, were sold pursuant to our GLIADEL® Advantage Program. Effective January 23, 2003, we are no longer offering this program.

Cost of Sales and Gross Margin

      Our cost of sales for the three-month periods ended March 31, 2003 and 2002, were $0.9 million. Cost of sales includes the cost of materials, labor and overhead. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for the three-month periods ended March 31, 2003 and 2002 was 73.8% and 84.8%, respectively. Negatively impacting the first quarter 2003 gross profit percentage by approximately 12% was a charge relating to inventory that was no longer in conformity with product specification.

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

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN™ Injection	Phase II	Active
NAALADase inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other CNS projects	Research	Active
PARP inhibitors	Research	Inactive

Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/ II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/ II	Inactive
Lidocaine-PE (formerly LIDOMERTM Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

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

      Our research and development expenses were $7.8 million and $11.9 million for the three-month periods ended March 31, 2003 and 2002, respectively. These expenses were divided between our research and development platforms in the following manner:

	Three-month
	periods ended
	March 31,

	2003	2002

Pharmaceutical technologies	$4.5	$4.1
Biopolymer technologies	0.2	3.8
Indirect expenses	3.1	4.0

	$7.8	$11.9

     Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses increased in the first three months of 2003, compared to the same period in 2002, primarily due to an increase in spending on our neuroimmunophilin ligand technology. The increase in spending in this program was partially offset by a decrease in expenditures in our NAALADase and Parp Inhibitors programs. For 2003, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVANTM Injection, the preparation for, and initiation of, one or more Phase II clinical trials of GPI 1485, our lead neuroimmunophilin ligand compound and additional NAALADase inhibitor program research.

     Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in the first three months of 2003, compared to the same period in 2002, due to a decision made as part of the corporate restructuring in the third quarter of 2002 to focus our research and development energies on key pharmaceutical programs. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies.

     Indirect Expenses

      Our indirect research and development expenses decreased for the three-month period ended 2003 compared to the same period in 2002, in part due to decreased overhead associated with a reduction in head count in the second half of 2002.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses were $6.7 million and $8.1 million for the three-month periods ended March 31, 2003 and 2002, respectively. For the three-month period ended March 31, 2003, the costs incurred to market, sell and distribute GLIADEL® Wafer were $2.9 million compared to $4.3 million for the same period in 2002. The decrease in expense is largely attributable to the timing of our sales and marketing programs as well as a reduction in overhead. We would expect sales and marketing expense to increase going forward to support the initiatives associated with the GLIADEL® Wafer first surgery approval.

      Costs and expenses associated with our general and administrative functions were $3.8 million, for both the three-month periods ended March 31, 2003 and 2002. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.9 million and $1.4 million for the three-month periods ended March 31, 2003, and 2002, respectively. The decrease in investment income in the first three months of 2003 compared to the same period in 2002 was primarily due to lower interest rates and investment balances maintained during those periods.

      We incurred interest expense of $0.1 million for each of the three-month periods ended March 31, 2003 and 2002. These expenses resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable to a commercial bank primarily used to repay a $2.4 million note payable to Cardinal Health Sales and Marketing Services pursuant to the Cardinal Agreement.

Liquidity and Capital Resources

      Our cash, cash equivalents and investments were $84.3 million at March 31, 2003. Of this amount, accounting for the impact of the May 7, 2003 loan agreement, a pro forma $23.2 million is restricted as collateral for certain of our loans and other lease obligations at March 31, 2003. See Note 6 “Subsequent Event — Term Loan Agreement” in Notes to Consolidated Financial Statements.

      Our total long-term debt decreased a net $0.2 million to $6.7 million at March 31, 2003, compared to $6.9 million at December 31, 2002. This decrease is primarily due to debt repayments of $1.0 million partially offset by commitments under new capital lease obligations.

      In May 2002, we borrowed $3.0 million from a commercial bank, in order to repay a note payable to Cardinal Health Sales and Marketing Services. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, in the amount of the unpaid principal balance of this indebtedness ($3.0 million at March 31, 2003).

      We fund capital additions through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment through capital or operating leases. We funded capital expenditures of $0.9 million for the three months ended March 31, 2003. Of the capital expenditures funded during the quarter ended March 31, 2003, $0.7 million were funded pursuant to capital equipment lease arrangements, and $0.2 million were acquired through the use of our cash.

      In October 2002, we entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing for a period of one year. Our previous master lease agreement, entered into in August 2001 expired in June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of March 31, 2003, we had leased approximately $0.3 million in equipment under this master lease agreement. In connection with this master lease agreement, we are required to maintain restricted cash in the amount of $1.1 million.

      On May 7, 2003, we entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our research and development facility. The details of the transaction are more fully explained in note 6 of Notes to the Consolidated Financial Statements, entitled “Subsequent Event-Term Loan Agreement.”

      The following summarizes the most significant aspects of the transaction that affect our liquidity. This transaction eliminates a previously required $40 million cash covenant. As part of the agreement, we have effectively fixed interest expense on this indebtedness at 5.36% (compared to approximately 6% related to the prior financing arrangement). This reduction will save us approximately $100,000 per year in interest over the term of the agreement. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year.

      We are required to maintain certain of our total cash and investments as “restricted cash.” For the aforementioned obligation, we will have an initial restriction on our cash of $18.8 million which amount will decrease as principal is repaid. Incorporating the pro forma impact of this transaction, we have a total requirement to restrict $23.2 million as collateral for our loans and other lease obligations at March 31, 2003.

      During 2002, we terminated our agreement with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide a contract sales force. We do not believe we have any remaining obligations to Cardinal at March 31, 2003 relative to the agreement; however, Cardinal has asserted that it is owed $0.8 million. On March 13, 2003, we received notice from the parent of Cardinal that National Specialty Services Inc. (NSS), an affiliate of Cardinal and a subsidiary of its parent, intended to offset the amount Cardinal claims it is owed against an existing account payable relating to us. NSS is the specialty distributor to whom we sell GLIADEL® Wafer. This offset was effected prior to March 31, 2003. We do not believe that Cardinal or NSS has the right of offset under our agreement with NSS for amounts that Cardinal claims it is owed. We do not believe the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

      We have an agreement with NSS that permits either party to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with NSS, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that it may have in its inventory. As of March 31, 2003, we believe that NSS had approximately $1.7 million of GLIADEL® Wafer in its inventory.

      Historically, we have financed our operations primarily through the issuance of equity securities, revenue from the sale of GLIADEL® Wafer, funding pursuant to collaborative agreements and proceeds from loans and other borrowings. Our future capital requirements will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® Wafer, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, ability to establish collaborative arrangements, ability to enter into licensing agreements and contractual arrangements with others, and the cost of product in-licensing. As a result, we may need significant additional funding in the future. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets, possible sale and leaseback of real property or other financing methods. There can be no assurances that additional capital will be available on favorable terms, if at all.

      The following are contractual commitments at March 31, 2003, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments(1)	Total	<1 Year	1-3 Years	4-5 Years	>5 years

Long-term debt	$5,206	$1,890	$2,326	$990	—
Capital lease obligations	1,455	977	478	—	—
Operating leases	4,178	2,246	1,871	61	—
Pro forma research and development facility obligation(2)	18,800	548	2,820	1,332	$14,100
Research and development arrangements(3)	10,955	8,672	2,162	121	—

Total Contractual Commitments	$40,594	$14,333	$9,657	$2,504	$14,100

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	On May 7, 2003, we entered into a term loan with a commercial bank, the effect of which was to eliminate our synthetic lease. The payments due by period reflects the new terms associated with the refinancing. See note 6 of Notes to Consolidated Financial Statements, “Subsequent Event-Term Loan Agreement.”

(3)	Research and development arrangements include commitments that we have entered into at March 31, 2003, to engage third parties to perform various aspects of our research and development efforts subsequent to March 31, 2003.

      On May 7, 2003, we entered into an exclusive license agreement with Pfizer for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, Pfizer will have exclusive rights to develop our NAALADase inhibitors worldwide, and will conduct and pay for all costs associated with research, development, manufacturing, and commercialization of any products that may emerge from this agreement. We have retained the right to continue to conduct and pay for the development of NAALADase inhibitors not under development by Pfizer for prostate cancer, head and spinal cord injury, and drug addiction. Pfizer has the exclusive right in the future to acquire, for certain consideration, any products developed by us for these indications. In exchange, Pfizer has agreed to pay us $15 million in cash, including $5 million at signing, and $10 million by March 31, 2004 (or earlier depending on whether a lead compound has been selected for clinical development). If Pfizer does not pay the additional $10 million on or before March 31, 2004, rights revert to us at our election, along with data and other information generated by Pfizer relating to our NAALADase inhibitors. As part of the agreement, we are eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. The schedule of milestone payments outlines a total of up to $42 million to be paid for each compound developed through commercialization, as well as one additional set of milestone payments totaling up to $20 million for an additional indication for the same compound. The payments will be recognized as “Revenues under collaborative agreements” as they are earned beginning in the second quarter of 2003.

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

      Revenue Recognition. Revenue from sales of GLIADEL® Wafer, our only marketed product, is recognized when, pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured. Our primary customer is National Specialty Services, Inc. (or NSS), a specialty pharmaceutical distributor who sells directly into the retail channel. Product demand by this distributor during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate NSS’ inventory position. If we believe these levels are too high based on prescription demand, we will not accept purchase orders from or ship additional product to NSS until these levels are reduced. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.

      Research and Development Expenses. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. We accrue clinical trial expenses based on estimates of work performed and completion of certain events. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Expense of other contracted research arrangements or activities are charged to operations either under the terms of the contract, milestones or in some instances pro rata over the term of the agreement. Based on the facts and circumstances, we select the method which we believe best aligns the expense recognition with the effort expended.

      Special Purpose Entity. In February 1998, we entered into a real estate development agreement and operating lease with a special purpose entity sponsored by a commercial bank. The entity, a Trust, is not consolidated in our financial statements and we have accounted for this arrangement as an operating lease in accordance with SFAS No. 13, Accounting for Leases, as amended. None of our officers or directors is affiliated with this special purpose entity. As of May 7, 2003, we have purchased the Trust, including the underlying asset and liability of the Trust and will consolidate such asset and liability commencing with our June 30, 2003 Financial Statements.

Outlook

      For the year ending December 31, 2003, we expect sales of GLIADEL® Wafer to be between $20.0 million and $25.0 million.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2003 was $80.4 million and yield to maturity at market was approximately 2.1%. The weighted-average return on our investments during the three-month period ended March 31, 2003 was approximately 3.0%.

      Substantially all of our financial obligations were established with interest rates, which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rates of interest on certain financial obligations for fixed rates. As of March 31, 2003, our borrowings under our bond and term loans and financial obligations under certain lease arrangements were approximately $20.5 million. Pursuant to these borrowing arrangements, we were obligated to pay variable interest rates on substantially all of these obligations of LIBOR plus between 5/8% and 3/4%. The interest rate swap agreements had a total notional principal amount of approximately $21.7 million as of March 31, 2003. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate. Accordingly, we had effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our March 31, 2003 financial obligations at approximately 6%. These interest rate swap agreements had approximately the same maturity dates as the financial obligations and expire on various dates through February 2005. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      As a result of the new Term Loan (see Note 6 of “Notes to Consolidated Financial Statements”) we have fixed our interest rate at 5.36%. Additionally, we have entered into a new interest rate swap agreement related to a term loan in the amount of $2.3 million for a fixed rate of 2.78% per annum.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.5 million at March 31, 2003. Current market pricing models were used to estimate these fair values.

Item 4.     Controls and Procedures:

      The principal executive officer and principal financial officer of Guilford have evaluated the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that Guilford’s disclosure controls and procedures are currently effective in ensuring that information required to be disclosed by Guilford in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

      Since the Evaluation Date, there have been no significant changes in Guilford’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings:

      None

Item 2.     Changes In Securities and Use of Proceeds:

      On January 16, 2003, February 16, 2003 and March 16, 2003, we issued 1,563, 1,672 and 1,370 shares of our common stock, respectively, to Burns McClellan Inc. (“Burns McClellan”), in consideration for Burns McClellan providing us with investor relations / public relations services. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

Item 3.     Defaults Upon Senior Securities:

      None

Item 4.     Submission of Matters to a Vote of Security Holders:

      None

Item 5.     Other Information:

      None

Item 6.     Exhibits and Reports on Form 8-K:

      A. Exhibits

Exhibit No.	Description

10.37	License, Development and Commercialization Agreement dated May 7, 2003, between Pfizer Inc., Guilford Pharmaceuticals Inc. and GPI NAALADase Holdings, Inc.
10.38	Loan and Security Agreement dated as of May 7, 2003, between Wachovia Bank, National Association and Guilford Pharmaceuticals Inc.
10.39	Term Note in the amount of $18.8 million made by Guilford Pharmaceuticals Inc.

      B. Reports on Form 8-K

      On March 31, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose that the Company’s Chief Executive Officer and Chief Financial Officer had provided the Securities and Exchange Commission with the certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilford Pharmaceuticals Inc.

Date: May 15, 2003	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: May 15, 2003	/s/ ANDREW R. JORDAN

Andrew R. Jordan Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

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

Date: May 15, 2003
/s/ CRAIG R. SMITH, M.D.

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

Date: May 15, 2003
/s/ ANDREW R. JORDAN

Executive Vice President and Chief Financial Officer (Principal Financial Officer)