Form 10-Q
period 2003-06-30
GUILFORD PHARMACEUTICALS INC
filed 2003-08-07
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 4, 2003

Common Stock, $.01 par value	28,962,564

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

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month and six-month periods ended June 30, 2003 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,491	$14,777
Investments, net	43,741	68,454
Accounts receivable, net	1,154	768
Inventories, net	2,386	2,993
Prepaid expenses and other current assets	1,711	907

Total current assets	115,483	87,899
Investments – restricted	22,298	18,572
Property and equipment, net	24,195	6,534
Intangible asset, net	6,168	6,589
Other assets	4,380	1,492

	$172,524	$121,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,830	$6,279
Current portion of long-term debt	3,521	3,200
Accrued payroll related costs	2,585	1,700
Accrued contracted services	1,580	3,308
Accrued expenses and other current liabilities	1,619	2,096

Total current liabilities	13,135	16,583
Long-term debt, net of current portion	80,524	3,720
Other liabilities	1,645	1,525

Total liabilities	95,304	21,828

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares, 30,049,535 and 29,980,063 issued, and 28,931,279 and 29,901,033 outstanding at June 30, 2003 and December 31, 2002, respectively	300	300
Additional paid-in capital	349,994	350,352
Accumulated deficit	(266,139)	(249,591)
Accumulated other comprehensive loss	(1,333)	(691)
Note receivable from officer	(85)	(85)
Treasury stock, at cost; 1,118,256 and 79,030 shares at June 30, 2003 and December 31, 2002, respectively	(5,517)	(1,027)

Total stockholders’ equity	77,220	99,258

	$172,524	$121,086

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Net product sales	$5,002	$3,543	$8,406	$9,692
Revenues from license fees and milestones	5,600	48	5,659	83

Total revenues	10,602	3,591	14,065	9,775
Costs and Expenses:
Cost of sales	1,031	984	1,924	1,918
Research and development	7,410	12,622	15,197	24,524
Selling, general and administrative	8,087	8,034	14,808	16,168

Total costs and expenses	16,528	21,640	31,929	42,610

Operating loss	(5,926)	(18,049)	(17,864)	(32,835)
Other income (expense):
Investment income	912	1,316	1,776	2,697
Interest expense	(340)	(102)	(460)	(222)

Net loss	$(5,354)	$(16,835)	$(16,548)	$(30,360)

Basic and diluted loss per common share:	$(0.18)	$(0.57)	$(0.55)	$(1.02)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,750	29,772	29,832	29,750

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2003
(unaudited)
(in thousands, except share data)

	Common Stock				Accumulated
					Other	Note
	Number of		Additional		Comprehensive	Receivable		Total
	Issued		Paid-in	Accumulated	Income	From	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Equity

Balance, January 1, 2003.	29,980,063	$300	$350,352	$(249,591)	$(691)	$(85)	$(1,027)	$99,258

Comprehensive loss:
Net loss				(16,548)				(16,548)
Other comprehensive loss:
Unrealized loss on interest rate swap agreements					(154)			(154)
Unrealized loss on available-for-sale securities					(488)			(488)

Total other comprehensive loss								(642)

Total comprehensive loss								$(17,190)

Purchase of 1.1 million shares for treasury stock							(5,280)	(5,280)
Issuance of common stock	61,387		178					178
Exercise of stock options	8,085		35					35
Distribution of 53,262 shares of treasury stock to 401(k) plan			(503)				692	189
Distribution of 7,512 shares of treasury stock to consultant			(68)				98	30

Balance, June 30, 2003	30,049,535	$300	$349,994	$(266,139)	$(1,333)	$(85)	$(5,517)	$77,220

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(16,548)	$(30,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sale of available-for-sale securities	(180)	(182)
Depreciation and amortization	2,266	2,726
Non-cash compensation expense	219	340
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,287)	360
Inventories	607	377
Accounts payable and other liabilities	(3,756)	(2,415)

Net cash used in operating activities	(18,679)	(29,154)

Cash Flows From Investing Activities:
Purchases of property and equipment	(18,759)	(97)
Maturities and sales of available-for-sale securities	58,995	48,777
Purchases of available-for-sale securities	(38,268)	(43,098)

Net cash provided by investing activities	1,968	5,582

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	213	1
Purchase of treasury stock	(5,280)	—
Proceeds from issuances of debt	78,800	3,000
Debt issuance costs	(2,837)	—
Principal payments on debt	(2,471)	(4,548)

Net cash used in financing activities	68,425	(1,547)

Net increase (decrease) in cash and cash equivalents	51,714	(25,119)
Cash and cash equivalents at the beginning of period	14,777	56,784

Cash and cash equivalents at the end of period	$66,491	$31,665

Supplemental disclosures of cash flow information:
Net interest paid	$167	$222
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$750	$199

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
June 30, 2003
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

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation. Amounts presented are in thousands unless otherwise indicated.

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

Revenue Recognition/ Net Product Sales

      During the three-month and six-month periods ended June 30, 2003 and 2002, we sold GLIADEL® Wafer (i) to a specialty distributor, who stocks our product and provides us with additional marketing and distribution capabilities, (ii) directly to hospitals, (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers and (iv) to distributors located outside of the United States for resale by those distributors in non-United States markets. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. Normal payment terms include discounts for early payment with full payment being due in 91 days. Our credit and exchange policy includes provisions for exchange of our product that (i) has expired, or (ii) was damaged in shipment.

      Approximately 77% and 78% of GLIADEL® Wafer treatments sold during the three-month and six-month periods ended June 30, 2003, respectively, were sold to a domestic specialty distributor to capitalize on its marketing and distribution strengths and to reduce our cost of distributing products directly to hospitals. Our normal payment terms applied to these sales.

      Collaborative research revenue is recognized, up to the contractual limits, when the Company meets its performance obligations under the respective agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished. Commencing with the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Contract and licensing revenue is recognized when milestones are met and the Company’s significant performance obligations have been satisfied in accordance with the terms of the respective agreements. On May 7, 2003, the Company entered into an exclusive license agreement with Pfizer Inc. for a novel class of potential drugs called NAALADase inhibitors. As part of the agreement, the Company is eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a

NAALADase inhibitor. Upon signing the agreement, the Company received a $5.0 million payment from Pfizer. Under the terms of the agreement, the Company does not have continuing involvement relating to the contract as defined by SAB 101. As a result, the payment was recognized as “Revenues from license fees and milestones” as it was earned in the second quarter of 2003. Also in the second quarter of 2003, the Company has recognized the $0.6 million milestone payment from DRL, its partner in Japan for DOPASCAN® Injection, related to the filing of an application for regulatory approval to market the technology in Japan.

New Accounting Standards

      In April 2003, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends Statement of Financial Accounting Standard 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standard No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS 149 currently has not had an impact on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 currently has not had an impact on our financial position, results of operations or cash flows.

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

      The Company continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

	For the three-month		For the six-month
	period ended		period ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$(5,354)	$(16,835)	$(16,548)	$(30,360)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,684)	(2,771)	(6,198)	(7,417)

Pro forma net loss	$(8,038)	$(19,606)	$(22,746)	$(37,777)

Loss per share:
Basic and diluted — as reported	$(0.18)	$(0.57)	$(0.55)	$(1.02)

Basic and diluted — pro forma	$(0.27)	$(0.66)	$(0.76)	$(1.27)

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

3.     Inventories

	June 30,	December 31,
	2003	2002

Raw materials	$202	$218
Work in process	472	851
Finished goods	1,712	1,924

	$2,386	$2,993

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

4.     Accounts Receivable

	June 30,	December 31,
	2003	2002

Trade accounts receivable	$1,966	$795
Less allowance for doubtful accounts	(812)	(27)

	$1,154	$768

      Accounts receivable at June 30, 2003 and December 31, 2002 include amounts due from our customers for their purchases of GLIADEL® Wafer from us. Sales to our specialty distributors, hospitals and wholesalers provide for net payment in 91 days, with certain discounts for early payment. The allowance for doubtful accounts includes a $0.6 million charge from the second quarter of 2003 relating to a dispute with Cardinal Health Sales and Marketing Services (“Cardinal”) for which NSS, our specialty pharmaceutical distributor and an affiliate of Cardinal, has offset against an existing trade receivable to the Company.

5.     Property and Equipment

      Property and equipment consists of the following:

	June 30,	December 31,
	2003	2002

Land	$350	$—
Building	18,346	—
Laboratory equipment	4,350	4,345
Manufacturing equipment	2,612	2,616
Computer and office equipment	7,789	8,102
Leasehold improvements	16,236	16,176

	49,683	31,239
Less accumulated depreciation and amortization	(25,488)	(24,705)

	$24,195	$6,534

      In May 2003, the Company acquired the Company’s research and development facility for $18.7 million. Depreciation expense for the three and six months ended June 30, 2003 was $984 and $1,848, respectively.

6.     Restructuring

      On July 30, 2002, the Company announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, the Company recorded a restructuring charge of $1.5 million of which $0.2 million was reversed during the fourth quarter of 2002. The Company’s restructuring plans and associated costs consisted of employee severance costs including severance pay, related payroll taxes and insurance, and outplacement services. All terminations and termination benefits were communicated to the affected employees during the third quarter of 2002. The severance benefits of approximately $33,000 remaining at June 30, 2003 are expected to be paid in full by August 15, 2003.

      At June 30, 2003, outstanding liabilities related to the restructuring are included in “Accrued expenses and other current liabilities” in the accompanying Balance Sheets. The Company is accounting for the restructuring in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

7.     Long Term Debt and Convertible Subordinated Notes

      On May 7, 2003, the Company entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, the Company acquired the Company’s research and development facility. As part of the agreement, the Company has effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, the Company is required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($18.7 million at June 30, 2003).

      On June 17, 2003, the Company issued $60 million (principal amount at maturity) of convertible subordinated notes (“Notes”) due July 1, 2008. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price of $6.24 per share. The Company has the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If the Company elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount. On July 30, 2003, the initial purchasers of the Notes exercised an option to purchase an additional $9.4 million of Notes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” in the Form 8-K filed June 11, 2003. Investors should review this quarterly report in combination with these Risk Factors disclosed in order to have a more complete understanding of the principal risks associated with an investment in our common stock. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Results of Operations — Revenues

      Total revenues for the quarters ended June 30, 2003 and 2002 were $10.6 million and $3.6 million, respectively. This increase in revenues is due to (1) approximately a 41% increase in GLIADEL® Wafer sales from the prior year, (2) $5.0 million in revenue associated with the exclusive license of our NAALADase inhibitors to Pfizer, Inc. and (3) a $0.6 million milestone payment from DRL, our partner in Japan for DOPASCAN® Injection, related to the filing of an application for regulatory approval to market the product in Japan. During the six-month periods ended June 30, 2003 and 2002, our revenue was $14.1 million and

$9.8 million, respectively. The increase in revenues earned primarily relates to the $5.0 million from Pfizer and the $0.6 million milestone payment from DRL.

      GLIADEL® Wafer sales increased from approximately $3.5 million for the three months ended June 30, 2002, to approximately $5.0 million for the three months ended June 30, 2003, which is an increase of approximately 41%. We believe that the increase in quarterly GLIADEL® Wafer sales over 2002 is largely attributable to the FDA notification on February 25, 2003 that our amended sNDA to market GLIADEL® Wafer for use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation was approved. The second quarter of 2003 was, therefore, the first full quarter that we could market GLIADEL® Wafer under this expanded label.

      We entered into an exclusive license agreement with Pfizer, on May 7, 2003, for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, Pfizer will have exclusive rights to develop our NAALADase inhibitors worldwide, and will conduct and pay for all costs associated with research, development, manufacturing, and commercialization of any products that may result from this agreement. As part of the agreement, we are eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. Upon signing the agreement, we received a $5.0 million payment from Pfizer. Under the terms of the agreement, we do not have continuing involvement relating to the contract as defined by SAB 101. As a result, the payment was recognized as “Revenues from license fees and milestones” in the second quarter of 2003.

      GLIADEL® Wafer net sales to our customers within the United States were approximately $4.6 million and $3.4 million for the three-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, GLIADEL® Wafer net sales to our customers within the United States were approximately $7.9 million and $9.4 million, respectively. The remaining units were sold outside the United States, including Europe, Canada, South America, Israel and Australia, either through distributors or directly to hospitals.

      Approximately $3.9 million (365 units) and $2.1 million (250 units) of GLIADEL® Wafer treatments sold during the three-month periods ended June 30, 2003 and 2002, respectively, were sold to National Specialty Services, Inc., or NSS, a domestic specialty pharmaceutical distributor. For the six-month periods ended June 30, 2003 and 2002, approximately $6.6 million (613 units) and $6.7 million (695 units) of GLIADEL® Wafer treatments, respectively, were sold to NSS. NSS has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to NSS, it is responsible for shipping the product to hospital pharmacies, thereby reducing our overall distribution costs. Without NSS, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. NSS receives discounts on its purchases of GLIADEL® Wafer based on its expected sales to end-users and the amount of capital it has committed to the product as of the date of its purchases. We have the ability to accept or reject purchase orders from NSS at our sole discretion. For the three-month and six-month periods ended June 30, 2003, NSS sold 365 and 643 units, respectively, to hospitals and wholesalers.

      For the three-month periods ended June 30, 2003 and 2002, approximately $0.7 million, and $0.4 million, of GLIADEL® Wafer domestic net sales, respectively, resulted from sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. For the six-month periods ended June 30, 2003 and 2002, domestic net sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers were approximately $1.3 million, and $1.1 million, respectively. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment. The remaining $0.9 million of GLIADEL® Wafer domestic net sales for the three months ended June 30, 2002, and the remaining $1.6 million of GLIADEL® domestic net sales for the six-month period ended June 30, 2002 were sold pursuant to our GLIADEL® Advantage Program. Effective January 23, 2003, we no longer offered this program.

Cost of Sales and Gross Margin

      Our cost of sales for the three-month periods ended June 30, 2003 and 2002, were $1.0 million. For the six-month periods ended June 30, 2003 and 2002, our cost of sales were approximately $1.9 million. Cost of sales includes the cost of materials, labor and overhead. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for the three-month periods ended June 30, 2003 and 2002 was 79% and 72%, respectively. For the six-months ended June 30, 2003 and 2002, gross profit percentages were 77% and 80%, respectively. Cost of sales for the first six months of 2003 was negatively affected by the write-off of approximately $0.4 million in inventory during the first quarter of 2003, which we determined did not meet product specifications through regular quality control testing. We also established an additional reserve for spoiled or damaged inventory of approximately $0.2 million in the second quarter based upon our recent historical experience. These charges reduced gross profit percentage by 4% for the quarter ended June 30, 2003, and 7% for the six months ended June 30, 2003.

      The cost to manufacture GLIADEL® Wafer can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® Wafer may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL® Wafer, and accordingly, gross profit percentage, to fluctuate from period to period.

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

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN ® Injection	Phase II	Active
NAALADase inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other CNS projects	Research	Active
PARP inhibitors	Research	Inactive

Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMER ™ Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

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

      Our research and development expenses were $7.4 million and $12.6 million for the three-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, research and development costs were $15.2 million and $24.5 million, respectively. These expenses were divided between our research and development platforms in the following manner:

	Three-month		Six-month
	period ended		period ended
	June 30,		June 30,

	2003	2002	2003	2002
(in $ millions)
Pharmaceutical technologies	$4.8	$5.5	$9.3	$9.6
Biopolymer technologies	0.3	1.3	0.4	2.8
Indirect expenses	2.3	5.8	5.5	12.1

	$7.4	$12.6	$15.2	$24.5

  Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses decreased in the second quarter and first half of 2003, compared to the same periods in 2002, primarily due to decreases in expenditures in our NAALADase and PARP inhibitor programs. Year over year also saw a decrease in spending from 2002 to 2003 related to our AQUAVAN® program, as 2002 included higher external spending with contract research organizations together with a $0.8 million milestone payment made to ProQuest, the licensor of the AQUAVAN® technology. For 2003, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVAN® Injection and GPI 1485, our lead neuroimmunophilin ligand compound, and additional NAALADase inhibitor program research.

  Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in the second quarter and first half of 2003, compared to the same periods in 2002, due to a decision made as part of the corporate restructuring in the third quarter of 2002 to focus our research and development activities on our pharmaceutical technologies. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies ourselves; instead, we are pursuing strategic alternatives to further develop these technologies.

  Indirect Expenses

      Our indirect research and development expenses decreased for the three-month and six-month periods ended June 30, 2003, compared to the same periods in 2002, in part due to decreased overhead associated with a reduction in spending for head count and the elimination of certain non-core projects in the second half of 2002.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses were approximately $8.1 million and $8.0 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $14.8 million and $16.2 million for the six-month periods ended June 30, 2003 and 2002, respectively. For the three-month period ended June 30, 2003, the costs incurred to market, sell and distribute GLIADEL® Wafer were $4.1 million compared to $4.0 million for the same period in 2002. For the six-month period ended June 30, 2003 and 2002, respectively, these costs were $7.0 million and $8.3 million. Included in the three and six-month periods ended June 30, 2003 was a charge of $0.6 million relating to a dispute with Cardinal Health Sales and Marketing Services (“Cardinal”) over amounts which Cardinal asserts it is owed under a contract sales force agreement. NSS, our specialty pharmaceutical distributor and an affiliate of Cardinal, has offset the amount Cardinal claims it is owed against an existing trade receivable from NSS to us. Since the inception of this dispute, we have recorded a total reserve in the amount of $0.8 million for the NSS account receivable that was not paid when due. Excluding the charge relating to Cardinal, the decrease in expense is largely attributable to the timing of our sales and marketing programs as well as a reduction in overhead. We would expect sales and marketing expense to increase going forward to support the initiatives associated with the relaunch of GLIADEL® Wafer as a result of the expanded label to include use at the time of first surgery.

      Costs and expenses associated with our general and administrative functions were $4.0 million for the three-month periods ended June 30, 2003 and 2002, respectively, and $7.8 million for the six-month periods ended June 30, 2003 and 2002, respectively. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.9 million and $1.3 million for the three-month periods ended June 30, 2003, and 2002, respectively, and $1.8 million and $2.7 million for the six-month periods ended June 30, 2003 and 2002, respectively. The decrease in investment income in the second quarter and first half of 2003 compared to the same periods in 2002 was primarily due to overall lower yields on invested capital and lower average investment balances maintained during those periods.

      We incurred interest expense of $0.3 million and $0.1 million for the three-month periods ended June 30, 2003 and 2002 and $0.5 million and $0.2 million for the six-month periods ended June 30, 2003 and 2002, respectively. The increase in interest expense in 2003 versus 2002 is primarily due to the $60 million 5% convertible subordinated notes offering and the $18.8 million term loan arrangement with Wachovia Bank, National Association.

Liquidity and Capital Resources

      Our cash, cash equivalents and investments were $132.5 million at June 30, 2003. Of this amount, we pledged $22.3 million as collateral for certain loans and other financial lease obligations. The $48.2 million increase over the prior quarter was primarily the result of two second quarter financing transactions including a $60 million 5% convertible note offering and an $18.8 million term loan agreement less the $18.7 million acquisition of our research and development facility and impact from operations.

      Our total long-term debt increased a net $77.1 million to $84.0 million at June 30, 2003, compared to $6.9 million at December 31, 2002. This increase is primarily due to the issuance of $60 million in 5% convertible subordinated notes in June 2003, and the $18.8 million term loan entered into in May 2003. Principal repayments for the period were $2.5 million.

      In May 2002, we borrowed $3.0 million from a commercial bank, in order to repay a note payable to Cardinal. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, in the amount of the unpaid principal balance of this indebtedness ($2.2 million at June 30, 2003).

      We fund capital additions through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment through capital or operating leases. We funded capital expenditures of $19.5 million for the six months ended June 30, 2003. Of the capital expenditures funded during the six-month period ended June 30, 2003, $0.8 million were funded pursuant to capital equipment lease arrangements, and $18.7 million were acquired through the use of our cash. We are currently exploring sale-leaseback opportunities for our headquarters and research and development facilities.

      In October 2002, we entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing for a period of one year. Our previous master lease agreement, entered into in August 2001 expired in June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of June 30, 2003, we had leased approximately $0.3 million in equipment under this master lease agreement. In connection with our various lease arrangements, we are required to maintain restricted cash in the amount of $1.1 million.

      On May 7, 2003, we entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our research and development facility. As part of the agreement, we have effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, we are required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($18.7 million at June 30, 2003).

      On June 17, 2003, we issued $60 million (principal amount at maturity) of convertible subordinated notes (“Notes”) due July 1, 2008. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The sale of these Notes resulted in our receiving net proceeds of approximately $51.9 million, after taking into account stock repurchases made in connection with the offering and various transaction expenses. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price of $6.24 per share. We have the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If we elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount. The agreement with the initial purchasers of the Notes granted them an option, until July 26, 2003, to purchase up to an additional $20 million of Notes. On July 30, 2003, the initial purchasers exercised this option in part, and purchased an additional $9.4 million of Notes, resulting in net proceeds of approximately $9.0 million.

      We have an agreement with NSS that permits either party to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with NSS, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that it may have in its inventory. As of June 30, 2003, we believe that NSS had approximately $1.8 million of GLIADEL® Wafer in its inventory.

      Historically, we have financed our operations primarily through the issuance of equity securities, and recently through the issuance of convertible debt securities, revenue from the sale of GLIADEL® Wafer, funding pursuant to collaborative agreements and proceeds from loans and other borrowings. Our future capital requirements will depend on many factors, including but not limited to, revenues from the sale of GLIADEL®Wafer, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, ability to establish collaborative arrangements, ability to enter into licensing agreements and contractual arrangements with others, conversion of long-term convertible notes, and the cost of product in-licensing. As a result, we may need significant additional funding in the future. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets, possible sale and leaseback of real property or other financing methods. There can be no assurances that additional capital will be available on favorable terms, if at all.

      The following are contractual commitments at June 30, 2003, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments(1)	Total	<1 Year	1-3 Years	4-5 Years	>5 years

Long-term debt(2)	$82,782	$2,685	$3,972	$76,125	—
Capital lease obligations	1,263	836	427	—	—
Operating leases	3,563	2,095	1,440	28	—
Research and development arrangements(3)	10,641	6,413	4,188	40	—

Total contractual commitments	$98,249	$12,029	$10,027	$76,193	$—

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	On July 30, 2003, the initial purchasers of the convertible subordinated Notes purchased an additional $9.4 million of Notes, from which the Company received net proceeds of approximately $9.0 million.

(3)	Research and development arrangements include commitments that we have entered into at June 30, 2003, to engage third parties to perform various aspects of our research and development efforts subsequent to June 30, 2003.

      On May 7, 2003, we entered into an exclusive license agreement with Pfizer for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, Pfizer will have exclusive rights to develop our NAALADase inhibitors worldwide, and will conduct and pay for all costs associated with research, development, manufacturing, and commercialization of any products that may emerge from this agreement. We have retained the right to continue to conduct and pay for the development of NAALADase inhibitors not under development by Pfizer for prostate cancer, head and spinal cord injury, and drug addiction. Pfizer has the exclusive right in the future to acquire, for certain consideration, any products developed by us for these indications. In exchange, Pfizer has agreed to pay us $15 million in cash, including $5 million at signing, and $10 million by March 31, 2004 (or earlier depending on whether a lead compound has been selected for clinical development). If Pfizer does not pay the additional $10 million on or before March 31, 2004, substantially all technology rights revert to us at our election, along with data and certain other information generated by Pfizer relating to our NAALADase inhibitors. As part of the agreement, we are eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. The schedule of milestone payments outlines a total of up to $42 million to be paid for each compound developed through commercialization, as well as one additional set of milestone payments totaling up to $20 million for an additional indication for the same compound. The payments will be recognized as “Revenues from license fees and milestones” as they are earned beginning in the second quarter of 2003.

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

New Accounting Pronouncements

      In April 2003, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends Statement of Financial Accounting Standard 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standard No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and is related to certain derivatives embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. SFAS 149 currently has not had an impact on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how companies classify and measure, in their statement of financial position, certain financial instruments with characteristics of both liabilities and equities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 currently has not had an impact on our financial position, results of operations or cash flows.

Outlook

      For the year ending December 31, 2003, we expect sales of GLIADEL® Wafer to be between $20 million and $25 million.

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

      We expect research and development expenditures in 2003 to be approximately $30 million to $35 million. We anticipate that selling, general and administrative costs will remain constant in 2003, reflecting normal adjustments for recurring salary, benefits and similar costs. Accordingly, we would expect selling, general and administrative expenditures to be in the range of $29.0 to $32.0 million for the full year.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2003 was $129.2 million and yield to maturity at market was approximately 2.2%. The weighted-average return on our investments during the six-month period ended June 30, 2003 was approximately 3.3%.

      Except for the $60 million in convertible subordinated notes, substantially all of our financial obligations were established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rate financial obligations for fixed rate obligations. As of June 30, 2003, our long-term debt was approximately $84.0 million. With respect to $22.4 million of this debt, we were obligated to pay variable interest rates of LIBOR plus between 1/2% and 3/4%. The interest rate swap agreements had a total notional principal amount of approximately $22.4 million as of June 30, 2003. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate. Accordingly, we had effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our June 30, 2003 financial obligations between 2.78% and 5.36%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates. Our $60 million convertible note has a fixed 5% interest rate.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.8 million at June 30, 2003. Current market pricing models were used to estimate these fair values.

Item 4.     Controls and Procedures:

      The principal executive and principal financial officer of Guilford have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective at meeting their objectives.

      There was no change in Guilford’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Guilford’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Guilford’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings:

      None

Item 2.     Changes In Securities and Use of Proceeds:

      On April 16, 2003, May 16, 2003 and June 16, 2003, we issued 1,061 (One Thousand Sixty-One), 869 (Eight Hundred Sixty-Nine), and 977 (Nine Hundred Seventy-Seven) shares of our common stock, respectively, to Burns McClellan Inc. (“Burns McClellan”), in consideration for Burns McClellan providing us with investor relations/public relations services. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

      On June 17, 2003, we issued and sold to two initial purchasers, Citigroup Global Markets Inc. and CIBC World Markets Corp., $60 million aggregate principal amount of 5% Convertible Subordinated Notes Due 2008 in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We issued the notes to the initial purchasers at a 4% discount (investment banking commission) from the offering price to investors, which was 100% of the principal amount (plus accrued and unpaid interest, if any, from June 17, 2003), and the initial purchasers subsequently resold them to qualified institutional buyers in a transaction exempt from registration in reliance on Rule 144A of the Securities Act. The notes are convertible into shares of our common stock at any time at a conversion price of $6.24 per share (subject to adjustment in certain events), unless we previously have redeemed or repurchased them or unless the notes previously have matured. On July 30, 2003, the initial purchasers of the notes elected to purchase an additional $9,354,000 aggregate principal amount of notes upon the same terms and conditions pursuant to an option granted to them in connection with their initial purchase.

Item 3.     Defaults Upon Senior Securities:

      None

Item 4.     Submission of Matters to a Vote of Security Holders:

      We held our annual meeting of stockholders on May 13, 2003. The following individuals were elected to our Board of Directors to hold office for the entering year:

Name of Nominee	Votes For	Votes Abstained

Craig R. Smith, M.D.	24,612,515	186,877
George L. Bunting, Jr.	24,144,914	654,478
Joseph R. Chinnici	24,653,515	145,877
Barry M. Fox	24,653,615	145,777
Joseph Klein, III	24,653,615	145,777
Elizabeth M. Greetham	24,144,915	654,477
Ronald M. Nordmann	24,628,679	170,713
Solomon H. Snyder, M.D.	24,653,415	145,977
W. Leigh Thompson, M.D., Ph.D.	24,144,914	654,478

Proposal	Votes For	Votes Against	Votes Abstained

Ratification of KPMG LLP as independent auditors for 2003	24,331,816	455,876	11,700

Item 5.     Other Information:

      None

Item 6.     Exhibits and Reports on Form 8-K:

      A. Exhibits

Exhibit No.	Description

4.03	Indenture for the 5% Convertible Subordinated Notes due July 1, 2008 between the Company, as issuer, and Wachovia Bank, National Association, as Trustee, dated as of June 17, 2003
4.04	Registration Rights Agreement for 5% Convertible Subordinated Notes, dated as of June 17, 2003
31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      B. Reports on Form 8-K

      On May 8, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose the Company’s financial results for the fiscal quarter ended March 31, 2003.

      On May 15, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose the Company’s filing with the Securities and Exchange Commission as correspondence the certificate required under 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

      On June 11, 2003, the Company filed a current report on Form 8-K, the purpose of which was to update the Company’s risk factors since the filing of the Company’s annual report on Form 10-K on March 31, 2003.

      On June 18, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose the Company’s announcement that it had entered into an agreement to sell $60 million of convertible subordinated notes ($80 million if the initial purchasers’ overallotment option is exercised in full) in a Rule 144A offering.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilford Pharmaceuticals Inc.

Date: August 7, 2003	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: August 7, 2003	/s/ ANDREW R. JORDAN

Andrew R. Jordan Executive Vice President and Chief Financial Officer (Principal Accounting Officer)