Form 10-Q
period 2003-09-30
GUILFORD PHARMACEUTICALS INC
filed 2003-11-12
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 7, 2003

Common Stock, $.01 par value	29,038,897

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

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

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month and nine-month periods ended September 30, 2003 as set forth in the Index. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,237	$14,777
Investments, net	44,597	68,454
Accounts receivable, net	771	768
Inventories, net	2,166	2,993
Prepaid expenses and other current assets	2,154	907

Total current assets	115,925	87,899
Investments – restricted	22,021	18,572
Property and equipment, net	23,216	6,534
Intangible asset, net	5,958	6,589
Other assets	4,556	1,492

	$171,676	$121,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,947	$6,279
Current portion of long-term debt	3,651	3,200
Accrued payroll related costs	3,150	1,700
Accrued contracted services	1,863	3,308
Accrued expenses and other current liabilities	2,365	2,096
Deferred revenue	703	—

Total current liabilities	16,679	16,583
Long-term debt, net of current portion	89,352	3,720
Other liabilities	1,386	1,525

Total liabilities	107,417	21,828

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares, 30,080,582 and 29,980,063 issued, and 28,996,517 and 29,901,033 outstanding at September 30, 2003 and December 31, 2002, respectively	301	300
Additional paid-in capital	350,143	350,352
Accumulated deficit	(279,420)	(249,591)
Accumulated other comprehensive loss	(1,332)	(691)
Note receivable from officer	(85)	(85)
Treasury stock, at cost; 1,084,065 and 79,030 shares at September 30, 2003 and December 31, 2002, respectively	(5,348)	(1,027)

Total stockholders’ equity	64,259	99,258

	$171,676	$121,086

      See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Net product sales	$5,302	$3,240	$13,708	$12,932
Revenues from license fees and milestones	118	54	5,777	137

Total revenues	5,420	3,294	19,485	13,069
Costs and Expenses:
Cost of sales	975	617	2,899	2,535
Research and development	9,056	11,369	24,253	35,893
Selling, general and administrative	8,072	7,350	22,880	23,518

Total costs and expenses	18,103	19,336	50,032	61,946

Operating loss	(12,683)	(16,042)	(30,547)	(48,877)
Other income (expense):
Investment income	585	1,558	2,361	4,255
Interest expense	(1,184)	(87)	(1,643)	(310)

Net loss	$(13,282)	$(14,571)	$(29,829)	$(44,932)

Basic and diluted loss per common share:	$(0.46)	$(0.49)	$(1.01)	$(1.51)

Weighted-average shares outstanding to compute basic and diluted loss per share	28,967	29,842	29,541	29,757

      See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2003
(unaudited)
(in thousands, except share data)

	Common Stock				Accumulated
					Other	Note
	Number of		Additional		Comprehensive	Receivable		Total
	Issued		Paid-in	Accumulated	Income	From	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Equity

Balance, January 1, 2003	29,980,063	$300	$350,352	$(249,591)	$(691)	$(85)	$(1,027)	$99,258

Comprehensive loss:
Net loss				(29,829)				(29,829)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					226			226
Unrealized loss on available-for-sale securities					(867)			(867)

Total other comprehensive loss								(641)

Total comprehensive loss								$(30,470)

Purchase of 1.1 million shares for treasury stock							(5,280)	(5,280)
Issuance of common stock under employee stock purchase plan	61,387	1	177					178
Exercise of stock options	39,132		168					168
Distribution of 84,548 shares of treasury stock to 401(k) plan			(487)				847	360
Distribution of 10,417 shares of treasury stock to consultant			(67)				112	45

Balance, September 30, 2003	30,080,582	$301	$350,143	$(279,420)	$(1,332)	$(85)	$(5,348)	$64,259

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(29,829)	$(44,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sale of available-for-sale securities	(168)	(419)
Depreciation and amortization	3,914	3,770
Non-cash compensation expense	405	440
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,357)	4,222
Inventories	827	273
Accounts payable and other operating liabilities	(222)	(2,807)

Net cash used in operating activities	(26,430)	(39,453)

Cash Flows From Investing Activities:
Purchases of property and equipment	(18,766)	(122)
Maturities and sales of available-for-sale securities	64,500	66,170
Purchases of available-for-sale securities	(44,956)	(61,382)

Net cash provided by investing activities	778	4,666

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	346	19
Purchase of treasury stock	(5,280)	—
Proceeds of treasury stock	—	412
Proceeds from issuances of debt	88,527	3,389
Debt issuance costs	(3,155)	—
Principal payments on debt	(3,326)	(5,429)

Net cash used in financing activities	77,112	(1,609)

Net increase (decrease) in cash and cash equivalents	51,460	(36,396)
Cash and cash equivalents at the beginning of period	14,777	56,784

Cash and cash equivalents at the end of period	$66,237	$20,388

Supplemental disclosures of cash flow information:
Net interest paid	$547	$296
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$836	$329

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
September 30, 2003
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

Revenue Recognition/Net Product Sales

      During the three-month and nine-month periods ended September 30, 2003 and 2002, we sold GLIADEL® (i) to a specialty distributor, who stocks our product and provides us with additional marketing and distribution capabilities, (ii) directly to hospitals, (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers and (iv) to distributors located outside of the United States for resale by those distributors in non-United States markets. It is our policy to recognize net product sales revenue only after (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, (iv) collection is reasonably assured and (v) the sales are not disproportionate to the underlying prescription activity. Normal payment terms include discounts for early payment with full payment being due in 91 days. Our credit and exchange policy includes provisions for return of our product that (i) has expired, or (ii) was damaged in shipment.

      Approximately 78% and 75% of GLIADEL® treatments sold during the three-month and nine-month periods ended September 30, 2003, respectively, were sold to a domestic specialty distributor to capitalize on its marketing and distribution strengths and to reduce our cost of distributing products directly to hospitals. Product demand by this distributor during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate the distributor’s inventory position. If we believe these levels are too high based on prescription demand, we will either not accept purchase orders from or ship additional product to the distributor until these levels are reduced or we will defer recognition of revenue if we determine that there is excess channel inventory for our products. During the quarter ended September 30, 2003, we deferred $0.7 million of sales related to excess channel inventory. The deferred revenue will be recognized in the fourth quarter. Our normal payment terms applied to these sales.

      Collaborative research revenue is recognized, up to the contractual limits, when the Company meets its performance obligations under the respective agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished. Commencing with the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial

Statements (“SAB 101”), non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Contract and licensing revenue is recognized when milestones are met and the Company’s significant performance obligations have been satisfied in accordance with the terms of the respective agreements. On May 7, 2003, the Company entered into an exclusive license agreement with Pfizer Inc. for a novel class of potential drugs called NAALADase inhibitors. As part of the agreement, the Company is eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. Upon signing the agreement, the Company received a $5.0 million payment from Pfizer. Under the terms of the agreement, the Company does not have continuing involvement relating to the contract as defined by SAB 101. As a result, the payment was recognized as “Revenues from license fees and milestones” as it was earned in the second quarter of 2003. Also in the second quarter of 2003, the Company recognized a $0.6 million milestone payment from DRL, its partner in Japan for DOPASCAN® Injection, related to the filing of an application for regulatory approval to market the technology in Japan.

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

      The Company continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

	For the three-month		For the nine-month
	period ended		period ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss, as reported	$(13,282)	$(14,571)	$(29,829)	$(44,932)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,654)	(3,270)	(8,855)	(10,687)

Pro forma net loss	$(15,936)	$(17,841)	$(38,684)	$(55,619)

Loss per share:
Basic and diluted — as reported	$(0.46)	$(0.49)	$(1.01)	$(1.51)

Basic and diluted — pro forma	$(0.55)	$(0.60)	$(1.31)	$(1.87)

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

3.     Inventories

	September 30,	December 31,
	2003	2002

Raw materials	$200	$218
Work in process	355	851
Finished goods	1,611	1,924

	$2,166	$2,993

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

4.     Accounts Receivable

	September 30,	December 31,
	2003	2002

Trade accounts receivable	$1,575	$795
Less allowance for doubtful accounts	(804)	(27)

	$771	$768

      Accounts receivable at September 30, 2003 and December 31, 2002 include amounts due from our customers for their purchases of GLIADEL®. Sales to our specialty distributors, hospitals and wholesalers provide for net payment in 91 days, with certain discounts for early payment. The allowance for doubtful accounts includes $0.8 million relating to a dispute with Cardinal Health Sales and Marketing Services (“Cardinal”) which Specialty Pharmaceuticals Distribution (“SPD”), (formerly known as National Specialty Services, Inc. or NSS), our specialty pharmaceutical distributor and an affiliate of Cardinal, has offset against an existing trade receivable to the Company.

5.     Property and Equipment

      Property and equipment consists of the following:

	September 30,	December 31,
	2003	2002

Land	$350	$—
Building	18,346	—
Laboratory equipment	4,350	4,345
Manufacturing equipment	2,621	2,616
Computer and office equipment	7,872	8,102
Leasehold improvements	16,236	16,176

	49,775	31,239
Less accumulated depreciation and amortization	(26,559)	(24,705)

	$23,216	$6,534

      In May 2003, the Company acquired the Company’s research and development facility for $18.7 million which has been allocated between land and building. Depreciation expense for the three and nine months ended September 30, 2003 was $1,072 and $2,920, respectively.

6.     Restructuring

      On July 30, 2002, the Company announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, the Company recorded a restructuring charge of $1.5 million of which $0.2 million was reversed during the fourth quarter of 2002. The Company’s restructuring plans and associated costs consisted of employee severance costs including severance pay, related payroll taxes and insurance, and outplacement services. All terminations and termination benefits were communicated to the affected employees during the third quarter of 2002. The final severance benefits were paid in full on August 15, 2003.

7.     Long-term Debt and Convertible Subordinated Notes

      On May 7, 2003, the Company entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, the Company acquired the Company’s research and development facility. As part of the agreement, the Company has effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, the Company is required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($18.5 million at September 30, 2003) which amount is included as “Investments-Restricted” on the consolidated balance sheet.

      On June 17, 2003, the Company issued $60 million (principal amount at maturity) of convertible subordinated notes (“Notes”) due July 1, 2008. On July 30, 2003, the initial purchasers of the Notes exercised an option to purchase an additional $9.4 million of Notes under the same terms and conditions of the initial issuance. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The Notes are convertible at the option of the holder at any time prior to maturity into shares of the Company’s common stock at a conversion price of $6.24 per share. The Company has the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If the Company elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount.

8.     Subsequent Event

      On October 28, 2003, the Company acquired the rights to AGGRASTAT® Injection (“AGGRASTAT®”), from Merck and Co., Inc. (“Merck”), in the United States and its territories, for a purchase price of $84 million, plus royalties on net sales of AGGRASTAT®. From the closing until December 31, 2006, the Company does not pay royalties on net sales less than $40 million. On net sales above $40 million prior to December 31, 2006, and beginning on January 1, 2007, on all net sales of AGGRASTAT®, the Company pays royalties ranging from 5% to 20%, based upon the Company’s achievement of certain net sales thresholds. In connection with the acquisition of AGGRASTAT®, the Company entered into an agreement with Merck through 2014, to supply the Company with its requirements of AGGRASTAT®. Additionally, until June 28, 2003, Merck has agreed to provide the Company with certain services related to the transition of AGGRASTAT® from Merck to the Company. In accordance with the valuation determined by an independent appraiser currently engaged by the Company, the Company expects to allocate the purchase price of the AGGRASTAT® acquisition over the assets acquired and to develop useful lives for amortization purposes. Additionally, as a result of the appraiser’s valuation, the Company expects to charge a portion of the purchase to acquired in-process research and development in the fourth quarter.

      In order to finance the acquisition, the Company used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and Paul Royalty Fund II, L.P. (collectively, “PRF”) pursuant to a revenue interest assignment agreement (the “Revenue Agreement”). Under the Company’s arrangement with PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of the Company’s GLIADEL® and AGGRASTAT® annual net sales up to $75 million, and 2.5% of those annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If combined GLIADEL and AGGRASTAT annual net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL and AGGRASTAT net sales. If GLIADEL and AGGRASTAT net sales are less than $75 million in any of 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL and AGGRASTAT net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that the Company may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each product candidates of the Company), in the case that the Company’s calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net sales of GLIADEL and AGGRASTAT) are less than

$6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively. The Company will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to the Company on the resolution of future intellectual property disputes involving GLIADEL® or AGGRASTAT® and on any future sale of ex-North American marketing rights to GLIADEL®. In addition to its revenue interest in the Company’s products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

      Also in connection with the Company’s arrangement with PRF, the Company has pledged cash and cash equivalents, such as marketable securities, to PRF, initially in the amount of $11.25 million (such pledged amount to be in the amount of the next eight quarters of minimum payments to PRF) as additional evidence of its liquidity. The Company may maintain this pledged account at its discretion; however, if the Company does not maintain such an account, it will be required to maintain at least $20 million of net working capital during the term of the agreement. If the Company does not maintain the pledged account or it does not have $20 million of net working capital, then PRF may exercise a right to require the Company to repurchase its revenue interest at a purchase price that reflects a return to PRF (but is reduced by amounts previously paid to PRF). Regardless of the reason for which PRF may be entitled to require the Company to repurchase its revenue interest (in addition to the liquidity events discussed above, PRF may also require it to repurchase its revenue interest if (1) the Company fails to make its minimum payments to them, (2) the Company sells its rights in GLIADEL® and AGGRASTAT® (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of the Company), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section of this quarterly report entitled “Risk Factors and Investment Considerations.” Investors should review this quarterly report in combination with these risk factors, in order to have a more complete understanding of the principal risks associated with an investment in our securities. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

Results of Operations — Revenues

      Total revenues for the quarters ended September 30, 2003 and 2002 were $5.4 million and $3.3 million, respectively. This increase of $2.1 million in revenues results primarily from a 64% increase in GLIADEL® Wafer, or GLIADEL®, sales from the prior year. We believe that the increase in quarterly GLIADEL® sales over the prior year is principally attributable to the FDA notification on February 25, 2003 that our amended sNDA to market GLIADEL® for use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation was approved.

      During the nine-month periods ended September 30, 2003 and 2002, total revenues were $19.5 million and $13.1 million, respectively. This increase in revenues is due primarily to $5.0 million in revenue associated with the exclusive license of our NAALADase inhibitors to Pfizer, Inc. (“Pfizer”) and a $0.6 million milestone payment from DRL, our partner in Japan for DOPASCAN® Injection, related to the filing of an application for regulatory approval to market the product in Japan. The remaining revenue increase of approximately $0.8 million is attributable to increased GLIADEL® sales.

      GLIADEL® net sales to our customers within the United States were approximately $5.1 million and $3.1 million for the three-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, GLIADEL® net sales to our customers within the United States were approximately $12.9 million and $12.5 million, respectively. The remaining units were sold outside the United States, including Europe, Canada, South America, Israel and Australia, either through distributors or directly to hospitals.

      Approximately $4.2 million (427 units) and $2.3 million (240 units) of GLIADEL® treatments sold during the three-month periods ended September 30, 2003 and 2002, respectively, were sold to Specialty Pharmaceuticals Distribution, a division of Cardinal Health, Inc., or SPD, (formerly know as National Specialty Services, Inc. or NSS). For the nine-month periods ended September 30, 2003 and 2002, approximately $10.7 million (1,040 units) and $9.0 million (935 units) of GLIADEL® treatments, respectively, were sold to SPD. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to SPD, it is responsible for shipping the product to hospital pharmacies, thereby reducing our overall distribution costs. Without SPD, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. SPD receives discounts on its purchases of GLIADEL® based on its expected sales to end-users and the amount of capital it has committed to the product as of the date of its purchases. We have the ability to accept or reject purchase orders from SPD at our sole discretion. For the three-month and nine-month periods ended September 30, 2003, SPD sold 399 and 1,042 units, respectively, to hospitals and wholesalers. As a result of our review of GLIADEL® in the distribution channel at September 30, 2003, the Company determined that excess units of GLIADEL® were in the distribution channel. Accordingly, the Company has deferred recognition of revenue on approximately $0.7 million (63 units) of GLIADEL® sales in the third quarter. These sales will be recognized in the fourth quarter.

      For the three-month periods ended September 30, 2003 and 2002, approximately $0.9 million, and $0.6 million, of GLIADEL® domestic net sales, respectively, resulted from sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. For the nine-month periods ended September 30, 2003 and 2002, domestic net sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers were approximately $2.2 million, and $2.0 million, respectively. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment. The remaining $0.2 million of GLIADEL® domestic net sales for the three months ended September 30, 2002, and the remaining $1.5 million of GLIADEL® domestic net sales for the nine-month period ended September 30, 2002 were sold pursuant to our GLIADEL® Advantage Program. Effective January 23, 2003, we no longer offered this program.

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

Cost of Sales and Gross Margin

      Our cost of sales for the three-month periods ended September 30, 2003 and 2002, were $1.0 million and $0.6 million, respectively. For the nine-month periods ended September 30, 2003 and 2002, our cost of sales were approximately $2.9 million and $2.5 million, respectively. Cost of sales includes the cost of materials, labor and overhead. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for the three-month periods ended September 30, 2003 and 2002 was 81.6% and 81.0%, respectively. For the nine-months ended September 30, 2003 and 2002, gross profit percentages were 78.9% and 80.4%, respectively. Cost of sales for the nine months ended September 30, 2003 was negatively affected by the write-

off of approximately $0.4 million in inventory during the first quarter of 2003, which we determined did not meet product specifications through regular quality control testing. We also established an additional reserve for spoiled or damaged inventory of approximately $0.2 million in the second quarter based upon our historical experience. These charges reduced gross profit percentage by 4.4% for the nine months ended September 30, 2003.

      The cost to manufacture GLIADEL® can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL®, and accordingly, gross profit percentage, to fluctuate from period to period.

Research and Development Expenses

      Our research and development projects are currently focused on pharmaceutical research and development. For our NAALADase and biopolymer technologies, we have chosen to pursue corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN® Injection	Phase II	Active
NAALADase inhibitors	Pre-clinical	Active/ Partnered
Other neuroimmunophilin ligands	Research	Active
PARP inhibitors	Research	Active
Other CNS projects	Research	Active

Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/ II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/ II	Inactive
Lidocaine-PE (formerly LIDOMER™ Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our research and development efforts make use of facilities, non-project personnel and other resources.

      Our research and development expenses were $9.1 million and $11.4 million for the three-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, research and development costs were $24.3 million and $35.9 million, respectively. These expenses were divided between our research and development technologies in the following manner:

	Three-month		Nine-month
	period ended		period ended
	September 30,		September 30,

	2003	2002	2003	2002
(in $ millions)
Pharmaceutical technologies	$6.1	$5.2	$15.4	$14.9
Biopolymer technologies	0.6	1.1	1.0	3.9
Indirect expenses	2.4	5.1	7.9	17.1

	$9.1	$11.4	$24.3	$35.9

Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses increased in the third quarter and the nine-month period ended September 30, 2003, compared to the same periods in 2002, primarily due to increased expenditures in connection with further clinical development of GPI 1485, our lead neuroimmunophilin ligand compound. This increased spending was offset by decreased expenditures in our AQUAVAN® project as 2002 included higher external spending with contract research organizations together with a $0.8 million milestone payment made to ProQuest, the licensor of the AQUAVAN® technology. Spending on our NAALADase and PARP inhibitor programs decreased year over year. For the remainder of 2003, we expect research and development expenses for our pharmaceutical technologies to be incurred primarily in connection with further clinical development of AQUAVAN® Injection, GPI 1485, and certain additional NAALADase inhibitor program research related to specific indications which we are allowed to pursue under our Pfizer NAALADase agreement as well as research in Neuroimmunophilin ligands, PARP and other CNS targets.

Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in the third quarter and nine-month period ended September 30, 2003, as compared to the same periods in 2002, due to a decision made as part of the corporate restructuring in the third quarter of 2002 to focus our research and development activities on our pharmaceutical technologies. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies ourselves; instead, we are pursuing strategic alternatives to further develop these technologies.

Indirect Expenses

      Our indirect research and development expenses decreased for the three-month and nine-month periods ended September 30, 2003, compared to the same periods in 2002, in part due to decreased overhead associated with a reduction in spending for head count and the elimination of certain non-core projects in the second half of 2002.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses were approximately $8.1 million and $7.4 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $22.9 million and $23.5 million for the nine-month periods ended September 30, 2003 and 2002, respectively. For the three-month period ended September 30, 2003, the costs incurred to market, sell and distribute GLIADEL® were $3.7 million compared to $3.1 million for the same period in 2002. This increase results from the initiative to relaunch GLIADEL® as a result of the expanded label to use at the time of first surgery. We anticipate sales and marketing expense to increase going forward as a result of the relaunch activities. For the nine-month period ended September 30,

2003 and 2002, respectively, these costs were $10.7 million and $11.4 million. Included in the nine-month periods ended September 30, 2003 was a charge of $0.6 million relating to a dispute with Cardinal Health Sales and Marketing Services (“Cardinal”) over amounts which Cardinal asserts it is owed under a contract sales force agreement. SPD, our specialty pharmaceutical distributor and an affiliate of Cardinal, has offset the amount Cardinal claims it is owed against an existing trade receivable from SPD to us. We have recorded a total reserve in the amount of $0.8 million for the SPD account receivable that was not paid when due. Excluding the charge relating to Cardinal, the decrease in expense is largely attributable to the timing of our sales and marketing programs as well as a reduction in overhead.

      Costs and expenses associated with our general and administrative functions were $4.4 million and $4.3 million for the three-month periods ended September 30, 2003 and 2002, respectively, and $12.2 million and $12.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.6 million and $1.6 million for the three-month periods ended September 30, 2003, and 2002, respectively, and $2.4 million and $4.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The decrease in investment income in the third quarter and nine-month period ended September 30, 2003 compared to the same periods in 2002 was primarily due to overall lower yields on invested capital and lower average investment balances maintained during those periods.

      We incurred interest expense of $1.2 million and $0.1 million for the three-month periods ended September 30, 2003 and 2002 and $1.6 million and $0.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in interest expense in 2003 versus 2002 is primarily due to the $69.4 million 5% convertible subordinated notes offering and the $18.8 million term loan arrangement with Wachovia Bank, National Association.

Liquidity and Capital Resources

      Our cash, cash equivalents and investments were $132.9 million at September 30, 2003. Of this amount, we pledged $22.0 million as collateral for certain loans and other financial lease obligations. The $31.1 million increase in cash, cash equivalents and investments from $101.8 million at December 31, 2002 is primarily the result of two financing transactions including a $69.4 million 5% convertible note offering and an $18.8 million term loan agreement less the impact from operations and the $18.7 million acquisition of our research and development facility.

      On October 28, 2003, we acquired the rights to AGGRASTAT® Injection, or AGGRASTAT®, from Merck and Co., Inc., or Merck, in the United States and its territories, for a purchase price of $84 million, plus royalties on net sales of AGGRASTAT®. From the closing until December 31, 2006, we do not pay royalties on net sales less than $40 million. On net sales above $40 million prior to December 31, 2006, and beginning on January 1, 2007, on all sales of AGGRASTAT®, we will pay royalties ranging from 5% to 20% of AGGRASTAT® net sales, based upon our achievement of certain net sales thresholds. In connection with the acquisition of AGGRASTAT®, we entered into an agreement with Merck through 2014, to supply us with our requirements of the active pharmaceutical ingredient of AGGRASTAT®. Additionally, until June 28, 2003, Merck has agreed to provide us with certain services related to the transition of AGGRASTAT® from Merck to us.

      In order to finance the acquisition, we used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and Paul Royalty Fund II, L.P., or PRF, pursuant to a revenue interest assignment agreement (the “Revenue Agreement”). Under our arrangement with PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of the Company’s GLIADEL® and AGGRASTAT® annual net sales up to $75 million, and 2.5% of those annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If GLIADEL and AGGRASTAT net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL and AGGRASTAT net sales. If combined GLIADEL and AGGRASTAT annual net sales are less than $75 million in any of 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL and AGGRASTAT net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each product candidates of the Company), in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net sales of GLIADEL and AGGRASTAT) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010 or $15.9 million for 2011 and 2012, respectively. We will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving GLIADEL® and AGGRASTAT® and on the divestiture, if any, of ex-North American marketing rights to GLIADEL®. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

      Also in connection with our arrangement with PRF, we have pledged cash and cash equivalents, such as marketable securities, to PRF, initially in the amount of $11.25 million (such pledged amount to be in the amount of the next eight quarters of minimum payments to PRF) as additional evidence of our liquidity. We may maintain this pledged account at our discretion; however, if we do not maintain this account, we will be required to maintain at least $20 million of net working capital during the term of the agreement. If we do not maintain the pledged account or we do not have $20 million of net working capital, then PRF may exercise a right to require us to repurchase its revenue interest at a purchase price that reflects a return to PRF on its investment (but is reduced by amounts previously paid to PRF). Regardless of the reason for which PRF may be entitled to require us to repurchase its revenue interest (in addition to the liquidity events discussed above, PRF may also require us to repurchase its revenue interest if (1) we fail to make our minimum payments to them, (2) we sell GLIADEL® and AGGRASTAT® (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of us), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147 million.

      Our total long-term debt increased a net $86.1 million to $93.0 million at September 30, 2003, compared to $6.9 million at December 31, 2002. This increase is primarily due to the issuance of $69.4 million in 5% convertible subordinated notes in June and July 2003, the $18.8 million term loan entered into in May 2003, and additional financings in the amount of $1.2 million for insurance and capital leases. Principal repayments for the period were $3.3 million.

      In May 2002, we borrowed $3.0 million from a commercial bank, in order to repay a note payable to Cardinal. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, in the amount of the unpaid principal balance of this indebtedness ($2.2 million at September 30, 2003).

      We fund capital additions through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment through capital or operating leases. We funded capital expenditures of $19.6 million for the nine months ended September 30, 2003. Of the capital expenditures funded during the nine-month period ended September 30, 2003, $0.8 million were funded pursuant to capital equipment lease arrangements, and $18.8 million were acquired through the use of our cash.

      In October 2002, we entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing for a period of one year. Our previous master lease agreement, entered into in August 2001 expired in June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of September 30, 2003, we had leased approximately $0.3 million in equipment under this master lease agreement. In connection with our various lease arrangements, we are required to maintain restricted cash in the amount of $1.1 million.

      On May 7, 2003, we entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our dedicated research and development facility, land and building. As part of the agreement, we have effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, we are required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($18.5 million at September 30, 2003).

      On June 17, 2003, we issued $60 million (principal amount at maturity) of convertible subordinated notes (“Notes”) due July 1, 2008. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The sale of these Notes resulted in our receiving net proceeds of approximately $51.9 million, after taking into account stock repurchases made in connection with the offering and various transaction expenses. The Notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock at a conversion price of $6.24 per share. We have the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If we elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount. The agreement with the initial purchasers of the Notes granted them an option, until July 26, 2003, to purchase up to an additional $20 million of Notes. On July 30, 2003, the initial purchasers exercised this option in part, and purchased an additional $9.4 million of Notes, resulting in net proceeds of approximately $9.0 million.

      We have an agreement with SPD that permits either party to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® that it may have in its inventory. As of September 30, 2003, we believe that SPD had approximately $2.1 million of GLIADEL® in its inventory, excluding the $0.7 million of deferred revenue.

      Historically, we have financed our operations primarily through the issuance of equity securities, revenue from the sale of GLIADEL®, funding pursuant to collaborative agreements and proceeds from loans and other borrowings, and during the second and third quarters of 2003, the issuance of convertible debt securities. During the fourth quarter of 2003, we financed the acquisition of AGGRASTAT® through a revenue interest financing arrangement. Our future capital requirements will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® and AGGRASTAT®, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, ability to establish collaborative arrangements, ability to enter into licensing agreements and contractual arrangements with others, conversion of long-term convertible notes, the costs of servicing debt, the costs of product in-licensing, and substantial future expenditures we expect to make to increase sales of AGGRASTAT®. As a result, we expect to need significant additional funding in the near future. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets, or other financing methods. There can be no assurances that additional capital will be available on favorable terms, if at all.

      The following are pro forma contractual commitments at September 30, 2003 associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Pro forma Contractual Commitments(1)	Total	<1 Year	2-3 Years	4-5 Years	>5 years

Long-term debt	$91,943	$2,976	$3,738	$85,147	$82
Capital lease obligations	1,060	675	385	—	—
Revenue Interest Obligation(2)	86,300	3,750	13,175	19,375	50,000
Operating leases	2,989	1,899	1,073	17	—
Research and development arrangements(3)	9,707	5,326	3,955	426	—

Total contractual commitments	$191,999	$14,626	$22,326	$104,965	$50,082

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology.

(2)	We granted PRF a revenue interest in GLIADEL® Wafer, AGGRASTAT®, and certain other products which provides for PRF to receive 10% on the first $75.0 million of GLIADEL® Wafer and AGGRASTAT®, annual net sales, plus 2.5% for net sales exceeding the $75.0 million through December 31, 2006. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% on the first $75.0 million in annual net sales, plus 3.5% on any net sales exceeding $75.0 million. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future GLIADEL® Wafer and AGGRASTAT®, net sales are not achieved. At a minimum, we will pay PRF $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(3)	Research and development arrangements include commitments that we have entered into at September 30, 2003, to engage third parties to perform various aspects of our research and development efforts subsequent to September 30, 2003.

      On May 7, 2003, we entered into an exclusive license agreement with Pfizer for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, Pfizer will have exclusive right to develop our NAALADase inhibitors worldwide, and will conduct and pay for all costs associated with research, development, manufacturing, and commercialization of any products that may emerge from this agreement. We have retained the right to continue to conduct and pay for the development of NAALADase inhibitors not under development by Pfizer for prostate cancer, head and spinal cord injury, and drug addiction. Pfizer has the exclusive right in the future to acquire, for certain consideration, any products developed by us for these indications. In exchange, Pfizer has agreed to pay us $15 million in cash, including $5 million at signing, and $10 million by March 31, 2004 (or earlier depending on whether a lead compound has been selected for clinical development). If Pfizer does not pay the additional $10 million on or before March 31, 2004, substantially all technology rights revert to us at our election, along with data and certain other information generated by Pfizer relating to our NAALADase inhibitors. As part of the agreement, we are eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor, if any. The schedule of milestone payments outlines a total of up to $42 million to be paid for each compound developed through commercialization, as well as one additional set of milestone payments totaling up to $20 million for an additional indication for the same compound. The payments will be recognized as “Revenues from license fees and milestones” as they are earned beginning with the second quarter of 2003.

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

      Revenue Recognition. Revenue from sales of GLIADEL®, our only marketed product during the quarter, is recognized when, pursuant to Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed (iv) collection is reasonably assured and (v) the sales are not disproportionate to the underlying prescription activity. Our primary customer is Specialty Pharmaceuticals Distribution (or SPD), a specialty pharmaceutical distributor who sells directly into the retail channel. Product demand by this distributor during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate SPD’s inventory position. If we believe these levels are too high based on prescription demand, we will either not accept purchase orders from or ship additional product to SPD until these levels are reduced, or we will defer recognition of revenue if we determine that there is excess channel inventory for our products. Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.

      Research and Development Expenses. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. We accrue clinical trial expenses based on estimates of work performed and completion of certain events. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known (a change in estimate). Expense of other contracted research arrangements or activities are charged to operations either under the terms of the contract, milestones or in some instances pro rata over the term of the agreement. Based on the facts and circumstances, we select the method which we believe best aligns the expense recognition with the work performed.

Outlook

      On October 28, 2003, we acquired AGGRASTAT® Injection, a GP IIb IIIa anti-platelet inhibitor, from Merck & Co., Inc. We do not believe that the operating results for AGGRASTAT® will have a significant cash flow impact for the balance of 2003. In connection with the acquisition of AGGRASTAT®, we have currently engaged an independent appraiser to allocate the purchase price to the assets acquired and to develop useful lives for amortization purposes. As a result of the appraiser’s valuation, we expect to charge a portion of the purchase price to “in-process research and development” in the fourth quarter.

      For the year ending December 31, 2003, we have previously issued guidance that we would achieve GLIADEL® Wafer sales in the range of $20 million to $25 million. With three quarters of product sales now recorded, we are revising our sales guidance to the range of $19 million to $20 million.

      For 2003, we estimate cost of goods sold to be approximately 20% of net sales. We expect research and development expenditures in 2003 to be approximately $30 million to $35 million, excluding any charges related to the acquired-in-process research and development related to the purchase of AGGRASTAT®. We expect selling, general and administrative expenditures to be in the range of $30 million to $33 million for the full year. The increase from previous guidance reflects operating costs associated with AGGRASTAT®.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2003 was $128.5 million and yield to maturity at market was approximately 1.4%. The weighted-average return on our investments during the nine-month period ended September 30, 2003 was approximately 2.16%.

      Except for the $69.4 million 5% Convertible Subordinated Notes, substantially all of our financial obligations were established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rate financial obligations for fixed rate obligations. As of September 30, 2003, our long-term debt was approximately $93.0 million. With respect to $22.3 million of this debt, we were obligated to pay variable interest rates of LIBOR plus between 1/2% and 3/4%. The interest rate swap agreements had a total notional principal amount of approximately $22.3 million as of September 30, 2003. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had effectively “swapped” or exchanged floating interest rates for “fixed” interest rates on our September 30, 2003 financial obligations between 2.78% and 5.36%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.4 million at September 30, 2003. Current market pricing models were used to estimate these fair values.

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

      On July 16, 2003, August 16, 2003 and September 16, 2003, we issued 1,041 (One thousand forty-one), 1,094 (One thousand ninety-four), and 770 (Seven hundred seventy) shares of our common stock, respectively, to Burns McClellan Inc. (“Burns McClellan”), as partial consideration for Burns McClellan providing us with investor relations/public relations services. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

      On July 30, 2003, we issued and sold to two initial purchasers, Citigroup Global Markets Inc. and CIBC World Market Corp., $9.4 million aggregate principal amount of 5% Convertible Subordinated Notes Due 2008 in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We issued the notes to the initial purchasers at a 4% discount (investment banking commission) from the offering price to investors, which was 100% of the principal amount (plus accrued and unpaid interest, if any, from June 17, 2003), and the initial purchasers subsequently resold them to qualified institutional buyers in a transaction exempt from registration in reliance on Rule 144A of the Securities Act. The notes are convertible into shares of our common stock at any time at a conversion price of $6.24 per share (subject to adjustment in certain events), unless we previously have redeemed or repurchased them or unless the notes previously have matured.

Item 3.	Defaults Upon Senior Securities:

      None

Item 4.	Submission of Matters to a Vote of Security Holders:

      None

Item 5.	Other Information:

Risk Factors and Investment Considerations

      You should carefully consider the risks described below, before making a decision to invest in our securities. Due to our recent acquisition of AGGRASTAT®, we have organized these risks as those that are specific to the acquisition of AGGRASTAT®, and those that are applicable to our business in general. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.

I.     Risk Factors Related to our acquisition of AGGRASTAT® Injection

     We cannot be certain that we will be able to expand the labeled indications of AGGRASTAT®, nor can we be certain that we will be able to increase or maintain sales of AGGRASTAT®.

      When we purchased AGGRASTAT® from Merck, Merck had not been actively promoting the product in the United States. Our strategy for reintroducing AGGRASTAT® into the United States marketplace involves actively promoting the product and, subject to an understanding with the FDA, conducting an additional clinical trial for AGGRASTAT®, in order to try to expand its labeled indications. We cannot be certain that our promotion of the product will lead to increased sales based on the product’s current indication. Additionally, we cannot be certain that we will be able to reach an understanding with the FDA as to an appropriate clinical trial design in order to expand its indications, that we will be able to fully enroll the clinical trial or that if conducted the clinical trial will be successful. If it is successful, we cannot be certain that the expanded indication will lead to increased sales or market share. We will also have to commit significant capital and other resources to promoting AGGRASTAT®. Regardless of whether we are able to do so, we may not be successful in increasing sales of the product due to, among other reasons, competition that the product faces in the marketplace.

     We depend upon Merck to supply us with the active pharmaceutical ingredient for AGGRASTAT®, and until we establish relationships directly with certain toll manufacturers for AGGRASTAT®, finished product.

      Merck is obligated to supply us with the active pharmaceutical ingredient, or API, for AGGRASTAT® until 2014. AGGRASTAT® is sold as a finished product in both vials and bags, which are toll manufactured for Merck. We will receive vials and bags of finished product from Merck (through Merck’s toll manufacturers), until the end of 2004, with respect to vials, and until the end of 2007, with respect to bags, or earlier if we are able to establish a direct contractual relationship with those toll manufacturers. Regardless, while Merck is contractually obligated to provide us with API or finished product, as the case may be, there is no guarantee that Merck will be able to do so. If Merck is not able to do so, we may be entitled to contractual damages under certain circumstances, but we may not be able to procure alternative sources of either API or the finished AGGRASTAT® product. Additionally, we may not be able enter into direct contractual relationships with Merck’s toll manufacturers for quantities of finished product, in which case we may not have quantities of finished product necessary to fulfill physician demand.

     Merck is providing us with certain transition services between now and June 28, 2004, without which we may not be able to successfully integrate AGGRASTAT® into our business.

      Merck is obligated to provide us with certain transition services between now and June 28, 2004, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. If Merck does not provide us with these services, or does not provide these services in a timely or professional manner, we may not be able to successfully integrate AGGRASTAT® into our business, which may result in our not achieving sales of AGGRASTAT® that we expect.

     Paul Royalty Funds is entitled to a portion of our revenues, which may limit our ability to fund some of our operations. If we do not achieve certain sales targets for GLIADEL® and AGGRASTAT®, Paul Royalty Funds may be entitled to a greater percentage of our revenues, revenues from future products we may acquire or certain of our product candidates.

      Pursuant to the terms of our Revenue Interest Agreement with Paul Royalty Funds and its affiliates, or PRF, PRF is initially entitled to receive a significant portion of net sales of GLIADEL® and AGGRASTAT®. Additionally, we are required to make minimum payments to PRF, which under most circumstances will be funded from our net sales. These minimum payments, as well as any other payments that we make to PRF, like repayments of debt obligations, are funds that we will not be able to use to support our operations and may affect our cash flows from time to time. If we do not achieve certain sales targets for GLIADEL® and AGGRASTAT®, PRF may be entitled to increase the percentage of revenues it receives from us and/or receive revenues from products we may acquire in the future or from our GPI 1485 and AQUAVAN® Injection product candidates. If we are subject to these provisions of our arrangement with PRF, we will not be able to make use of those revenues to support our operations.

     Under certain circumstances, Paul Royalty Funds may require us to repurchase its revenue interest, the payment of which may significantly deplete our cash resources or limit our ability to enter into significant business transactions.

      PRF may be entitled to require us to repurchase its revenue interest under the following circumstances: (1) if we fail to maintain an escrow account funded with eight quarters of minimum payments to PRF or fail to maintain at least $20 million of net working capital, (2) if we fail to make our minimum payments to PRF, (3) if we sell GLIADEL® and AGGRASTAT® (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (4) upon the occurrence of a bankruptcy or similar event, or (5) upon certain conditions related to a change of control of us. The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147 million. The exercise of this repurchase right may significantly impair our ability to fund our operations. Additionally, because PRF would be entitled to exercise this repurchase right upon a change of control of us, or upon the sale of GLIADEL® or AGGRASTAT®, we may not be able to effect a business transaction that would have one of these results.

     We have pledged our assets related to GLIADEL® and AGGRASTAT® to Paul Royalty Funds; therefore, we may not be free to utilize those assets at our discretion.

      PRF has been granted a security interest in the assets related to GLIADEL® and AGGRASTAT®. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

     The integration of AGGRASTAT® into our business and our clinical development plans for AGGRASTAT® and AQUAVAN® will require significant additional capital.

      In order (1) to successfully integrate AGGRASTAT® into our business, which includes expanding our commercial operations, (2) to conduct clinical trials to expand the labeled indication of AGGRASTAT®, and (3) to conduct a Phase III clinical trial of AQUAVAN®, we will require significant additional capital resources. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals.

II.     Risk Factors Applicable to our Business, in General

     We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of September 30, 2003, we had an accumulated deficit of approximately $279.4 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.

      Our product candidates are in research or various stages of pre-clinical and clinical development. Except for GLIADEL® Wafer and AGGRASTAT® Injection, none of our products or product candidates may be sold to the public. Nearly all of our past revenues have come from:

•	our sale and distribution of GLIADEL® Wafer;

•	payments from Aventis and Amgen under now terminated agreements with each of them, supporting the research, development and commercialization of our product candidates; and

•	royalty payments from Aventis’ sale and distribution of GLIADEL® Wafer.

      Presently, we expect to receive significant revenue only from sales of GLIADEL® Wafer, AGGRASTAT® Injection and from milestone and royalty payments, if any, received as a result of our recent license agreement with Pfizer relating to our NAALADase inhibitors. We do not expect that the revenue from these sources will be sufficient to support all our anticipated future activities. We do not expect to generate revenue from sales of our product candidates for the next several years, if ever, because of the significant risks associated with pharmaceutical product development.

      Many factors will dictate our ability to achieve sustained profitability in the future, including:

•	our ability to successfully market, sell, distribute and obtain additional regulatory approvals for GLIADEL® Wafer and AGGRASTAT® Injection;

•	the achievement by Pfizer of development milestones and the successful development, regulatory approval, marketing and sales of products derived from our NAALADase inhibitors;

•	the successful development of our other product candidates either on our own, or together with future corporate partners with whom we enter into collaborative or license agreements; and

•	the ability to in-license or acquire additional products in our targeted markets.

      We will depend primarily on GLIADEL® Wafer and AGGRASTAT® Injection for revenues.

      Our short-term prospects depend heavily on sales of GLIADEL®Wafer and AGGRASTAT® Injection, our commercial products. We commercially launched GLIADEL® Wafer in the United States in February 1997. We do not know whether the product will ever gain broad market acceptance. If GLIADEL® Wafer fails to gain broad market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

      Until February 25, 2003, we only had approval from the FDA to market GLIADEL® Wafer in the United States for a limited subset of patients who suffer from brain cancer. Prior to that time, our approval was for those patients who had a brain tumor surgically removed and had “recurrent” forms of a type of brain cancer called glioblastoma multiforme, or GBM. A “recurrent” GBM is one in which the cancer has returned after initial surgery to remove a brain tumor. The number of patients undergoing recurrent surgery for GBM is very limited, and we believe the total number of patients on an annual basis who have GBM in the United States is approximately 3,000 to 4,000.

      On February 25, 2003, we received FDA approval to also market GLIADEL® Wafer for patients undergoing initial surgery, also known as first line therapy, in the United States for malignant glioma in conjunction with surgery and radiation. We estimate that the total number of patients undergoing initial surgery in the United States is between approximately 7,000 and 9,000 per year. We have recently instituted a new sales and marketing effort for GLIADEL® Wafer for initial surgery. We cannot assure you, however, that we will be successful in this effort or in achieving sales of GLIADEL® Wafer for use in initial surgeries.

      In addition, in January 2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing initial surgery for malignant glioma. In November 2002, we withdrew those applications and plan to resubmit them during the second half of 2003 now that the FDA has approved our amended supplemental New Drug Application, or sNDA, for GLIADEL® Wafer. Presently, GLIADEL® Wafer is approved for the recurrent GBM market in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is currently approved for first line therapy only in the United States and Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited outside of the United States, which reduces the potential sales of GLIADEL® Wafer outside of the United States and Canada. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprised less than 6% of worldwide sales of GLIADEL® Wafer for the year and nine-month period ended December 31, 2002 and September 30, 2003, respectively.

      GLIADEL® Wafer is a fragile product and can easily break into pieces if it is not handled with care. Product recalls or returns due to excessive breakage of the GLIADEL® Wafers or for other reasons could have a negative effect on our business, financial condition and results of operations.

      We acquired AGGRASTAT® Injection from Merck on October 28, 2003. AGGRASTAT® Injection is a glycoprotein GP IIb/ IIIa receptor antagonist used for the treatment of acute coronary syndrome (ACS) including unstable angina, which is characterized by chest pain when one is at rest, and non-Q-wave myocardial infarction (MI). Prior to acquiring AGGRASTAT® Injection, we have never marketed and sold a product for cardiovascular conditions. We cannot assure you that we will be successful in our efforts to market and sell AGGRASTAT® Injection.

     Our financial projections contained in our SEC filings are subject to significant risks and uncertainties.

      Our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, contain certain financial projections we have made for the fiscal year ending December 31, 2003, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook”. The projections are based on a number of assumptions, some of which inevitably will not materialize, and unanticipated events may occur which could adversely affect our actual results for the period covered by the projections. For example, the revenue projections assume that we will achieve a substantial increase in our sales of our GLIADEL® Wafer for use in initial surgeries for malignant glioma. We only received FDA approval to expand the label for GLIADEL® Wafer to include use in initial surgery for malignant glioma on February 25, 2003. Previously we only had approval to market GLIADEL® Wafer for recurrent surgeries, not initial surgeries, and substantially all our historical sales of the product were for recurrent surgeries. We have recently instituted a new sales and marketing effort for GLIADEL® Wafer for initial surgeries. We cannot assure you, however, that we will be successful in this effort or in achieving the increased sales of GLIADEL® Wafer that we have projected. Accordingly, our actual financial results for the year ending December 31, 2003, will vary from our projections and such variations may be material. In addition, our independent accountants have not examined, reviewed or performed any procedures relating to our financial projections, and the projections have not been prepared in compliance with the published guidelines of the American Institute of Certified Public Accountants.

     We have limited sales experience, and we expect to incur significant expense in marketing, selling and distributing GLIADEL® Wafer and AGGRASTAT® Injection.

      When we began selling GLIADEL® Wafer ourselves in January 2001, it was the first time that we had undertaken direct sales and marketing activities. We, therefore, have limited experience in engaging in sales and marketing efforts. This limited experience may limit our success selling GLIADEL® Wafer and AGGRASTAT® Injection. Additionally, our sales and marketing efforts may use resources and require attention from management that would otherwise be provided to our drug development programs.

     The success of our Pfizer collaboration is dependent on a number of factors, most of which are outside of our control.

      Regulatory and development milestone payments as well as royalty amounts on product sales payable to us under our collaboration with Pfizer depend on a number of factors. Many of these factors are not within our control, including:

•	the selection of one or more appropriate lead compounds;

•	successful design and completion of pre-clinical and clinical development activities;

•	application for and obtaining regulatory clearances to market potential products;

•	commercialization of products; and

•	the successful preservation and extension of intellectual property rights licensed to Pfizer.

      All of these activities are subject to significant risks and uncertainties. Moreover, under the terms of our collaboration with Pfizer, we have no control over their development activities regarding the NAALADase inhibitors, which have been left to the sole discretion of Pfizer. Our agreement with Pfizer also does not specify a binding timetable for achieving development and commercialization goals with respect to the NAALADase inhibitors. If Pfizer decides to conduct clinical trials on a product candidate resulting from our collaboration, Pfizer still may not be able successfully to complete those clinical trials and then receive clearance from the FDA or foreign regulatory authorities to market and sell any such products.

      Even if Pfizer is able to obtain all regulatory approvals necessary to market a product resulting from our collaboration, our agreement does not specify any minimum sales requirements for Pfizer. This means that any royalty amounts payable to us in the future will depend entirely on the sales and marketing efforts of Pfizer, activities over which we will have no control. In addition, our agreement with Pfizer does not prevent Pfizer from pursuing technologies for product candidates competitive with the NAALADase inhibitors now or in the future. Accordingly, we cannot assure you that we will earn any additional payments under the Pfizer agreement or that any amounts earned will be significant.

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

      Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue and thus our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors, including:

•	the timing and amount of sales of GLIADEL® Wafer or AGGRASTAT® Injection;

•	the timing and realization of milestone and other payments from existing and future corporate partners;

•	timing and amount of expenses relating to our research and development, product development, and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patent and other rights to our intellectual property.

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

      From time to time, stock market professionals publish research reports covering our business and our future prospects. For a number of reasons, we may be unable to meet the expectations of these professionals and our stock price may decline. These expectations may include:

•	announcements by us or our competitors of clinical results, technological innovations, regulatory approvals, product sales, new products or product candidates;

•	developments or disputes concerning patent or proprietary rights;

•	regulatory developments affecting our products;

•	period-to-period fluctuations in the results of our operations;

•	market conditions for emerging growth companies and biopharmaceutical companies;

•	revenues received from GLIADEL® Wafer and AGGRASTAT® Injection; and

•	our expenditures.

      In the past, following periods of volatility in the market price of the securities of companies in our industry, securities class action litigation has often been initiated against those companies. If we face such litigation, it would result in substantial costs and divert management’s attention and resources, which would negatively impact our business.

      Furthermore, market volatility may adversely affect the market price of our common stock and that could limit our ability to raise capital or make acquisitions of products or technology.

     Our manufacturing capabilities may be limited by the size of our facilities, our inexperience in manufacturing large quantities of product and the potential inability to locate a third party manufacturer for our product candidates.

      To commercialize GLIADEL® Wafer, we must be able to manufacture it in sufficient quantities, in compliance with regulatory requirements, and at acceptable costs. We manufacture GLIADEL®Wafer at one of our two manufacturing facilities in Baltimore, Maryland, which consists of production laboratories and redundant cleanrooms. We estimate that our manufacturing facilities have the capacity to manufacture approximately 20,000 GLIADEL® Wafer treatments per year in total, although to date, we have not manufactured quantities of GLIADEL® Wafer in these facilities at full capacity.

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

      Any delay in the manufacture of GLIADEL® Wafer could result in delays in product shipment, which would have a negative effect on our business and operating results.

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

     Revenues from GLIADEL® Wafer, AGGRASTAT® Injection, or future products, if any, depend in part on reimbursement from health care payors, which is uncertain.

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

     A significant portion of our sales of GLIADEL® Wafer are to a specialty pharmaceutical distributor.

      Approximately 69% of our sales of GLIADEL® Wafer in 2002, and approximately 75% in the first three quarters of 2003, were made to a specialty pharmaceutical distributor. We have an agreement with this distributor regarding its purchase of the product that permits either us or the distributor to terminate the agreement upon 60 days prior written notice. We have no assurance that this distributor will not exercise its rights to terminate its agreement with us at any time. If this distributor does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with this distributor, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that the distributor may have in its inventory. As of September 30, 2003, we believe that our specialty distributor had approximately $2.1 million of GLIADEL® Wafer in its inventory, excluding the $0.7 million of deferred revenue.

     Our sales of GLIADEL® Wafer to a specialty pharmaceutical distributor depend on its sales to hospital pharmacies and desired level of inventory.

      This distributor orders GLIADEL® Wafer treatments of the product based upon, among other things, its estimation of our ability and its ability to successfully sell GLIADEL® Wafer to hospital pharmacies and its desired level of inventory. If the demand for GLIADEL®Wafer from hospital pharmacies decreases, or this distributor decreases the amount it keeps in its inventory, this distributor may decrease or stop making additional purchases of the product from us. The result of such a decrease would be reflected in lower reported sales for Guilford.

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

      In addition, our product candidates are subject to the risks of failure inherent in the development of products based on new and unsubstantiated technologies. These risks include the possibility that:

•	our new approaches will not result in any products that gain market acceptance;

•	a product candidate will prove to be unsafe or ineffective, or will otherwise fail to receive and maintain regulatory clearances necessary for development and marketing;

•	a product, even if found to be safe and effective, could still be difficult to manufacture on the scale necessary for commercialization or otherwise not be economical to market;

•	a product will unfavorably interact with other types of commonly used medications, thus restricting the circumstances in which it may be used; third parties may successfully challenge our proprietary rights protecting a product;

•	proprietary rights of third parties will preclude us from manufacturing or marketing a new product; or

•	third parties will market superior or more cost-effective products.

      As a result, our activities, either directly or through future corporate partners, may not result in any commercially viable products.

      We will depend on collaborations with third parties for the development and commercialization of our products.

      Our resources are limited; and therefore, our business strategy requires us to enter into various arrangements with:

•	corporate partners;

•	academic investigators;

•	licensors of technologies; and

•	licensees of our technologies.

      In trying to attract corporate partners, we face serious competition from other small pharmaceutical companies and the in-house research and development staffs of larger pharmaceutical companies. If we are unable to enter into such arrangements with corporate partners, our ability to proceed with the research, development, manufacture and/or sale of product candidates may be limited. It is common practice in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical products. It is possible that this will be the case with future arrangements of ours. If one of our collaborative partners fails to develop or commercialize successfully any of our product candidates, we may not be able to remedy this failure and it could negatively affect our business.

      Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to develop or enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Our collaborators may, therefore, be pursuing alternative technologies or product candidates in order to develop treatments for the diseases or disorders targeted by our collaborative arrangements. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

     We may be unable to obtain the additional capital needed to service our debt and operate and grow our business.

      We will require substantial funds in order to service our debt and cover the costs related to our commercial operations function, continue our research and development programs and pre-clinical and clinical testing, to manufacture our products and to make acquisitions. We may be unable to obtain any future funds that we may require on acceptable terms, or at all.

      We are required to maintain certain of our total cash and investments as “restricted cash.” Under our term loan agreement, we have an initial restriction on our cash of $18.8 million, which will decrease as principal is repaid. When taken together with other debt obligations, we are required to maintain $22.0 million as collateral for certain of our loans and other lease obligations at September 30, 2003.

      Our capital requirements depend on numerous factors, including:

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and costs involved in obtaining regulatory approvals;

•	the extent of intellectual property protection obtained for our products and product candidates;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	competing technological and market developments;

•	our ability to identify and complete acquisitions in accordance with our strategy and the costs thereof;

•	the cost of product in-licensing;

•	our ability to establish collaborative arrangements with large pharmaceutical companies and others; and

•	the progress of efforts to scale-up manufacturing processes.

      We may use our existing capital resources more quickly than we expect to because of changes in our research and development and commercialization plans or other factors affecting our operating expenses or capital expenditures.

      Our ability to raise future capital on acceptable terms depends on conditions in the public and private equity and debt markets and our performance, as well as the overall performance of other companies in the pharmaceutical and biotechnology sectors.

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

      We are aware of at least one company that has asserted publicly that it has submitted patent applications claiming the use of certain of its immunosuppressive compounds and multi-drug resistance compounds for nerve growth applications. That company also stated that it has issued U.S. patents and pending U.S. applications which claim compounds that may be useful in nerve growth applications. We cannot give any assurance as to the ability of our patents and patent applications to adequately protect our neurotrophic product candidates. Also, our neurotrophic product candidates may infringe or be dominated by patents that have issued or may issue in the future to third parties.

      In order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed an opposition in 1998 in an effort to prevent the final issuance of a European patent to the company discussed in the above paragraph. In 2000, we won the opposition and the subject patent was revoked. However, the patentee has appealed the initial determination and the patent could be reinstated. If the patent is reinstated, litigation could ultimately result.

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

      We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying GLIADEL® Wafer, DOPASCAN®Injection, AQUAVANTM Injection and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we are generally obligated to:

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

      Our license agreements for GLIADEL® Wafer require us to pay a royalty to MIT on sales of GLIADEL® Wafer. Similarly, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN® Injection, AQUAVANTM Injection and any products that result from the neuroimmunophilin ligand technology.

      In addition, our U.S. patent protection for GLIADEL® Wafer expires in 2006. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL®Wafer. The availability of such a generic copy could negatively impact our revenues from GLIADEL® Wafer.

     We depend on a single source of supply for several of the key components of GLIADEL® Wafer and our product candidates.

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

      The current formulation of GLIADEL® Wafer utilizes the chemotherapeutic agent BCNU, which is also known as carmustine. Currently, we have the option to procure BCNU from only two sources in the United States, and we are not aware of any supplier outside of the United States. We currently obtain BCNU from one of these two U.S. suppliers on a purchase order basis and not through any long term supply agreement. If we fail to receive on a timely basis key supplies necessary to manufacture GLIADEL® Wafer, delays in product shipment could result. Delays of this type would have a negative effect on our business.

      The manufacture of DOPASCAN® Injection requires that the precursor compound be labeled with a radioactive isotope of iodine, Iodine-123. Worldwide, a limited number of companies are capable of performing both the necessary transformation of the precursor into DOPASCAN® Injection and of distributing it to diagnostic centers.

      Based on our assessment of companies in the United States that are capable of manufacturing and distributing DOPASCAN® Injection, we believe a significant risk exists in our ability to produce DOPASCAN®Injection in sufficient quantities and at an acceptable cost to conduct Phase III clinical trials in the United States that would be necessary to support NDA submission for the product. Our inability to locate a suitable domestic third-party manufacturer and distributor of DOPASCAN® Injection on acceptable terms would prevent us from further development of this product candidate in the United States. Instead, in order to further develop DOPASCAN® Injection, we are relying upon our international corporate partners, Daiichi Radioisotope Laboratories, Ltd. and MAP Medical Technologies Oy.

     The U.S. government holds rights that may permit it to license to third parties technology we currently hold the exclusive right to use.

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

      Our research, pre-clinical development and clinical trials, and the manufacturing and marketing of our product candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Except for GLIADEL®Wafer and AGGRASTAT® Injection, none of our product candidates has received marketing clearance from the FDA or any foreign regulatory authority.

      As a condition to approval of our product candidates under development, the FDA could require additional pre-clinical, clinical or other studies. Any requirement that we perform additional studies could delay, or increase the expense of, our product candidates’ regulatory approval. This delay or increased expense could have a negative effect on our business. Additionally, to receive regulatory approval, we must also demonstrate that the product is capable of being manufactured in accordance with applicable regulatory standards.

      When trying to obtain regulatory approval, significant risk exists that:

•	we will not be able to satisfy the FDA’s requirements with respect to any of our drug product candidates; or

•	even if the FDA does approve our product candidates, the FDA will approve less than the full scope of uses or labeling that we seek.

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

      In addition to the requirements for product approval, before a pharmaceutical product may be marketed and sold in some foreign countries, the proposed pricing for the product must be approved as well. Products may be subject to price controls or limits on reimbursement. The requirements governing product pricing and reimbursement vary widely from country to country and can be implemented disparately at the national level. We cannot guarantee that any country that has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements for our products.

      Because controlled drug products and radio-labeled drugs are subject to special regulations in addition to those applicable to other drugs, the DEA and the Nuclear Regulatory Commission, or NRC, may regulate some of our products and product candidates, including DOPASCAN® Injection, as controlled substances and as radio-labeled drugs. The NRC licenses persons who use nuclear materials and establishes standards for radiological health and safety. The DEA is responsible for compliance activities for companies engaged in the manufacture, distribution and dispensing of controlled substances, including the equipment and raw materials used in their manufacture and packaging in order to prevent such substances from being diverted into illicit channels of commerce. Registration is required and other activities involving controlled substances are subject to a variety of record-keeping and security requirements, and to permits and authorizations and other requirements. States often have requirements for controlled substances as well. The DEA grants certain exceptions from the requirements for permits and authorizations to export or import materials related to or involving controlled substances. Our potential future inability to obtain exceptions from the DEA for shipment abroad or other activities could have a negative effect on us.

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

      Many of our product development efforts focus on novel alternative therapeutic approaches and new technologies that have not been widely studied. Applications for these approaches and technologies include, among other things, the diagnosis and monitoring of Parkinson’s disease, the promotion of nerve growth and the prevention of neuronal damage. These approaches and technologies may not be successful. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies. Our competitors may succeed in developing technologies or products that are more effective or economical than those we are developing, or they may introduce a competitive product before we are able to do so. Rapid technological change or developments by others may result in our technology or product candidates becoming obsolete or noncompetitive.

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

      Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products that are superior to those we are developing. We are aware of the development by other companies and research scientists of alternative approaches to:

•	the treatment of malignant glioma;

•	the treatment of acute cardiovascular conditions;

•	the diagnosis of Parkinson’s disease;

•	the development of a water soluble formulation of propofol;

•	the promotion of nerve growth and repair; and

•	the treatment and prevention of neuronal damage.

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

      Significant competitive factors include:

•	capabilities of our collaborators;

•	product efficacy and safety; timing and scope of regulatory approval;

•	product availability;

•	awareness and acceptance of our products by physicians;

•	marketing and sale capabilities;

•	reimbursement coverage from insurance companies and others;

•	the amount of clinical benefit of our product candidates relative to their cost;

•	the method of administering a product;

•	price; and

•	exclusivity, through patent protection or FDA regulations.

      Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do, which could have a material adverse effect on our business.

     We are subject to risks of product liability both because of our product line and our limited insurance coverage.

      We may potentially become subject to large liability claims and significant defense costs as a result of the design, manufacture or marketing of our products, including GLIADEL® Wafer and AGGRASTAT® Injection, or the conduct of clinical trials involving our products. We currently maintain only $10 million of product liability insurance covering clinical trials and product sales. This existing coverage or any future insurance coverage we obtain may not be adequate. Furthermore, our insurance may not cover a claim made against us. Product liability insurance varies in cost. It can be difficult to obtain, and we may not be able to purchase it in the future on terms acceptable to us, or at all. We also may not be able to otherwise protect against potential product liability claims. Product liability claims and/or the failure to obtain adequate product liability insurance could prevent or inhibit the clinical development and/or commercialization of any products we are developing.

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

      Our planned activities will require individuals with expertise in many areas including:

•	medicinal chemistry and other research specialties;

•	pre-clinical testing;

•	clinical trial management;

•	regulatory affairs;

•	intellectual property;

•	sales and marketing;

•	manufacturing; and

•	business development.

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

      Our research and development processes involve the controlled use of hazardous and radioactive materials. We and our partners are subject to extensive laws governing the use, manufacture, storage, handling and disposal of hazardous and radioactive materials. There is a risk of accidental contamination or injury from these materials. Also, we cannot control whether our collaborative partners comply with the governing standards. If we or our partners do not comply with the governing laws and regulations, we could face significant fines and penalties that could have a negative effect on our business, operations or finances. In addition, we and/or our collaborative partners could be held liable for damages, fines or other liabilities, which could exceed our resources.

      We may also have to incur significant costs to comply with environmental laws and regulations in the future. In addition, future environmental laws or regulations may have a negative effect on our operations, business or assets.

      Many of the research and development efforts we sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

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

•	our Board of Directors approves of the transaction before the third party acquires 15% of our common stock;

•	the third party acquires at least 85% of our common stock at the time its ownership goes past the 15% level; or

•	our Board of Directors and two-thirds of the shares of our common stock not held by the third party vote in favor of the transaction.

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

      Our certificate of incorporation also authorizes us to issue up to 5,000,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us. No shares of our preferred stock are currently outstanding. While our Board of Directors has no current intentions or plans to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

      Our agreement with Paul Royalty Funds, or PRF, gives PRF the right to cause us to repurchase its interests at substantial prices in the event of, among other things, a change in control. Our convertible notes are also subject to repurchase, at the option of the holders, upon a change of control.

Item 6.	Exhibits and Reports on Form 8-K:

      A. Exhibits

Exhibit No.	Description

31.01	Certification of Principal Executive Officer
31.02	Certification of Principal Financial Officer
32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      B. Reports on Form 8-K

      On July 30, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose the Company’s announcement that the initial purchasers of the June 18, 2003 Convertible Subordinated Note offering elected to purchase $9.3 million in additional Convertible Subordinated Notes pursuant to an option granted.

      On August 6, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose the Company’s financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilford Pharmaceuticals Inc.

Date: November 12, 2003	/s/ CRAIG R. SMITH, M.D. ----------------------------------------------- Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: November 12, 2003	/s/ ANDREW R. JORDAN ----------------------------------------------- Andrew R. Jordan Executive Vice President and Chief Financial Officer (Principal Accounting Officer)