Form 10-K
period 2003-12-31
GUILFORD PHARMACEUTICALS INC
filed 2004-03-15
CIK 918066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      As of June 30, 2003, the aggregate market value of the approximately 28,931,279 shares of common stock of the Registrant issued and outstanding on such date, excluding approximately 2,044,013 shares held by affiliates of the Registrant, was approximately $119,917,206. This figure is based on the closing sales price of $4.46 per share of the Registrant’s common stock as reported on The NASDAQ® National Market on June 30, 2003.

     As of March 11, 2004, approximately 33,930,333 shares of common stock of the Registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2003 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

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

PART I

Item 1.     Business.

Overview

      Guilford is a pharmaceutical company engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets. We market and sell proprietary pharmaceutical products within our targeted markets, conduct clinical research to expand the labeled indications for our marketed products, and develop new product candidates. We also collaborate with other pharmaceutical companies to support the sales and marketing of our products and the clinical development of our products and product candidates.

      During 2003, as part of our effort to implement our strategy, we were successful in expanding the approved uses of GLIADEL® Wafer to include use at the time of initial surgery for malignant glioma, acquired AGGRASTAT® Injection, a hospital-based, anti-platelet aggregation medication from Merck & Co., Inc., completed Phase II clinical trials for our AQUAVAN® Injection product candidate in conscious sedation and initiated a Phase II clinical trial of GPI 1485, our product candidate for Parkinson’s disease and peripheral nerve injury, for treatment of post-prostatectomy erectile dysfunction. We supported these activities, in part, through a number of capital raising activities, including the completion during the second and third quarters of 2003, of a $69.4 million convertible debt offering, a $42 million revenue interest agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund II, L.P., and a $27.3 million private placement of our common stock to certain institutional investors.

      We were incorporated in Delaware in July 1993. Our principal executive offices are located at 6611 Tributary Street, Baltimore, MD 21224. Our telephone number is (410) 631-6300, and our website address is http://www.guilfordpharm.com. We make our electronic filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file or furnish them with the SEC.

      Financial information prepared in accordance with accounting principles generally accepted in the United States of America, including information about revenues from customers, measures of profit and loss and total assets, can be found in our consolidated statements included elsewhere in this report.

Marketed Products

      We currently have two marketed products: GLIADEL® Wafer and AGGRASTAT® Injection. GLIADEL® Wafer provides targeted, site specific chemotherapy for the treatment of malignant glioma at the time of initial surgery, and for recurrent glioblastoma multiforme. AGGRASTAT® Injection is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome.

      The following table summarizes our marketed products:

Marketed Product(1)	Indication/Condition	Status

GLIADEL® Wafer	Recurrent glioblastoma multiforme	Currently approved for sale in the United States and in 25 other countries throughout the world.
	Newly diagnosed malignant glioma as an adjunct to surgery and radiation (also referred to as “first-line therapy”)	Currently approved for sale in the United States and Canada.(2)
AGGRASTAT® Injection	Acute coronary syndrome	Marketed by Guilford in the United States and by Merck & Co., Inc. in the rest of the world.

(1)	“Marketed” means that a product is being sold and marketed under applicable regulatory approval.

(2)	In November 2002, we withdrew an application submitted to the European Agency for the Evaluation of Medicinal Products, or the EMEA, to approve GLIADEL® Wafer for “first-line” therapy in Europe because we were waiting for the FDA to respond to a similar application filed in the United States. In February 2003, the FDA responded favorably to our application and, therefore, we resubmitted this application to the EMEA during September 2003, and we expect to be notified of the EMEA’s decision regarding expanding the label for GLIADEL® Wafer during 2004.

Product Candidates

      Our product pipeline consists of product candidates in various stages of clinical and preclinical development. AQUAVAN® Injection, a prodrug of propofol, is in Phase II clinical trials for procedural sedation during brief diagnostic or therapeutic procedures. GPI 1485, our lead neuroimmunophilin ligand compound, is in Phase II clinical trials for the treatment of Parkinson’s disease and peripheral nerve injury. DOPASCAN® Injection is in Phase III clinical trials as an imaging agent to diagnose and monitor the progression of Parkinson’s disease. Our preclinical research programs include the development of NAALADase inhibitor compounds, through our corporate partner, Pfizer, Inc., for neuropathic pain, and on our own for prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

      The following table summarizes our clinical development programs for our products and product candidates:

Clinical Development
Programs(1)	Indication/Condition	Status

AQUAVAN® Injection	Procedural sedation for patients undergoing colonoscopy or other brief diagnostic or therapeutic procedures	Phase II
GPI 1485 (our lead neuroimmunophilin ligand)	Parkinson’s disease; peripheral nerve injury	Phase II
DOPASCAN® Injection	Imaging agent to diagnose and monitor Parkinson’s disease.	Phase III(2)
AGGRASTAT® Injection	Percutaneous Coronary Intervention	Phase III(3)

(1)	“Clinical Development” means that the product is being used in clinical trials.

(2)	MAP Medical Technologies Oy, or MAP, our corporate partner in Europe for this technology, has informed us that it submitted an application to receive regulatory approval in Finland for DOPASCAN® Injection in April 2002. It expects the Finnish regulatory authorities to respond to this application during 2004. Daiichi Radioisotope Laboratories, Ltd., or DRL, our corporate partner in Japan for this technology, has informed us that it applied for marketing approval in Japan with the Japanese Health Authority in 2003, and it expects this agency to respond to its application during 2004.

(3)	Currently, AGGRASTAT® Injection does not have a label indication for immediate use in a cardiac catheterization laboratory in percutaneous coronary intervention, or PCI, settings. In order to expand AGGRASTAT® Injection’s label to include PCI, we expect to initiate a Phase III clinical trial of AGGRASTAT® Injection in the PCI setting in 2004.

      The following table summarizes our key research programs:

Pre-Clinical and Research			Collaborative
Programs(1)	Indication	Status	Partner

NAALADase inhibitors	Neuropathic pain	Research	Pfizer, Inc.
	Prostate cancer	Preclinical	—
	Drug addiction	Preclinical	National Institute of Drug Abuse
PARP inhibitors	Head and spinal cord injury	Preclinical	—
	Cancer chemosensitization and radiosensitization	Research	—
GPI 1485	HIV-related dementia and neuropathy	Preclinical	—
Cyclophilin ligands	Ischemia, HIV and age-related macular degeneration and multiple sclerosis	Research	—

(1)	“Pre-clinical” means testing in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development. “Research” means initial research related to specific molecular targets, synthesis of new chemical entities and assay development for the identification of lead compounds.

Marketed Products

GLIADEL® Wafer

     General

      GLIADEL® Wafer is a proprietary cancer chemotherapy product approved for the treatment of malignant glioma (brain cancer) at the time of initial surgery, as an adjunct to surgery and radiation, and for the treatment of recurrent glioblastoma multiforme, a rapidly fatal form of malignant brain cancer. It is a biodegradable polymer containing BCNU (carmustine), a cancer chemotherapeutic drug, and is designed to provide targeted, site specific chemotherapy. We estimate that there are 11,000 cases of malignant glioma in the United States each year. After a surgeon resects a brain tumor, up to eight wafers are implanted in the cavity that remains. Once implanted, the wafers gradually dissolve, delivering high concentrations of BCNU directly to the tumor site for an extended period of time. By inserting the wafer directly at the site of the tumor, the physician can minimize exposure to BCNU throughout the body and reduce or alleviate many of the side effects associated with intravenous chemotherapy.

      In 1996, the U.S. Food and Drug Administration (FDA) approved GLIADEL® Wafer for use as an adjunct to surgery to prolong survival in patients with recurrent glioblastoma multiforme, or GBM. Also in 1996, we entered into agreements with Aventis (then Rhône-Poulenc Rorer) granting it marketing rights to GLIADEL® Wafer in the U.S. and clinical development and marketing rights in the rest of the world (excluding Scandinavia, where the product is distributed and marketed by Orion Pharma under an agreement with us entered into in 1995, and later, Japan). Between 1996 and October 2000, Aventis obtained regulatory approval for GLIADEL® Wafer for this indication in over 21 countries, including France, Germany, the United Kingdom, Spain, Canada, South Korea and Israel.

      In October 2000, we reacquired Aventis’ marketing rights to GLIADEL® Wafer for 300,000 shares of our common stock then valued at approximately $8 million. Aventis continued to market GLIADEL® Wafer for a transition period ending December 31, 2000, after which we have been solely responsible for the marketing, sale and distribution of GLIADEL® Wafer except in Scandinavia, where the product continues to be sold by Orion Pharma.

      In April 2001, we submitted a supplemental New Drug Application (sNDA) for GLIADEL® Wafer, seeking to expand the label for the product to include use in initial surgery for malignant glioma. In March 2002, the FDA sent us a not approvable letter indicating concerns regarding the survival benefit associated with GLIADEL® Wafer treatment during initial surgery. In response to the FDA’s letter, we agreed with the FDA on the protocol and methods for collecting and analyzing long-term follow up data for the purpose of reapplying for a first surgery approval. On September 19, 2002, we presented the results of this analysis to the FDA. On February 25, 2003, the FDA approved our amended sNDA.

      We pay a royalty to Massachusetts Institute of Technology (MIT) on sales of GLIADEL® Wafer pursuant to the license agreement under which we acquired the underlying technology for the product. During 2003, we recognized approximately $0.8 million in royalty expense to MIT.

     Manufacturing and Raw Materials

      We currently manufacture GLIADEL® Wafer using a proprietary process at our 18,000 square foot facility in Baltimore, Maryland, which includes areas designated for packaging, quality assurance, laboratory and warehousing. This facility was initially inspected by the FDA in October 1995, and it was re-inspected by the FDA in February 1999 and in September 2002. Also, in October 1999, we were inspected by the Medicines Control Agency, the United Kingdom’s regulatory authority. The facilities we are currently using for manufacturing enable us to produce up to 8,000 GLIADEL® Wafer treatments (each consisting of eight wafers) annually. We have a second clean room facility, which we expect would allow us to increase our GLIADEL® Wafer manufacturing capacity to 20,000 treatments annually. We are currently manufacturing GLIADEL® Wafer at 15% of capacity per year; and therefore, we believe that our capacity to manufacture GLIADEL® Wafer will satisfy patient demand for the product.

      We believe that the various materials used in GLIADEL® Wafer are readily available and will continue to be available at reasonable prices. We have an adequate supply of BCNU, the active chemotherapeutic ingredient in GLIADEL® Wafer, to meet our expected demand for the product. Nevertheless, failure of any supplier to provide sufficient quantities of raw material for GLIADEL® Wafer in accordance with the FDA’s current Good Manufacturing Practice (cGMP) regulations could cause delays in our ability to sell the product.

     AGGRASTAT® Injection

     General

      AGGRASTAT® Injection is a glycoprotein GP IIb/ IIIa receptor antagonist, indicated for the treatment of acute coronary syndrome (ACS) including patients who are to be medically managed and those undergoing percutaneuous transluminal coronary angioplasty (PTCA) or atherectomy. ACS includes unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction (NSTEMI). GP IIb/ IIIa receptor antagonists, including AGGRASTAT® Injection, block the ability of platelets to aggregate, thereby inhibiting the formation of blood clots and reducing the potential for cardiac ischemia.

      AGGRASTAT® Injection was developed by Merck & Co., Inc. (Merck) and was approved by the FDA in May 1998. We acquired the rights to AGGRASTAT® Injection in the United States and its territories from Merck in October 2003, for $84 million plus certain royalty payments to Merck, based on our net sales of the product. We financed $42 million of the purchase price through a revenue interest agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund, II, L.P. (collectively, PRF). Under this agreement, PRF provided us with $42 million and we will provide PRF with a percentage of our revenues of GLIADEL® Wafer, AGGRASTAT® Injection, and in certain circumstances, other products, until 2012. This revenue interest agreement is described in more detail in Item 7 of this annual report entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Manufacturing and Raw Materials

      We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient (API) of AGGRASTAT® Injection. AGGRASTAT® Injection finished product is sold in 100 ml and 250 ml pre-mixed bags and 50 ml vials. Merck has agreed to supply us with the finished product of AGGRASTAT® Injection, through its contract manufacturers, Baxter (for bags) until August 2007 and Ben Venue (for vials) and through the end of 2004, or earlier, if we negotiate direct contractual relationships with those manufacturers.

Commercial Operations

      Our commercial operations are comprised of 63 full time sales and marketing specialists, encompassing medical affairs, sales operations, sales training and marketing personnel. This function includes a 49 member United States field sales force, 3 marketing specialists, 5 medical affairs specialists, and 6 people dedicated to additional sales and marketing related functions. They are responsible for the direct sales and marketing of GLIADEL® Wafer and AGGRASTAT® Injection throughout the United States and the sales and marketing of GLIADEL® Wafer outside the United States, through a network of specialty pharmaceutical distributors. We established our commercial operations capabilities in connection with our reacquisition of commercial rights to GLIADEL® Wafer, during the fourth quarter of 2000 and the first quarter of 2001. In order to assist in the distribution of GLIADEL® Wafer in the United States, we engaged Cord Logistics Inc., in November 2000, to handle fulfillment of customer orders.

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

      Through our acquisition of AGGRASTAT® Injection, we have leveraged our commercial operations capabilities across two marketed products. We also expect our experience in commercial operations to benefit us when product candidates in our pipeline, such as AQUAVAN® Injection, are able to be marketed following FDA approval.

      In 2003, 2002 and 2001, sales of GLIADEL® Wafer generated revenues of $19.2 million, $14.5 million, and $20.4 million, respectively, which represented 70%, 99%, and 99% of our total revenues, respectively. Approximately 69% of our sales of GLIADEL® Wafer in 2002 and approximately 76% in 2003 were made to Specialty Pharmaceuticals Distribution (SPD), a division of Cardinal Health, Inc. (formerly known as National Specialty Services, Inc.) under a distribution agreement with SPD. Because we acquired AGGRASTAT® Injection in October 2003, we only generated revenues from this product for November and December 2003. For those two months, AGGRASTAT® Injection generated revenues of $2.5 million, representing 9% of our total revenues for 2003.

Clinical Development Programs

     AQUAVAN® Injection

      AQUAVAN® Injection is a novel sedative/hypnotic. We are currently studying AQUAVAN® Injection for procedural sedation during brief diagnostic and therapeutic medical procedures. Procedural sedation is “mild to moderate” sedation in which patients are lethargic, but responsive to stimulation and are able to maintain their own airways. Procedural sedation is generally used in non-invasive procedures lasting under two hours, for example, various endoscopy procedures, cardiac procedures, biopsies, insertions or removals of lines, tubes or catheters and other minor surgical procedures.

      Our clinical trials with AQUAVAN® Injection have studied its use in connection with elective colonoscopy. In November 2003, we announced that we had completed a preliminary analysis from a Phase II, open label, multi-center adaptive dose ranging study of AQUAVAN® Injection, used in combination with fentanyl citrate, to provide mild sedation in healthy patients aged 18-60 undergoing elective colonoscopy. The analysis we submitted to the FDA suggests that AQUAVAN® Injection provides rapid onset and rapid recovery from sedation/anesthesia in a convenient dosing regimen and without serious adverse effects. We also conducted a confirmatory Phase II study of AQUAVAN® Injection to evaluate the fixed dose identified in our dose ranging study. Pending agreement with the FDA, we expect to begin a Phase III clinical trial program studying AQUAVAN® Injection for procedural sedation during 2004, in as many as four separate indications.

      We licensed the rights to AQUAVAN® Injection from ProQuest Pharmaceuticals Inc. (ProQuest) during the first quarter of 2000. AQUAVAN® Injection is a prodrug of a widely-used anesthetic, propofol. A prodrug is a compound that is converted in the body into an active drug. AQUAVAN® Injection, is water-soluble and converts to propofol in the body upon intravenous administration. As a result of the body’s conversion of AQUAVAN® Injection into propofol, low, therapeutically effective levels of propofol are released while avoiding the high levels of propofol seen after injection with the FDA approved propofol lipid emulsion. In addition, the administration of propofol lipid emulsion can cause other complications.

      Since we licensed AQUAVAN® Injection from ProQuest, we have also conducted four Phase I clinical studies in Europe in healthy volunteers, one Phase I clinical study in the United States and a Phase II clinical trial of AQUAVAN® Injection in patients undergoing coronary artery surgery. This second Phase II study, took place in Europe and was the first use of AQUAVAN® Injection in surgical patients. The purpose of the study was to evaluate the safety, tolerability and efficacy of AQUAVAN® Injection, compared to DIPRIVAN® Injectable Emulsion (i.e., the branded formulation of propofol), for use in pre-operative sedation, anesthesia induction and maintenance, and post-operative ICU sedation in patients undergoing coronary artery bypass surgery. We announced the results of this clinical trial in November 2003. These results suggest that AQUAVAN® Injection could be used to provide total intravenous anesthesia for complex medical and surgical procedures in high risk patients. There were no drug-related serious adverse events in either the AQUAVAN® Injection or DIPRIVAN® Injectable Emulsion treatment groups.

      We have exclusive rights in the U.S. to a composition of matter patent covering AQUAVAN® Injection.

     GPI 1485/ Neuroimmunophilin Ligand Program

      GPI 1485 is our investigational new drug that belongs to a class of small molecule compounds called neuroimmunophilin ligands. It is orally administered and, in preclinical experiments, has been shown to repair and regenerate damaged nerves without affecting normal healthy nerves. GPI 1485 and other neuroimmunophilin ligands may have application in the treatment of a broad range of diseases and conditions, including Parkinson’s disease, spinal cord injury, brain trauma, and peripheral nerve injuries. We are currently studying GPI 1485 for use in connection with the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction, a condition caused by peripheral nerve injury at the time of surgery.

      Parkinson’s disease is a chronic, progressive degenerative disorder that affects over one million people in the United States. While the exact cause of the disease is not known, physicians have observed that patients with the disease experience a progressive deterioration of dopamine nerve cells located in a specific region of the brain. The loss of these nerve cells is believed to contribute to the symptoms of Parkinson’s disease, which include the loss of muscle tone and coordination, tremors, and non-motor symptoms, such as changes in appetite, cognition, sleep and mood. In October 2003, we announced that we completed enrollment in a Phase II clinical trial studying GPI 1485, compared to placebo, in slowing the rate of decline of dopamine transporters. This trial is a multi-center, randomized, double-blind, placebo-controlled evaluation of the safety, pharmacokinetics and efficacy of GPI 1485 in 212 patients with mild to moderate Parkinson’s disease. Clinical endpoints in the trial include changes in the daily amount of anti-Parkinsonian medication administered, clinical symptoms (using the Unified Parkinson’s disease Rating Scale), cognitive function, sleep, mood and quality of life. We have designed this trial to follow-up on the findings from a previous Phase II study of GPI 1485 completed in 2001. We expect the current ongoing study to be completed in 2005.

      In November 2003, we announced that we had initiated a Phase II clinical trial with GPI 1485 for the treatment of post-prostatectomy erectile dysfunction (PPED). In PPED, sexual dysfunction occurs as a result of compression or stretch injury to nerve fibers that surround the prostate and which are responsible for trapping blood flow to sustain a penile erection. Unfortunately, a high proportion of men undergoing radical prostate surgery may experience side effects from their surgery including urinary incontinence and sexual dysfunction, which is frequently unresponsive to currently available drug therapies, including VIAGRA®. GPI 1485 represents a novel approach to the treatment of PPED by potentially promoting the protection and regeneration of peripheral nerves that may sustain injury during radical prostate surgery.

     History of Neuroimmunophilin Ligand Program

      Our neuroimmunophilin ligand program, originated from observations first made in the laboratory of Dr. Solomon Snyder, Director of the Department of Neuroscience at Johns Hopkins and one of our directors and founders, that certain proteins that exist within a cell, known as “immunophilins,” are enriched 10-40 fold in certain areas of the central nervous system. The Johns Hopkins scientists went on to discover that commonly used immunosuppressive drugs can promote nerve growth. We have exclusively licensed rights to patent applications relating to this research from Johns Hopkins. Our scientists, together with their academic collaborators, further demonstrated that the pathway leading to nerve regeneration could be separated from the immunosuppressant pathway. As a result of this basic research, Guilford scientists discovered GPI 1485 and many other proprietary neuroimmunophilin ligands, which are neurotrophic, i.e., regenerate nerves, in animal models of various disease states without being immunosuppressive, are orally-bioavailable and are able to cross the blood-brain barrier.

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

      In September 2001, Amgen terminated the collaboration and, thereafter, returned all rights to the neuroimmunophilin technology to us, including certain clinical trial supplies for which we paid $0.2 million. After we regained the rights to this technology, we continued to analyze the results of Amgen’s Phase II trial and determined that the trial suggested that oral administration of GPI 1485 may retard the loss of dopamine transporters.

      We have more than 60 U.S. patents protecting our Neuroimmunophilin ligand technology.

     DOPASCAN® Injection

      DOPASCAN® Injection is our product candidate for the diagnosis and monitoring of Parkinson’s disease to which we obtained exclusive patent rights from the Research Triangle Institute (RTI) in Research Triangle Park, North Carolina, where it was invented. DOPASCAN® Injection is administered intravenously in trace quantities and allows physicians to obtain images and measure the density of dopamine neurons in the brain. Dopamine neurons are highly concentrated in a specialized area of the brain. These neurons degenerate significantly in patients with Parkinson’s disease. Parkinson’s disease affects more than one million patients in the United States.

      We have entered into an agreement with Daiichi Radioisotope Laboratories, Ltd., or DRL, a leading Japanese radiopharmaceutical company, to develop and commercialize DOPASCAN® Injection in Japan, Korea and Taiwan. DRL has informed us that it completed a Phase III clinical trial with the product in July 2002, filed an application for regulatory approval in June 2003, with the Japanese Health Authority, and expects to be informed about the status of that application during 2004. In January 2002, we sublicensed European rights for the development and commercialization of DOPASCAN® Injection to MAP, a division of Schering AG located in Finland. MAP has informed us that it submitted an application to receive regulatory approval in Finland for DOPASCAN® Injection in April 2002. It expects the Finnish regulatory authorities to respond to this application during 2004.

      In May 2002, we sublicensed DOPASCAN® Injection for research purposes to Molecular Neuroimaging LLC, or MNI, a privately held company based in New Haven, Connecticut that specializes in the use of brain imaging technologies for, among other purposes, the analysis of clinical trials of pharmaceutical product candidates targeting neurodegenerative diseases. During the term of our agreement, MNI has also agreed to provide us with favorable pricing for its services (including the administration of DOPASCAN® Injection) for any clinical trials for our product candidates. Presently, we have engaged MNI to provide its services for our clinical trial of GPI 1485 for Parkinson’s disease.

      We currently do not have a clinical development program for DOPASCAN® Injection in the United States; and therefore, do not expect to be applying to the FDA to market and sell DOPASCAN® Injection.

     AGGRASTAT® Injection

      In October 2003, we acquired rights to AGGRASTAT® Injection in the U.S. and its territories from Merck. Between 1999 and 2001 Merck conducted a Phase III clinical trial in order to obtain a label for immediate percutaneous coronary intervention in a cardiac catheterization laboratory, or PCI. In that trial, called TARGET, Merck attempted to show AGGRASTAT® Injection was not inferior to ReoPro (abciximab), the drug believed to be most effective in the PCI setting, but failed to do so. Based on several other trials that have been conducted since TARGET, it is now believed that the dose of AGGRASTAT® Injection used in TARGET was not sufficient. Based on these data, we plan to conduct a clinical study with AGGRASTAT® Injection using an appropriately higher dose, for the purpose of expanding the label to include use in the PCI setting. We expect to begin this trial by the third quarter of 2004.

Pre-Clinical and Research Programs

     NAALADase Inhibitor Compounds

      NAALADase, or N-Acetylated-Alpha-Linked-Acid-Dipeptidase, is a membrane-bound enzyme found in the central and peripheral nervous system. NAALADase is believed to play a role in modulating the release of glutamate in the nervous system. Glutamate is one of the brain’s most common chemical messengers. Under normal conditions, glutamate is released into a microscopic space, called the synapse, that exists between neurons in the brain. There, it stimulates post-synaptic glutamate receptors, an action that is critical to such functions as learning, memory and motor control. However, during conditions of acute injury or chronic disease, there may be a large increase in glutamate release that incites a cascade of biochemical events, ultimately leading to cell injury or death. Our NAALADase inhibitor program is aimed at developing a commercial drug to block excessive glutamate release.

      In several animal models of diabetic neuropathy and neuropathic pain, our NAALADase inhibitors appear to normalize pain sensitivity, increase nerve conduction velocity and prevent nerve degeneration. Initially, we selected GPI 5693 as a lead NAALADase inhibitor compound and commenced Phase I clinical studies with this compound in early 2001 for the treatment of neuropathic pain and the underlying disease process associated with diabetic peripheral neuropathy. This Phase I Study, conducted in Europe, evaluated the safety, tolerability and pharmacokinetics of the compound in healthy subjects and suggested that it may be well tolerated at dose levels up to 750mg per day. During 2001 and 2002, our scientists identified second-generation NAALADase inhibitor compounds, which appear to be up to 100 times more potent than GPI 5693 in pre-clinical studies. The increased potency of these second-generation compounds may permit a lower dose of these compounds to provide the same or greater therapeutic effect than higher dosages of less potent compounds, thereby reducing the potential for side effects.

      In May 2003, we entered into an agreement granting Pfizer the exclusive right to develop NAALADase inhibitors worldwide, for which Pfizer paid us $5 million upon the execution of the agreement, and was to pay us $10 million on or before March 31, 2004. If Pfizer does not pay the additional $10 million by that date, we may elect to have all rights to the NAALADase inhibitor technology revert to us. Under the terms of the agreement, Pfizer is to conduct and pay for all costs associated with research, development, manufacturing and commercialization of any products that may emerge from the agreement. As part of the agreement, we would be eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. The schedule of milestone payments under the agreement outlines a total of $42 million to be paid for each compound developed through commercialization, as well as one additional set of milestone payments totaling $20 million for an additional indication for the same compound, if Pfizer continues the development and commercialization of any compounds under the agreement. We are currently discussing with Pfizer the status of the collaboration, including whether they will make the $10 million payment under our agreement, or whether there are other mutually agreeable terms and conditions under which we would agree to continue the collaboration.

      Under the terms of the agreement, we retained the right to continue the development of NAALADase inhibitors for prostate cancer, head and spinal cord injury and drug addiction. We are currently pursuing the development of GPI 5693 for prostate cancer and drug addiction.

      We have 38 U.S. patents and corresponding foreign counterparts protecting our NAALADase technology.

     PARP Inhibitor Compounds

      Poly(ADP-ribose) polymerase, or PARP, is an abundant nuclear enzyme found in most eukaryotic tissues. Upon activation by DNA damage, PARP synthesizes poly(ADP-ribose) from nicotinamide adenine dinucleotide (NAD). As a component of the DNA base excision repair system, PARP plays a major role in facilitating DNA repair and maintaining genomic integrity. In cancer treatment, high PARP activity is believed to enable tumor cells to counteract the chemotherapy and radiation therapy by repairing DNA damage. In animal testing, PARP inhibition enhances the activity of radiotherapy, as well as a wide spectrum of chemotherapeutic agents. In ischemia, over-activation of PARP mediates necrosis by depleting NAD and ATP. In animal testing, PARP inhibition provides neuroprotection in stroke and myocardial ischemia models.

      Our scientists have synthesized several families of potent orally bioavailable small molecule PARP inhibitors that are efficacious in rodent models of cancer and ischemia. Our lead compound, GPI 15427, is highly brain penetrable and has shown robust chemo- and radio-sensitization in several brain cancer and ischemia models. We are currently conducting preclinical toxicology and pharmacokinetic characterization of GPI 15427 for clinical development.

     Neuroimmunophilin ligands and other neurotrophic and cytoprotective small molecules

      In September 2003, the NIH awarded a $5.5 million four-year program project grant to the Johns Hopkins University and us to study the effects of GPI 1485 in HIV neuropathy and dementia. These studies include cell culture neurotoxicity assays, animal experiments, and culminate in a human clinical study, which we expect will begin in 2005. Additional GPI 1485 preclinical studies including protection from sensorineural hearing loss, stimulation of hair growth, and neuroprotective and neuroregenerative mechanistic studies are ongoing.

      Our scientists have also developed potent, novel, orally-active small molecule ligands of cyclophilin that may be neuroprotective and neuroregenerative. These compounds have shown neuroprotection and neurite outgrowth in animal models of neurodegeneration. These activities may be mediated by the actions of cyclophilin ligands on maintaining mitochondrial viability and function. Cyclophilin ligands might be useful in the treatment of cerebral and heart ischemia, age-related macular degeneration, HIV and multiple sclerosis.

     Exploratory Research

      We have several promising early stage programs in the neuroprotection and cancer therapeutic areas. Our scientists are pursuing two strategies for inhibition of neuronal death in neurodegenerative diseases. One strategy targets enzymes, such as serine racemase, involved in regulating the activity of the neurotransmitter glutamic acid. Glutamate is a major neurotransmitter in the nervous system, but is neurotoxic in excessive amounts, and elevated levels of glutamate have been implicated in a variety of nervous system disease states. In a second approach, our scientists are developing compounds that inhibit cell death caused by signals from the mitochondria in cells. Mitochondria are the “batteries” that produce energy in the form of ATP in cells, and are important mediators of neuronal death in neurodegenerative diseases. Our scientists have discovered novel series of potent compounds that inhibit mitochondrial death signaling, and are pursuing the development of drug-like small molecules based on these discoveries. In the cancer area, we have discovered novel compounds that modulate the activity of the protein p53, a major protector of cells against cancer. By increasing p53 activity, these compounds inhibit cancer cell growth in a variety of cancer cell lines. Our scientists are also engaged in structure-based drug design targeting a class of proteins called molecular chaperones whose activity is increased in cancer cells.

Reorganization

      On July 30, 2002, we announced a reorganization of our research and development programs, which included a workforce reduction of 58 employees, most of whom worked in the areas of research and development. In connection with this reorganization, we suspended further development of our polyphosphoester biopolymer drug delivery program, or PPE Program. The PPE Program included our PACLIMER® Microspheres and LIDOCAINE-PE Microspheres (formerly known as LIDOMER Microspheres) development programs. PACLIMER® Microspheres is a product candidate for investigating controlled, site-specific administration and release of paclitaxel (brand name TAXOL®) for ovarian cancer and non-small cell lung cancer. LIDOCAINE-PE Microspheres is a product candidate for controlled, site-specific administration and release of LIDOCAINE, a commonly used analgesic, for post-operative pain.

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

      The median FDA approval time for an NDA is currently about 15 months for new drugs, although clinical development, reviews, or approvals of treatments for cancer and other serious or life-threatening diseases may be accelerated, expedited or fast-tracked. In addition, approval times can vary widely among the various reviewing branches of the FDA. The approval process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating safety and efficacy with sufficient levels of statistical assurance. In certain limited cases the FDA may consider one clinical study sufficient. The FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. For example, the FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests) or require other conditions for approval. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval.

      The full NDA process for newly marketed non-biological drugs, such as GPI 1485, NAALADase Inhibitors and AQUAVAN® Injection those being developed by us, including neuroimmunophilin ligand products and inhibitors of NAALADase, can take a number of years and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all, or that we will have sufficient resources to carry such potential products through the regulatory approval process.

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

Intellectual Property Rights

      As of December 31, 2003, we owned or had licensed rights to more than 160 U.S. patents and more than 150 foreign patents. In addition, we owned or had licensed more than 600 pending applications worldwide. We also own registered trademarks to AGGRASTAT®, AQUAVAN®, DOPASCAN®, GLIADEL® and PACLIMER®. The following charts identify the number of patents and patent applications that protect or relate to our marketed products, product candidates and key research programs, and whether those patents or patent applications are issued (or filed) in the United States or internationally.

                    United States Patent Portfolio

		# of pending patent
Technology	# of Patents	applications

GLIADEL® Wafer	3	—
AGGRASTAT® Injection	10	1
AQUAVAN® Injection	1	2
GPI 1485	4	9
DOPASCAN® Injection	10	5
NAALADase Inhibitors	38	10
PARP Inhibitors	18	11
Cyclophilins	4	7

                    International Patent Portfolio

		# of pending patent
Technology	# of Patents	applications

GLIADEL® Wafer	36	—
AGGRASTAT® Injection	—	—
AQUAVAN® Injection	2	22
GPI 1485	5	42
DOPASCAN® Injection	36	11
NAALADase Inhibitors	19	89
PARP Inhibitors	4	24
Cyclophilins	3	34

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

      In June 1996, we entered into a license agreement with MIT and Johns Hopkins regarding a patent application covering biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents (including paclitaxel (TAXOL®) and camptothecin). Under this agreement, we are obligated to make certain annual and milestone payments to MIT and to pay royalties based on any sales of products incorporating the technology licensed to us. Furthermore, under the terms of the agreement, we have committed to spend minimum amounts to develop the technology and to meet certain development milestones, including filing a New Drug Application for this technology by June 25, 2006. Our failure to perform these obligations could result in losing our rights to such technology. In addition, the underlying patents are subject to “march-in rights” of the U.S. government described below.

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

      We have entered into exclusive license agreements with Johns Hopkins, to patents covering the neurotrophic use of neuroimmunophilin ligands. We have also entered into exclusive license agreements with Johns Hopkins regarding the rights to the inhibition of PARP and other technologies for neuroprotective uses. These agreements require us to pay, among other things, certain processing, maintenance, and/ or up-front fees, milestone payments and royalties, a portion of proceeds from sublicenses, and fees and costs related to patent prosecution and maintenance and to spend minimum amounts for, and meet deadlines regarding, development of the technologies. In the event of termination of these licenses, we would lose our rights to use the licensed technology.

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

      In March 2000, we entered into a license agreement with ProQuest Pharmaceuticals Inc., or ProQuest, which granted us exclusive worldwide development and commercialization rights to AQUAVAN® Injection. Under the terms of the license agreement, we made an upfront payment to ProQuest in exchange for an equity position in the company and we are required to make additional payments to ProQuest based on the achievement of certain development milestones. We are also required to pay ProQuest royalties on AQUAVAN® Injection sales.

     United States Government Rights

      Aspects of the technology licensed by us under agreements with third party licensors may be subject to certain government rights (sometimes referred to as “march-in rights”). Government rights in inventions conceived or reduced to practice under a government-funded program (“subject inventions”) may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant licenses which shall be exclusive under any of such inventions to a third party if they determine that: (i) adequate steps have not been taken to commercialize such inventions; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to a subject invention if there is a failure to disclose the invention and elect title within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. Some of our principal technology license agreements contain provisions recognizing these government rights.

Competition

      We compete with other pharmaceutical companies to provide pharmaceutical products to the hospital and neurology markets. We are involved in technological fields in which developments are expected to continue at a rapid pace. Our success depends upon our ability to compete effectively in the research, development and commercialization of products and technologies in our areas of focus. Competition from pharmaceutical, chemical and biotechnology companies, universities and research institutes is intense and expected to increase. Many of these competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do and represent significant competition for us. Acquisitions of competing companies by large pharmaceutical or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products which are superior to those that we have under development.

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

      There are two other GP IIb/IIIa inhibitors that compete with AGGRASTAT® Injection: INTEGRELIN® Injection; and ReoPro®. ReoPro®, which is marketed by Eli Lilly, was the first to come to market and is used predominantly at the time of percuteaneous coronary intervention (PCI). Currently, ReoPro has about a 30% dollar share of the IIb/IIIa market. INTEGRELIN® Injection, which is marketed through a co-promotion between Millennium and Schering, has a broader indication than ReoPro® allowing the product to be used both at the time of PCI, as well as prior to PCI. INTEGRELIN® Injection is currently the market leader in the IIb/IIIa market with approximately 60% of the dollar share. In some medical institutions, Angiomax® is being used as a replacement for IIb/IIIa inhibitors in PCI but that use is generally limited to low-risk and elective PCI patients.

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

      The anesthesia/ sedation field is concentrated in the United States mainly among four major companies (Baxter International Inc., Abbott Laboratories, AstraZeneca PLC, and Jones Pharma Inc.), with several other companies doing research in the field. There are numerous products currently on the market that are accepted as relatively safe and effective anesthetic agents and sedation agents. In addition, we are aware of several companies that are seeking to develop water soluble formulations of propofol. We cannot be sure that we can successfully develop AQUAVAN® Injection into a safe and effective drug or that it will be cleared for marketing. Even if we are able to market AQUAVAN® Injection, the commercial prospects for it will depend heavily on its safety and efficacy profile relative to alternatives then available in the market.

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

Research and Development Expenses

      Our research and development expenses were $33.6 million, $46.1 million, and $54.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses were divided between our research and development platforms in the following manner:

	Years ended December 31

	2003	2002	2001

	($ in millions)
Pharmaceutical technologies	$21.8	$20.8	$24.5
Biopolymer technologies	1.4	5.0	8.6
Indirect expenses	10.4	20.3	21.2

	$33.6	$46.1	$54.3

     Pharmaceutical Technologies

      Our pharmaceutical technologies research and development costs increased in 2003 compared to 2002 due to increased expenditures of $3.8 million in connection with further clinical development of GPI 1485, our lead neuroimmunophilin ligand compound. This increased spending was partially offset by reduced expenditures of $2.2 million in our AQUAVAN® project as we incurred preparation and initiation costs in 2002 which related to the Phase II colonoscopy clinical trial in progress during fiscal year 2003. Additionally, in 2002, we made a $0.8 million milestone payment to ProQuest, the licensor of the AQUAVAN® technology.

      Our pharmaceutical technology research and development expenses decreased in 2002, compared to 2001, primarily due to a decrease in expenses in our NAALADase inhibitor program resulting from the completion of our Phase I clinical trials of GPI 5693 (a lead NAALADase inhibitor compound). The decrease in spending on our NAALADase inhibitors was partially offset by an increase in spending on our FKBP neuroimmunophilin ligand technology and our AQUAVAN® Injection program.

     Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in 2003 compared to 2002 due to a decision made as part of the corporate restructuring in the third quarter of 2002 to focus our research and development activities on our pharmaceutical technologies. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies; instead we are pursuing strategic alternatives to further develop these technologies.

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

     Indirect Expenses

      Our indirect research and development expenses decreased in the year ended 2003 compared to 2002 primarily as a result of the full year impact of the restructuring efforts taken in the third quarter of 2002. Of this decrease, $4.3 million related to the reduction in employee costs, $4.1 million in facility and equipment expenses, and the remainder related to certain non-core project and other indirect costs. Our indirect research and development expenses decreased for the year ended 2002 compared to 2001 as a result of the reduced workforce and the associated overhead costs.

Product Liability and Insurance

      Product liability risk is inherent in the testing, manufacture, marketing and sale of GLIADEL® Wafer, AGGRASTAT® Injection and our product candidates, and there can be no assurance that we will be able to avoid significant product liability exposure. We have primary product liability coverage of $5 million and excess coverage of $5 million for a total of $10 million in liability insurance coverage, covering clinical trials and product sales. There can be no assurance that this or any future insurance coverage obtained by us will be adequate or that claims will be covered by our insurance. Our insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to us in the future on acceptable terms, or at all.

Employees

      At December 31, 2003, we employed 266 individuals. Of these 266 employees, 144 were employed in the areas of research and product development, the quality control of AGGRASTAT® Injection and in the manufacturing and quality control of GLIADEL® Wafer. The remaining 122 employees performed selling, general and administrative functions, including sales and marketing, executive, finance and administration, legal and business development. None of our employees are currently represented by a labor union. To date, we have not experienced work stoppages related to labor issues and we believe our relations with our employees are good.

      Hiring and retaining qualified personnel are important factors for our future success. There can be no assurance that we will be able to continue to hire qualified personnel and, if hired, that we will be able to retain these individuals.

Item 1A.     Executive Officers and Other Significant Employees of Registrant

Name	Age	Position

Craig R. Smith, M.D.	58	Chairman of the Board of Directors, President and Chief Executive Officer
Andrew R. Jordan	56	Executive Vice President, Finance and Administration and Chief Financial Officer
John P. Brennan	61	Senior Vice President, Technical Operations
Thomas C. Seoh	46	Senior Vice President, Corporate and Commercial Development
Nancy J. Linck, Ph.D., J.D.	62	Senior Vice President, Chief Legal and Compliance Officer
William C. Vincek, Ph.D.	56	Senior Vice President, Development
Margaret M. Contessa	55	Senior Vice President, Human Resources
Barbara S. Slusher, Ph.D.	39	Senior Vice President, Research, Animal Sciences, & Toxicology
Denise D. Battles	48	Vice President, Corporate Quality
Michael Kelly	39	Vice President, Commercial Operations
Asher M. Rubin	33	Vice President, General Counsel and Secretary
Russell P. Wesdyk	41	Vice President, Business Development

      Craig R. Smith, M.D., Chairman of the Board of Directors, President and Chief Executive Officer, age 58, joined the Company as a Director when the Company was founded in July 1993. Dr. Smith was elected President and Chief Executive Officer in August 1993 and Chairman of the Board in January 1994. Prior to joining the Company, Dr. Smith was Senior Vice President for Business and Market Development at Centocor, Inc., a biotechnology company. Before joining Centocor, Dr. Smith served on the Faculty of the Department of Medicine at Johns Hopkins Medical School. Dr. Smith received his M.D. from the State University of New York at Buffalo in 1972 and received training in Internal Medicine at Johns Hopkins Hospital from 1972 to 1975.

      Andrew R. Jordan, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer, age 56, joined the Company as Vice President, Secretary, Treasurer and Chief Financial Officer in September 1993. In January 1997, he became Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer and in February 2003, he was promoted to Executive Vice President. Prior to joining the Company, Mr. Jordan held various positions with KPMG LLP, a public accounting firm, including partner since 1983.

      John P. Brennan, Senior Vice President, Technical Operations, age 61, joined the Company as Vice President, Operations in January 1994 and became Senior Vice President, Technical Operations in January 1997.

      Thomas C. Seoh, Senior Vice President, Corporate and Commercial Development, age 46, joined the Company in April 1995, as Vice President, General Counsel and Secretary. In August 1999, he was promoted to Senior Vice President. In February 2001, he became Senior Vice President, Corporate Development, General Counsel and Secretary and in February 2002 he became Senior Vice President, Corporate and Commercial Development and Strategic Planning.

      Nancy J. Linck, Ph.D., J.D., Senior Vice President, Chief Legal and Compliance Officer, age 62, joined the Company as Vice President, Intellectual Property in November 1998. In February 2001, Dr. Linck was promoted to Senior Vice President, Intellectual Property and Deputy General Counsel. Dr. Linck became Senior Vice President, General Counsel and Secretary in February 2002. In February 2004, Dr. Linck became Senior Vice President, Chief Legal and Compliance Officer. From 1994 to 1998, Dr. Linck was Solicitor for the U.S. Patent and Trademark Office, where she acted as general counsel for the Commissioner of Patents and Trademarks. Since 1995, Dr. Linck has served as an Adjunct Professor of Law, first at George Washington University School of Law and presently at Georgetown University Law Center.

      William C. Vincek, Ph.D., Senior Vice President, Development, age 56, joined the Company as Vice President, Corporate Quality in August 1997. In August 1999, he became Vice President, Pharmaceutical & Chemical Development. In February 2002, Dr. Vincek was promoted to Senior Vice President, Pharmaceutical and Chemical Development.

      Margaret M. Contessa, Senior Vice President, Human Resources, age 55, joined Guilford as Vice President, Human Resources in November 2000. In February 2002, Ms. Contessa was promoted to Senior Vice President, Human Resources. Prior to joining Guilford, from March 1998 to January 1999, Ms. Contessa was Vice President, Human Resources of Witco Corporation, a manufacturer of specialty chemicals located in Greenwich, Connecticut.

      Barbara S. Slusher, Ph.D., Senior Vice President, Research, Animals, & Toxicology, age 39, joined Guilford in January 1995 as Principal Scientist and Group Leader in Research and Development. Dr. Slusher was promoted to Senior Vice President, Research, Animals & Toxicology in August 2002 after being named Vice President, Biology in February 2000.

      Denise D. Battles, Vice President, Corporate Quality, age 48, joined Guilford in August 1994 as Director of Quality Assurance and became Senior Director of Product Compliance in August 1997. Ms. Battles was promoted to Vice President of Corporate Quality in August 1999.

      Michael Kelly, Vice President, Commercial Operations, age 39, joined the Company in December 2002. Prior to joining the Company he held various positions with Viropharma Incorporated, most recently as Vice President of Sales from January 2001 through December 2002, and before that as Vice President of Marketing from January 2000 through December 2000. In 1997, Mr. Kelly joined Viropharma as Executive Director of Marketing.

      Asher M. Rubin, Vice President, General Counsel and Secretary, age 33, joined the Company in October 2000, as Senior Corporate Counsel and Assistant Secretary. He was promoted to Associate General Counsel and Assistant Secretary in August 2001, to Deputy General Counsel and Assistant Secretary in February 2002, and to Vice President, Deputy General Counsel and Secretary in February 2003. In February 2004, Mr. Rubin was promoted to Vice President, General Counsel and Secretary. Prior to joining the Company,

Mr. Rubin was an associate with the law firm of Miles & Stockbridge P.C., in Baltimore, Maryland from February 1997 through October 2000.

      Russell P. Wesdyk, Vice President, Business Development, age 41, Mr. Wesdyk joined the Company in July 2002, as Senior Director, Business Development and was promoted to Vice President, Business Development in February 2004. Prior to joining the Company, Mr. Wesdyk was employed at Bristol-Myers Squibb Co., from 1985 through 2002, where he held a variety of senior management positions, most recently as Director, Corporate Development.

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

      In February 1998, we entered into an operating lease with a trust affiliated with First Union National Bank for the construction and occupancy of a new laboratory and office facility, consisting of approximately 77,000 square feet. We took possession of this facility in June 1999. In May 2003, we acquired this facility and presently are the owner/occupant of the facility. This facility is adjacent to our headquarters in Baltimore, Maryland.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more complete description of the Company’s arrangements with First Union. In addition, see Leases footnote 13 in our Notes To Consolidated Financial Statements.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on The NASDAQ® National Market under the symbol GLFD. As of March 2, 2004, there were approximately 210 holders of record of our common stock and more than 14,500 beneficial holders. We have never declared or paid any cash dividends and do not intend to do so for the foreseeable future. Under our various loan and lease agreements with certain financial institutions, we may not declare, during the term of those agreements, any cash dividends on our common stock without the prior written consent of these financial institutions and, in certain cases, the Maryland Industrial Development Financing Authority.

      The following table sets forth, for the fiscal periods indicated, the range of high and low closing sales prices of our common stock as quoted on The NASDAQ® National Market:

	High	Low

2002
First Quarter	$12.35	$7.12
Second Quarter	7.94	5.17
Third Quarter	6.29	3.50
Fourth Quarter	5.19	3.18

2003
First Quarter	$3.91	$2.76
Second Quarter	6.04	4.02
Third Quarter	7.20	4.49
Fourth Quarter	7.86	5.73

     Recent Sales of Unregistered Securities

      On October 16, November 16, and December 16, 2003, we issued 647 shares, 775 shares and 838 shares of our common stock, respectively, to Burns McClellan Inc. (“Burns McClellan”), in consideration for Burns McClellan providing us with investor relations/public relations services. In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

      As part of the financing of our acquisition of AGGRASTAT® Injection from Merck and Co., Inc., on October 28, 2003, we issued to Paul Royalty Fund, L.P. and certain of its affiliated entities five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share. The securities were issued in a private offering pursuant to Regulation D under the Securities Act of 1933.

      On December 11, 2003, we issued 4,807,326 shares of our common stock to selected institutional and accredited investors for net proceeds of approximately $25.8 million. The purchase price per share was $5.67. We also issued 7-year warrants to the investors to purchase 961,465 shares of common stock at an exercise price of $7.55 per share. The securities were issued in a private offering pursuant to Regulation D under the Securities Act of 1933.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data for each of the years in the five-year period ended December 31, 2003 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors. Our consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, including the footnotes to these financial statements, are included elsewhere in this annual report, beginning on page F-2. The information set forth below should be read in conjunction with our consolidated financial statements and the related footnotes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 25 of this annual report.

	Years Ended December 31

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues	$21,561	$18,056	$20,534	$14,665	$27,605
Costs and expenses:
Cost of sales	2,308	1,358	2,836	2,836	4,110
Research and development	41,922	46,900	54,272	46,103	33,624
Selling, general and administrative	11,281	14,004	29,273	29,005	32,076
Intangible amortization	—	140	840	840	1,912
Merger costs	—	1,403	—	—	—
Acquired in-process research and development(1)	—	—	—	—	8,093

Total costs and expenses	55,511	63,805	87,221	78,784	79,815

Operating loss	(33,950)	(45,749)	(66,687)	(64,119)	(52,210)
Other income (expense), net	7,082	7,247	6,370	4,849	(1,737)

Loss before the cumulative effect of an accounting change	(26,868)	(38,502)	(60,317)	(59,270)	(53,947)
Cumulative effect of an accounting change	—	(8,625)	—	—	—

Net loss	$(26,868)	$(47,127)	$(60,317)	$(59,270)	$(53,947)

Basic and diluted loss per common share(2):
Loss before the cumulative effect of an accounting change	$(1.31)	$(1.64)	$(2.14)	$(1.99)	$(1.82)
Cumulative effect of an accounting change	—	(0.36)	—	—	—

Net loss	$(1.31)	$(2.00)	$(2.14)	$(1.99)	$(1.82)

Basic and dilutive equivalent shares outstanding(2)	20,475	23,517	28,249	29,805	29,689

BALANCE SHEET DATA:
Cash, cash equivalents and restricted and unrestricted investments(3)	$144,718	$109,450	$154,738	$101,803	$101,943
Total assets(3)	164,242	135,633	181,841	121,086	221,323
Long-term debt, excluding current portion	7,152	5,130	4,137	3,720	88,885
Revenue interest obligation	—	—	—	—	42,155
Total stockholders’ equity	144,980	116,829	157,629	99,258	67,200

Certain prior year amounts have been reclassified to conform with current year presentation.

(1)	As part of the purchase price allocation of AGGRASTAT® Injection, the Company recorded a charge to write-off acquired in-process research and development of approximately $8.1 million. The in-process research and development represents an estimate of the fair value of purchased in-process technology for a project that, as of the acquisition date, had not reached technological feasibility and no alternative future use.

(2)	For information concerning the calculation of loss per share, see Note 3, to the footnotes to our Notes to Consolidated Financial Statements.

(3)	Includes restricted investments of $21.4 million, $18.3 million, $16.5 million, $18.6 million and $21.7 million at December 31, 1999, 2000, 2001, 2002, and 2003, respectively. See Note 9 to the footnotes to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As you read this Management’s Discussion and Analysis, you may find it helpful to refer to our consolidated financial statements beginning on page F-2 of this annual report. These consolidated financial statements present the results of our operations for 2003, 2002 and 2001 as well as our financial position at December 31, 2003 and 2002. We analyze and explain the annual changes in the specific line items set forth in our consolidated statements of operations. This analysis may be important to you in making decisions about your investment in Guilford Pharmaceuticals Inc.

Overview

      Guilford is a pharmaceutical company engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets. We market and sell proprietary pharmaceutical products within our targeted markets, conduct clinical research to expand the labeled indications for our marketed products, and develop new product candidates. We also collaborate with other pharmaceutical companies to support the sales and marketing of our products and the clinical development of our products and product candidates.

      We currently have two marketed products: GLIADEL® Wafer; and AGGRASTAT® Injection. GLIADEL® Wafer provides targeted, site specific chemotherapy for the treatment of malignant glioma at the time of initial surgery, in conjunction with radiation and chemotherapy, and for the treatment of recurrent glioblastoma multiforme. AGGRASTAT® Injection is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome, or ACS.

      Our product pipeline consists of product candidates in various stages of clinical and preclinical development. AQUAVAN® Injection, a prodrug of propofol, is in Phase II clinical trials for procedural sedation during brief diagnostic or therapeutic procedures. GPI 1485, our lead neuroimmunophilin ligand compound, is in Phase II clinical trials for the treatment of Parkinson’s disease and peripheral nerve injury. DOPASCAN® Injection, an imaging agent used to diagnose and monitor the progression of Parkinson’s disease, is in registration in Japan and Finland by our corporate collaborators. Our preclinical research programs include the development of NAALADase inhibitor compounds, through our corporate partner, Pfizer, Inc., for neuropathic pain, and on our own for prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

      We have financed our operations since inception in July of 1993, primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® and more recently AGGRASTAT®, funding pursuant to collaborative and partnering agreements and proceeds from loans or other borrowings. Until such time as we become substantially profitable, any or all of these financing vehicles or others may be utilized to assist the Company’s capital requirements.

Acquisition of AGGRASTAT® Injection (“AGGRASTAT®”) from Merck and Co., Inc.

      On October 28, 2003, we acquired the rights to AGGRASTAT® Injection (“AGGRASTAT®”), from Merck and Co., Inc. (“Merck”), in the United States and its territories and possessions (which include Puerto Rico, the U. S. Virgin Islands and Guam), for a purchase price of $84 million, plus a royalty based on the net sales of AGGRASTAT®. In connection with the acquisition of AGGRASTAT®, we entered into an agreement with Merck through 2014, to supply us with our requirements of AGGRASTAT®. AGGRASTAT®, a glycoprotein GP IIb/ IIIa receptor antagonist, is used for the treatment of acute coronary syndrome (ACS) including unstable angina, which is characterized by chest pain at rest, and non-ST elevation myocardial infarction (NSTEMI).

      In order to finance the acquisition, we used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and Paul Royalty Fund II, L.P., or PRF, pursuant to a revenue interest assignment agreement. For more information on the revenue interest obligation, see the “Liquidity and Capital Resources” section.

Results of Operations

Overview of 2003

      In fiscal 2003, our primary goal was to expand our hospital-based commercial portfolio and to increase top line revenues in order to accelerate our transition to profitability. To this end, in 2003 we acquired the rights to AGGRASTAT® from Merck in the United States and its territories and possessions and obtained FDA approval to expand the label of GLIADEL® for use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation.

      With the acquisition of AGGRASTAT® Injection we gained an established hospital product with extensive clinical data and the potential for market and product growth. Our strategy is to use an active and focused marketing effort to increase sales and build market share for AGGRASTAT®. In order to begin putting this strategy into effect, in 2003 we planned the re-launch of the marketing of AGGRASTAT® for the treatment of ACS, which in recent years has declined in hospital usage as a GP IIb/ IIIa receptor antagonist. In addition, in 2003 we began preparations for the initiation of a Phase III clinical program studying AGGRASTAT® for use in percutaneous coronary intervention, or PCI, in order to try and expand the label for the product. Through both the expansion of our marketing efforts for the use of AGGRASTAT® to treat ACS and our efforts to expand AGGRASTAT®’s label for use in PCI, we hope to achieve our goal of significantly expanding top line revenues through a broader hospital-based commercial portfolio.

      Our acquisition of AGGRASTAT® also is intended to enhance promotional activities for our other marketed product, GLIADEL® Wafer, as well as help establish an infrastructure for the future launch of AQUAVAN® Injection, pending successful completion of clinical trials and regulatory review. By increasing our portfolio of marketed products, we hope to leverage the expertise and capabilities of our highly specialized, clinically focused sales force in the sale of pharmaceuticals for use in hospital settings. We believe the expansion of our line of marketed pharmaceutical products will provide the economies necessary to effectively cross-market our products and create enhanced brand recognition, each of which are drivers of revenue growth.

Revenues

      During 2003, 2002, and 2001, we recognized revenues of $27.6 million, $14.7 million, and $20.5 million, respectively. These revenues consisted of the following:

	2003	2002	2001

	($ in millions)
REVENUES
GLIADEL® Wafer net product sales	$19.2	$14.5	$20.4
AGGRASTAT® net product sales	2.5	—	—
Revenues from license fees, milestones and other	5.9	0.2	0.1

TOTAL	$27.6	$14.7	$20.5

Revenue — GLIADEL® Wafer product sales

      GLIADEL® Wafer, or GLIADEL®, net sales were $19.2 million, $14.5 million, and $20.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. During this time, we sold GLIADEL® (i) directly to a specialty distributor, (ii) directly to hospitals, (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, (iv) to distributors located outside the United States for resale by those distributors in non-United States markets, and (v) directly to a corporation for use in clinical trials.

      The increase in 2003 net sales year over year is primarily attributable to FDA approval in February 2003 of the expanded label of GLIADEL® for use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation. Sales in 2001 were higher than sales in 2002 due to sales to our distributors in 2001, in anticipation that we would receive approval from the FDA to expand the label for GLIADEL® Wafer to include use at the time of first surgery for malignant glioma. In March 2002, the FDA informed us that the expanded label was not approvable. Consequently, physician demand for the product did not increase, resulting in an imbalance between units in the distribution channel and pull through demand. Because the supply of the product in the distribution channel had increased in excess of demand and the first surgery approval was no longer viewed as imminent or assured, we chose, during the second half of 2002 to reduce the sale of product to our specialty distributor in order to more closely align the number of units in the distribution channel with demand under the more limited product label for recurrent surgery.

      GLIADEL® net sales to customers within the United States were approximately $18.1 million, $14.1 million, and $20.1 million (94%, 97% and 99% of total revenues) for the years ended December 31, 2003, 2002, and 2001, respectively. The remaining units were sold outside the United States, including Europe, Canada, South America, Israel and Australia, either through distributors or direct to hospitals.

	2003	2002	2001

	($ in millions)

Specialty Distributors Sales	$14.5	$10.1	$4.2
Direct Hospital Sales	3.6	3.3	13.1
GLIADEL Advantage Program	—	0.7	2.8
International Sales	1.1	0.4	0.3

Total Net Product Sales	$19.2	$14.5	$20.4

      During the years ended December 31, 2003, 2002, and 2001 approximately $14.5 million (1,405 units), $10.1 million (985 units), and $4.2 million (430 units), respectively, were sold to a specialty distributor. During the third quarter of 2001 we decided to sell GLIADEL® through specialty distributors. At the time of the specialty distributors’ initial orders in 2001, we provided extended payment terms of up to 120 days. During 2003 and 2002, all specialty distributor sales were made to Specialty Pharmaceuticals Distribution (“SPD”) (formerly known as National Specialty Services, Inc.), a division of Cardinal Health, Inc. In 2001, we sold to SPD and another specialty distributor. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to SPD, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. SPD receives discounts on its purchases of GLIADEL® based on its expected sales to end-users and the amount of capital it has committed to the product as of the date of its purchases. We have the ability to accept or reject purchase orders from SPD at our sole discretion. For the years ended December 31, 2003, 2002 and 2001, our specialty distributors sold 1,426, 1,015 and 214 units, respectively, to hospitals and wholesalers. It is our general practice to have our sales representatives direct hospital pharmacies to SPD for purchases of the product.

      Additionally, for the first six months of 2002, we engaged in an enhanced marketing initiative with SPD that ended on June 30, 2002. Of the treatments sold to SPD during the six month period ended June 30, 2002, 94% (650 units) were sold in connection with this marketing initiative. This marketing initiative included mailing information about GLIADEL® to prospective customers, telemarketing activity and working with our sales representatives to set up customer accounts. This marketing initiative cost approximately $201,000 for the six-month period ended June 30, 2002. We did not operate a similar marketing initiative during 2003 or 2001.

      For the years ended December 31, 2003, 2002, and 2001, approximately $3.6 million, $3.3 million, and $13.1 million, of GLIADEL® net U.S. sales, respectively, resulted from sales directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. Included in the $3.6 million for the year ended December 31, 2003 are approximately $0.3 million in sales to a corporation for use in a competitive clinical trial. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment.

      During the years ended December 31, 2002 and 2001, we sold treatments of GLIADEL® pursuant to our GLIADEL® Advantage Program, which was designed to increase neurosurgeons’ awareness of GLIADEL® and to ensure its availability when the neurosurgeon requires it. Under this program, customers were provided 180-day payment terms. During the years ended December 31, 2002 and 2001, we recognized net revenue of approximately $0.7 million and $2.8 million, respectively, under this program. We were no longer offering this program.

     Revenue — AGGRASTAT® product sales

      For the year ended December 31, 2003, we recognized net sales of AGGRASTAT® of approximately $2.5 million, which represents net sales from October 28, 2003 when we acquired the rights to AGGRASTAT® from Merck. During this time period, we sold AGGRASTAT® directly to several wholesalers. Three wholesalers accounted for approximately $2.3 million of net sales of AGGRASTAT®. In preparation for the re-launch of a marketing campaign for AGGRASTAT® in the United States, we have increased the size of our sales force and completed a training program for the entire sales and marketing team. These re-launch efforts will focus on expanding the ACS market.

     Revenue — Other

      We entered into an exclusive license agreement with Pfizer, on May 7, 2003, for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, Pfizer will have exclusive rights to develop our NAALADase inhibitors worldwide, and will conduct and pay for all costs associated with research, development, manufacturing, and commercialization of any products that may result from this agreement. As part of the agreement, we are eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. Upon signing the agreement, we received a $5.0 million payment from Pfizer. Under the terms of the agreement, we do not have continuing involvement relating to the contract as defined by SAB 101. As a result, the payment was recognized as “Revenues from license fees and milestones” in the second quarter of 2003. During the year, we also recorded a $0.6 million milestone payment from DRL, our partner in Japan for Dopascan® Injection, related to the filing of an application for regulatory approval to market the product in Japan.

Cost of Sales and Gross Margin

      Our cost of sales for the years ended December 31, 2003, 2002 and 2001, were $4.1 million, $2.8 million and $2.8 million, respectively. The $1.3 million increase in cost of sales for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily the result of increased unit sales for GLIADEL®.

      GLIADEL® cost of sales includes the cost of materials, labor and overhead. For the years ended December 31, 2003 and 2002, gross profit percentage (net product sales less cost of sales as a percent of net product sales) was 79% and 80%, respectively. Cost of sales for the year ended December 31, 2003 was negatively affected by the write-off of approximately $0.4 million of inventory, which we determined did not meet product specifications through regular quality control testing. We also established an additional reserve for spoiled or damaged inventory of approximately $0.2 million based upon our historical experience. Gross profit percentage was 86% for the year ended December 31, 2001. Gross profit percentage for the year ended December 31, 2002 was lower than for the year ended December 31, 2001 because of decreased production volumes in 2002 compared to 2001, when volumes were increased to support expected higher demand driven by an anticipated first surgery approval for GLIADEL®.

      The cost to manufacture GLIADEL® can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL®, and accordingly, gross profit percentage, to fluctuate from year to year.

      For the manufacture of AGGRASTAT®, we have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient, or API, of AGGRASTAT®

until December 31, 2014. Merck has agreed to supply us with the finished product of AGGRASTAT®, through its contract manufacturers, Baxter for bags until August 2006, and Ben Venue for vials through the end of 2004. We may negotiate direct contractual relationships with these manufacturers in the future. AGGRASTAT® cost of sales for the year ended December 31, 2003 was $0.2 million.

Research and Development Expenses

      Beginning in fiscal year 1999, the Company began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999, through December 31, 2003, the Company incurred, in the aggregate, costs of $104.9 million for its pharmaceutical technologies platform, $34.1 million for its biopolymer technologies platform, and $83.8 million of indirect expenses. Our research and development projects are currently focused on pharmaceutical research and development. For our biopolymer technologies, we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN® Injection	Phase II	Active
AGGRASTAT® Injection for PCI Indication	Phase III	Active
NAALADase inhibitors	Pre-clinical	Active/Partnered
Other neuroimmunophilin ligand	Research	Active
PARP inhibitors	Research	Active
Other CNS projects	Research	Active

Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMER™ Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. Because of the uncertainties involved in progressing through pre-clinical and clinical testing, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the future expenses and timing necessary to complete our research and development projects as well as estimating the period in which material net cash inflows from significant projects are expected to commence.

      Our research and development expenses were divided between our research and development platforms in the following manner:

	Years ended December 31

	2003	2002	2001

	($ in millions)
Pharmaceutical technologies	$21.8	$20.8	$24.5
Biopolymer technologies	1.4	5.0	8.6
Indirect expenses	10.4	20.3	21.2

	$33.6	$46.1	$54.3

     Pharmaceutical Technologies

      Our pharmaceutical technologies research and development costs increased in 2003 compared to 2002 due to increased expenditures of $3.8 million in connection with further clinical development of GPI 1485, our lead neuroimmunophilin ligand compound. This increased spending was partially offset by reduced expenditures of $2.2 million in our AQUAVAN® project as we incurred preparation and initiation costs in 2002 which related to the Phase II colonoscopy clinical trial in progress during fiscal year 2003. Additionally, in 2002, we made a $0.8 million milestone payment to ProQuest, the licensor of the AQUAVAN® technology.

      Our pharmaceutical technology research and development expenses decreased in 2002, compared to 2001, primarily due to a decrease in expenses in our NAALADase inhibitor program resulting from the completion of our Phase I clinical trials of GPI 5693 (a lead NAALADase inhibitor compound). The decrease in spending on our NAALADase inhibitors was partially offset by an increase in spending on our FKBP neuroimmunophilin ligand technology and our AQUAVAN® Injection program.

     Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased in 2003 compared to 2002 due to a decision made as part of the corporate restructuring in the third quarter of 2002 to focus our research and development activities on our pharmaceutical technologies. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies; instead we are pursuing strategic alternatives to further develop these technologies.

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

     Indirect Expenses

      Our indirect research and development expenses decreased in the year ended 2003 compared to 2002 primarily as a result of the full year impact of the restructuring efforts taken in the third quarter of 2002. Of this decrease, $4.3 million related to the reduction in employee costs, $4.1 million in facility and equipment expenses, and the remainder related to certain non-core project and other indirect costs. Our indirect research and development expenses decreased for the year ended 2002 compared to 2001 as a result of the reduced workforce and the associated overhead costs.

Selling, General and Administrative Expenses

      Our selling, general and administrative (“SG&A”) expenses excluding intangible amortization were $32.1 million, $29.0 million, and $29.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, the costs incurred to market, sell and distribute GLIADEL® and AGGRASTAT® were $14.3 million compared to $13.8 million for the year ended December 31, 2002. The increase in expense year over year resulted primarily from the commencement of selling and marketing activities related to the AGGRASTAT® product line which was purchased in the fourth quarter of 2003. For the year ended December 31, 2002, the costs incurred to market, sell and distribute GLIADEL® were $13.8 million compared to $15.3 million for the year ended December 31, 2001. The decrease in expense was largely attributable to GLIADEL® sales and marketing start up costs incurred in 2001 that did not recur in 2002.

      During October 2000, the Company entered into a three-year agreement (the “Cardinal Agreement”) with Cardinal Health Sales and Marketing Services (“Cardinal”) to provide Guilford with sales representatives for its GLIADEL® product. Included in our costs to market, sell and distribute GLIADEL® was

$3.4 million and $4.5 million for the years ended December 31, 2002 and 2001, respectively, for services provided by Cardinal under the Cardinal Agreement. On July 9, 2002, we notified Cardinal that under the terms of the Cardinal Agreement, we were exercising our option to transition the contract sales force to us. As a result, on October 1, 2002 the sales representatives became Guilford employees, and pursuant to the terms of the Cardinal Agreement, we paid Cardinal a $0.2 million transition fee.

      Costs and expenses associated with our general and administrative functions were $17.8 million, $15.2 million and $14.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase for the year ended December 31, 2003 from 2002 results from increased employee costs of approximately $2.0 million and recruiting and relocation efforts due to the acquisition of the AGGRASTAT® product line to expand the sales force and the research and development teams in preparation for a Phase III clinical trial of AGGRASTAT®. The increase for the year ended December 31, 2002 from 2001 was largely attributable to a restructuring charge of $1.3 million, of which $1.2 million consisted of employee severance costs, including severance pay, related payroll taxes and insurance and outplacement services. The remaining $0.1 million represented the costs of decommissioning certain research and development laboratories. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources and legal. Additionally, we include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies and third-party consulting and other external costs. Indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

     Intangible Amortization

      Intangible amortization was $1.9 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Intangible amortization increased from fiscal year 2002 to 2003 as a result of the AGGRASTAT® product rights acquisition in the fourth quarter of 2003. Intangible amortization for the years ended December 31, 2003, 2002 and 2001 included $0.8 million related to the reacquisition of GLIADEL® rights in October 2000.

Acquired in — process research and development

      As part of the acquisition of AGGRASTAT®, we engaged a third-party to appraise the value of the intangible assets acquired. Based upon this appraisal, we allocated $8.1 million of the purchase price of the AGGRASTAT® product rights in the fourth quarter of 2003 to acquired in-process research and development. This allocation represented the estimated fair value based on risk-adjusted cash flows pertaining to the incomplete research and development of AGGRASTAT® for use in PCI. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition. This item is described in more detail in Note 2 to the footnotes to our consolidated financial statements.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $3.0 million, $5.4 million and $6.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in investment income in 2003 compared to 2002 results primarily from overall lower yields on invested capital and lower average investment balances maintained during the periods. The decrease in investment income in 2002 compared to 2001 was primarily due to lower interest rates and investment balances maintained during those periods.

      We incurred interest expense of $3.2 million, $0.5 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001. The increase in interest expense in 2003 compared to 2002 is primarily attributable to the $69.4 million 5% convertible subordinated notes offering and the $18.8 million term loan arrangement with Wachovia Bank, National Association. Additional interest expense for 2003, and interest expense for 2002 and 2001, resulted from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable to a commercial bank primarily used to repay a $2.4 million note payable to Cardinal pursuant to the Cardinal Agreement.

      We incurred revenue interest expense of $1.6 million related to the PRF revenue interest obligation for the year ended December 31, 2003. Revenue interest expense was calculated using the interest method, which resulted in an imputed interest rate equivalent to the internal rate of return on future royalty payments. These future royalty payments are based on the estimated future revenues. We will periodically review estimated future revenues and make adjustments as necessary.

Liquidity and Capital Resources

Overview

      Our primary cash requirements are (i) to fund our research and development programs, (ii) to support our sales and marketing efforts, (iii) to obtain regulatory approval, (iv) to prosecute, defend and enforce any patent claims and other intellectual property rights, (v) to fund general corporate overhead, and (vi) to support our debt service requirements and contractual obligations.

      We have financed our operations since inception primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® and more recently AGGRASTAT®, funding pursuant to collaborative agreements and proceeds from loans or other borrowings. In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements. In 2003, we engaged in four financing transactions: a $69.4 million 5% convertible note offering, a $42.0 million revenue interest obligation and warrant offering associated with the AGGRASTAT® product acquisition, a $27.3 million equity private placement and an $18.8 million term loan agreement.

      In May 2003, we entered into an agreement granting Pfizer the exclusive right to develop NAALADase inhibitors worldwide, for which Pfizer paid us $5 million upon the execution of the agreement, and was to pay us $10 million on or before March 31, 2004. If Pfizer does not pay the additional $10 million by that date, we may elect to have all rights to the NAALADase inhibitor technology revert to us. Under the terms of the agreement, Pfizer is to conduct and pay for all costs associated with research, development, manufacturing and commercialization of any products that may emerge from the agreement. As part of the agreement, we would be eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. The schedule of milestone payments under the agreement outlines a total of $42 million to be paid for each compound developed through commercialization, as well as one additional set of milestone payments totaling $20 million for an additional indication for the same compound, if Pfizer continues the development and commercialization of any compounds under the agreement. We are currently discussing with Pfizer the status of the collaboration, including whether they will make the $10 million payment under our agreement, or whether there are other mutually agreeable terms and conditions under which we would agree to continue the collaboration.

      Our cash, cash equivalents and investments were $101.9 million and $101.8 million at December 31, 2003 and 2002, respectively. Of this amount, $21.7 million is restricted as collateral for certain of our loans and other financial lease obligations.

Sources and Uses of Cash

     Operating Activities

      Cash used in operating activities was $35.2 million and $50.0 million in 2003 and 2002, respectively. Net changes in assets and liabilities provided cash of $2.2 million in 2003 mainly due to an increase in accounts payable and other liabilities partially offset by an increase in accounts receivable and prepaid expenses. The increase in accounts payable and other liabilities relates to the timing of our research and development activity and professional services supporting our transactional activity. The change in accounts receivable results from the timing of sales and the subsequent cash receipt thereof. Specifically, 76% and 69% of GLIADEL® product sales in 2003 and 2002, respectively, were made to a specialty distributor. Depending on the timing of the sales to the specialty distributor and associated payment, which is traditionally within 30 days, the Company’s accounts receivable will increase or decrease for comparative reporting periods. At December 31, 2003 and 2002, the Company had approximately $1.0 million and $0.0 million, respectively, in accounts receivable outstanding relating to the specialty distributor. These relate to sales made in December. Additionally, with the acquisition of AGGRASTAT®, during the transition phase, Merck bills and collects on net sales for the Company. The Company’s receivable balance will fluctuate dependent on the timing of Merck’s payment to the Company on the Company’s receivables. At December 2003, the Company had an accounts receivable balance of approximately $1.4 million relating to AGGRASTAT® due on January 15, 2004. At December 31, 2002, the Company had no AGGRASTAT® accounts receivable balance as the product was acquired during 2003. Prepaid expenses fluctuate period to period depending on the timing of preparation and initiation of clinical trials. We are often required to prepay contract research organizations for services prior to the initiation of work performed. In 2002, net changes in assets and liabilities provided $3.7 million of cash as a result of decreased accounts receivable and prepaid expenses partially offset by decreased accounts payable and other liabilities. Fluctuations in operating items vary period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.

     Investing and Financing Activities

      In December 2003, we completed a private placement of 4.8 million shares of our common stock at a price of $5.67 per share and received net proceeds of approximately $25.8 million. In conjunction with this transaction, the investors received seven-year warrants to purchase 1.0 million shares of our common stock at an exercise price of $7.55 per share. The proceeds of the financing will be used primarily to undertake a Phase III clinical trial to establish a percutaneous coronary intervention, or PCI, label for AGGRASTAT®.

      On October 28, 2003, we acquired the rights to AGGRASTAT® from Merck and Co., Inc., or Merck, in the United States and its territories, for a purchase price of $84 million, plus a royalty based on net sales of AGGRASTAT®. From the closing until December 31, 2006, we do not pay royalties on net sales less than $40 million. On net sales above $40 million prior to December 31, 2006, and beginning on January 1, 2007, on all sales of AGGRASTAT®, we will pay royalties ranging from 5% to 20% of AGGRASTAT® net sales, based upon our achievement of certain net sales thresholds. In connection with the acquisition of AGGRASTAT®, we entered into an agreement with Merck, to supply us with our requirements of the active pharmaceutical ingredient of AGGRASTAT® through 2014. Additionally, until June 28, 2003, Merck has agreed to provide us with certain services related to the transition of AGGRASTAT® from Merck to us.

      In order to finance the acquisition, we used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and Paul Royalty Fund II Holdings, L.P., or PRF, pursuant to a revenue interest assignment agreement (the “Revenue Agreement”). Under our arrangement with PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of our GLIADEL® and AGGRASTAT® annual net sales up to $75 million, and 2.5% of those annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If GLIADEL® and AGGRASTAT® net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL® and AGGRASTAT® net sales. If combined GLIADEL® and AGGRASTAT® annual net sales are less than $75 million in any of 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL® and AGGRASTAT® net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each product candidates of the Company), in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net sales of GLIADEL® and AGGRASTAT®) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010 or $15.9 million for 2011 and 2012, respectively. We will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving GLIADEL® and AGGRASTAT® and on the divestiture, if any, of ex-North American marketing rights to GLIADEL®. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

      As part of our financing arrangement with PRF, PRF has been granted a security interest in the assets related to GLIADEL® Wafer and AGGRASTAT® Injection. As a result of this security interest, we may not be free to utilize those assets at our discretion, such as selling or licensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

      Also in connection with our arrangement with PRF, we have pledged cash and cash equivalents, such as marketable securities, to PRF, initially in the amount of $11.25 million (such pledged amount representing the next eight quarters of minimum payments to PRF) as additional evidence of our liquidity. We may maintain this pledged account at our discretion; however, if we do not maintain this account, we will be required to maintain at least $20 million of net working capital during the term of the agreement. If we do not maintain the pledged account or we do not have $20 million of net working capital, then PRF may exercise a right to require us to repurchase its revenue interest at a purchase price that reflects a return to PRF on its investment (but is reduced by amounts previously paid to PRF). Regardless of the reason for which PRF may be entitled to require us to repurchase its revenue interest (in addition to the liquidity events discussed above, PRF may also require us to repurchase its revenue interest if (1) we fail to make our minimum payments to them, (2) we sell GLIADEL® and AGGRASTAT® (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of us), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147 million.

      Our total long-term debt increased a net $127.5 million to $134.4 million at December 31, 2003, compared to $6.9 million at December 31, 2002. This increase is primarily due to the issuance of $69.4 million in 5% convertible subordinated notes in June and July 2003, our $42.2 million revenue interest obligation and the $18.8 million term loan entered into in May 2003. Principal repayments for the period were $4.4 million.

      On June 17, 2003, we issued $60 million (principal amount at maturity) of convertible subordinated notes (“Notes”) due July 1, 2008. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The sale of these Notes resulted in our receiving net proceeds of approximately $51.9 million, after taking into account stock repurchases made in connection with the offering and various transaction expenses. The Notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock at a conversion price of $6.24 per share. We have the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If we elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount. The agreement with the initial purchasers of the Notes granted them an option, until July 26, 2003, to purchase up to an additional $20 million of Notes. On July 30, 2003, the initial purchasers exercised this option in part, and purchased an additional $9.4 million of Notes, resulting in additional net proceeds of approximately $9.0 million.

      On May 7, 2003, we entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our dedicated research and development facility, land and building. As part of the agreement, we have effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, we are required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($18.3 million at December 31, 2003). Additionally, as a result of the loan agreement, we are no longer required to maintain an unrestricted cash balance of $40 million which was a requirement under the prior financing arrangement related to the facility.

      Prior to May 7, 2003, we had financed our research and development facility as an operating lease. As a result, certain assets and liabilities of the facility were not consolidated in our financial statements. At December 31, 2002, the lessor’s net investment in the facility was approximately $18.8 million and we were required to maintain cash collateral equal to approximately 74% of the remaining balance of the lessor’s net investment in the facility. We maintained cash collateral of $13.8 million as of December 31, 2002, which was included in the consolidated balance sheets as Investments-restricted. In addition to the cash collateral requirement, we were subject to various other affirmative and negative covenants, the most restrictive of which required us to maintain unrestricted cash, cash equivalents, and investments in the aggregate equal to $40 million.

      In May 2002, we borrowed $3.0 million from a commercial bank, in order to repay the note payable to Cardinal. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, in the amount of the unpaid principal balance of this indebtedness ($2.2 million at December 31, 2003).

      We fund capital additions through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment requirements by obtaining capital leases. We funded capital expenditures of $19.9 million, $1.8 million and $0.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Of the capital expenditures funded during the year ended December 31, 2003, $1.1 million were funded pursuant to capital equipment lease arrangements and $18.8 million were acquired through the use of our cash.

      In October 2002, we entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing for a period of one year. Our previous master lease agreement, entered into in August 2001, expired on June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of December 31, 2003, the Company had leased approximately $0.4 million in equipment under this master lease agreement. In connection with our various lease arrangements, we are required to maintain restricted cash in the amount of $1.1 million.

      During 2002, we terminated our agreement with Cardinal Health to provide us with a contract sales force. The termination has led to a dispute regarding amounts owed to Cardinal at the termination date. Cardinal asserted that it was owed approximately $0.8 million. In 2003, its affiliate Specialty Pharmaceuticals Distribution, or SPD, offset the amount of Cardinal’s claim against an existing trade receivable from SPD to us. We do not believe we had any remaining obligations to Cardinal at December 31, 2002 relative to the agreement, however, in 2003 we have recorded a reserve in the amount of $0.8 million for the SPD account receivable that was not paid when due.

      We have an agreement with SPD to whom we sell GLIADEL® that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® that it may have in its inventory. As of December 31, 2003, we believe that SPD had approximately $2.0 million of GLIADEL® in its inventory.

Future Cash Needs

      Historically, we have financed our operations primarily through the issuance of equity securities, revenue from the sale of GLIADEL®, funding pursuant to collaborative agreements and proceeds from loans and other borrowings, and during the second and third quarters of 2003, the issuance of convertible debt securities. During the fourth quarter of 2003, we financed the acquisition of AGGRASTAT® through a revenue interest financing arrangement. Our future capital requirements and liquidity will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® and AGGRASTAT®, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, ability to establish collaborative arrangements, ability to enter into licensing agreements and contractual arrangements with others, conversion of long-term convertible notes, the costs of servicing debt, the costs of product in-licensing, and substantial future expenditures we expect to make to increase sales of AGGRASTAT®. Because of the risks and uncertainties involved in the following:

•	The amount of our sales of GLIADEL® and AGGRASTAT®;

•	The outcomes and costs of pre-clinical testing and clinical trials and the time when those outcomes will be determined;

•	Obtaining future corporate partnerships;

•	The time and expense of obtaining regulatory approval;

•	Competing products potentially coming to market; and

•	Obtaining freedom to operate for our patented technologies.

We cannot reasonably estimate when we may incur significant future expenses.

      We believe that our existing resources will be sufficient to fund our activities through at least the next twelve months. However, we expect to need significantly greater capital in the near future in order to achieve our business objectives. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, bank borrowings, lease arrangements relating to fixed assets, or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.

      If adequate funds are not available, we may be required to:

•	Delay, curtail or eliminate one or more of our research or development programs;

•	Reduce the scope of our efforts to market and sell GLIADEL® and/or AGGRASTAT®;

•	Reduce our workforce;

•	Reduce our facilities;

•	Reduce the scope of our intellectual property protection; or

•	License or transfer rights to our research or development programs to third parties.

      If we are required to do one or more of the foregoing due to insufficient funds, then it may have the effect of delaying our ability to generate additional revenues from any of our products or product candidates. We may also have to outsource one or more of our programs in order to continue its development, resulting in increased costs.

Contractual Commitments

      The following are contractual commitments at December 31, 2003 associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments(1)	Total	<1 Year	1-3 Years	4-5 Years	>5 years

Long-term debt	$91,333	2,858	$3,502	$84,913	$60
Capital lease obligations	946	536	410	—	—
Revenue Interest Obligation(2)	86,300	5,000	13,800	20,000	47,500
Operating leases	2,430	1,661	769	—	—
Research and development arrangements(3)	10,344	6,843	3,349	152	—

Total contractual commitments	$191,353	$16,898	$21,830	$105,065	$47,560

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology. Similarly, we have excluded the royalty payments due to Merck in connection with the AGGRASTAT® acquisition, as the amount and timing are not determinable. Under the terms of the asset agreement with Merck, Merck is entitled to royalty payments on net sales of AGGRASTAT® through October 23, 2016. The royalty payments to be paid to Merck are calculated as follows:

           Calendar Year 2004, 2005 and 2006

0% on AGGRASTAT® Net Sales up to $40,000,000;
10% on AGGRASTAT® Net Sales in excess of $40,000,000 and less than $50,000,000;
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and

           20% on AGGRASTAT® Net Sales over $100,000,000.

           Calendar Year 2007 and succeeding Calendar Years

5% on AGGRASTAT® Net Sales up to $28,000,000;
10% on AGGRASTAT® Net Sales in excess of $28,000,000 and less than $50,000,000;
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and
20% on AGGRASTAT® Net Sales over $100,000,000.

(2)	We granted PRF a revenue interest in GLIADEL® Wafer, AGGRASTAT® Injection, and certain other products which provides for PRF to receive 10% on the first $75.0 million of GLIADEL® Wafer and AGGRASTAT®, annual net sales, plus 2.5% for net sales exceeding $75.0 million through December 31, 2006. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% on the first $75.0 million in annual net sales, plus 3.5% on any net sales exceeding $75.0 million. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future GLIADEL® Wafer and AGGRASTAT®, net sales are not achieved. At a minimum, we will pay PRF $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(3)	Research and development arrangements include commitments that we have entered into at December 31, 2003, to engage third parties to perform various aspects of our research and development efforts subsequent to December 31, 2003.

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

      Revenue Recognition. Revenue from sales of GLIADEL® and AGGRASTAT®, is recognized when all four of the following criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured.

      Our primary customer for GLIADEL® is Specialty Pharmaceuticals Distribution (or SPD), a specialty pharmaceutical distributor who sells directly to hospitals. Product demand by this distributor during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate SPD’s inventory position. If we believe these levels are too high based on prescription demand, we will either not accept purchase orders from or ship additional product to SPD until these levels are reduced, or we will defer recognition of revenue if we determine that there is excess channel inventory for our products. We have three primary wholesalers for AGGRASTAT®, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, who sell directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in that period.

      Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and exchanges for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.

      Research and Development Expenses. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. We accrue clinical trial expenses based on estimates of work performed and completion of certain milestones. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known (a change in estimate). Expense of other contracted research arrangements or activities are charged to operations either under the terms of the contract, milestones or in some instances pro rata over the term of the agreement. Based on the facts and circumstances, we select the method which we believe best aligns the expense recognition with the work performed.

      Intangible Assets. When we purchase products we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price may be allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by considering the remaining life of the patents, competition by products prescribed for similar indications, estimated future introductions of competing products, and other related factors. The factors that drive the estimate of the life of the asset are often uncertain.

      Long-lived assets. We review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

      Revenue Interest Obligation. Our $42.2 million revenue interest obligation was recorded as debt as the Company has significant continuing involvement in the generation of the cash flows due to PRF. Monthly revenue interest payments made to PRF will reduce the future obligation. The obligation will be amortized under the effective interest method. The effective interest method results in an imputed interest rate equivalent to PRF’s internal rate of return on future revenue interest payments. These future revenue interest payments are based on estimated future revenues. We will periodically review estimated future revenues and update the imputed interest rate as necessary.

New Accounting Pronouncements

      In April 2003, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements as we do not have any instruments that are within the scope of this statement.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. We do not have any variable interests in variable interest entities.

Risk Factors

      An investment in our stock is very speculative and involves a high degree of risk. You should carefully consider the following important factors, as well as the other information in this report and our other SEC filings, before purchasing our stock.

We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2003, 2002 and 2001, were $53.9 million, $59.3 million, and $60.3 million, respectively. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of December 31, 2003, we had an accumulated deficit of approximately $303.5 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.

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

We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives.

      We will require substantial funds in addition to our existing working capital to develop our product candidates and otherwise to meet our business objectives. We have never generated enough revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs and to support our sales and marketing efforts. We cannot be certain that we will be able to raise additional capital when we need it, on terms favorable to us, or at all. If we cannot raise additional capital in a timely manner, then we may not be able meet our business objectives.

Our current business objectives require us to license, partner or strategically finance one or more of our development programs, or otherwise alter our business objectives based on our capital resources.

      Consistent with our strategy and subject to our current capital resources, we will depend on either corporate collaborations, strategic financings or both, in order to develop one or more of our product candidates through to commercialization. If we are not able to complete one of these transactions for one or more of our development programs, then we may have to alter or curtail our business objectives based on our capital resources. If we do so, it could result in delaying the progress of pre-clinical research or clinical trials, and consequently, the eventual commercialization of a marketed product based on one of these programs, or eliminating one or more research or development programs from our business objectives.

We will depend on GLIADEL® Wafer and AGGRASTAT® Injection for revenues.

      Our short-term prospects depend heavily on sales of GLIADEL® Wafer and AGGRASTAT® Injection, our commercial products. For the year ended December 31, 2003, GLIADEL® Wafer accounted for approximately 89% of our net product sales revenue. GLIADEL® Wafer was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the FDA in September 1996. We do not know whether the product will ever gain broader market acceptance. If GLIADEL® Wafer fails to gain broader market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

      Until February 25, 2003, we only had approval from the FDA to market GLIADEL® Wafer in the United States for a limited subset of patients who suffer from brain cancer. Prior to that time, our approval was for those patients who had a brain tumor surgically removed and had “recurrent” forms of a type of brain cancer called glioblastoma multiforme, or GBM. A “recurrent” GBM is one in which the cancer has returned after initial surgery to remove a brain tumor. The number of patients undergoing recurrent surgery for GBM is very limited, and we believe the total number of patients on an annual basis who have recurrent GBM in the United States is approximately 3,000 to 4,000.

      On February 25, 2003, we received FDA approval to also market GLIADEL® Wafer for patients undergoing initial surgery, also known as first line therapy, in the United States for malignant glioma in conjunction with surgery and radiation. We estimate that the total number of patients undergoing initial surgery in the United States is between approximately 7,000 and 9,000 per year. In the second quarter of 2003 we instituted a new sales and marketing effort for GLIADEL® Wafer for initial surgery. We cannot assure you, however, that we will be successful in this effort or in achieving sales of GLIADEL® Wafer for use in initial surgeries.

      In addition, in January 2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing initial surgery for malignant glioma. In November 2002, we withdrew those applications, while we were waiting for the FDA to respond to a similar application in the United States. We resubmitted these European applications in November 2003. Presently GLIADEL® Wafer is approved for the recurrent GBM market in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is currently approved for first line therapy only in the United States and Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited outside of the United States, which reduces the potential sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprised less than 6% of worldwide sales of GLIADEL® Wafer for the year ended December 31, 2003.

      We acquired AGGRASTAT® Injection from Merck on October 28, 2003. AGGRASTAT® Injection is a glycoprotein GP IIb/ IIIa receptor antagonist used for the treatment of acute coronary syndrome (ACS) including unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction (NSTEMI). Prior to acquiring AGGRASTAT® Injection, we have never marketed and sold a product for cardiovascular conditions. We cannot assure you that we will be successful in our efforts to market and sell AGGRASTAT® Injection.

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

      Our revenues and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue and thus our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors, including:

•	the timing and amount of sales of GLIADEL® Wafer and AGGRASTAT® Injection;

•	the timing and realization of milestone and other payments from existing and future corporate partners;

•	the timing and amount of expenses relating to our research and development, product development, and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patent and other rights to our intellectual property.

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from January 1, 2002 to December 31, 2003 ranged from $2.65 to $12.55.

We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.

      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of December 31, 2003, we had total long-term debt and revenue interest obligations of $134.4 million of which $16.9 million is due in 2004. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.

      The following are the Company’s contractual commitments at December 31, 2003 associated with debt obligations, lease obligations and research and development projects for the next 12 months (in thousands):

Contractual Commitments(1)	2004

Long-term debt	$2,858
Capital lease obligations	536
Revenue Interest Obligation(2)	5,000
Operating leases	1,661
Research and development arrangements(3)	6,843

Total contractual commitments	$16,898

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology. Similarly, we have excluded the royalty payments due to Merck in connection with the AGGRASTAT® acquisition, as the amount and timing are not determinable.

(2)	We granted PRF a revenue interest in GLIADEL® Wafer, AGGRASTAT®, and certain other products which provides for PRF to receive 10% on the first $75.0 million of GLIADEL® Wafer and AGGRASTAT®, annual net sales, plus 2.5% for net sales exceeding $75.0 million through December 31, 2006. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% on the first $75.0 million in annual net sales, plus 3.5% on any net sales exceeding $75.0 million. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future GLIADEL® Wafer and AGGRASTAT®, net sales are not achieved. At a minimum, we will pay PRF $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(3)	Research and development arrangements include commitments that we have entered into at December 31, 2003, to engage third parties to perform various aspects of our research and development efforts subsequent to December 31, 2003.

      We have a history of net losses. Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. Unless we are able to substantially increase our profitability and cash flow from operations compared to historical levels or obtain refinancing, we cannot assure you that our business will generate sufficient cash flow from operations or that future capital will be available to us in amounts sufficient to enable us to pay our debt, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may be required to restructure or refinance our debt or seek additional equity capital or we may be required to sell assets. We cannot assure you that if and when required to do so we will be able to accomplish those actions on satisfactory terms, or at all.

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

      Furthermore, market volatility may adversely affect the market price of our common stock, which could limit our ability to raise capital or make acquisitions of products or technology.

The large number of shares of common stock eligible for future sale upon conversion of our convertible notes could depress our stock price.

      Upon conversion of our $69,354,000 principal amount of notes at their conversion price of $6.24, approximately 11,114,423 shares of common stock would be issuable. Our stock price could be depressed significantly if the holders of the notes decide to convert their notes and sell the common stock issued thereby or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We do not have manufacturing capabilities for commercial quantities of any of our product candidates.

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

A significant portion of our sales of GLIADEL® Wafer are to Specialty Pharmaceuticals Distribution (formerly known as National Specialty Services, Inc.), a specialty pharmaceutical distributor.

      Approximately 69% of our sales of GLIADEL® Wafer in 2002, and approximately 76% in 2003, were made to Specialty Pharmaceuticals Distribution, or SPD, a nationwide specialty pharmaceutical distributor. We have an agreement with SPD regarding its purchase of the product that permits either us or SPD to terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its rights to terminate its agreement with us at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that SPD may have in its inventory. As of December 31, 2003, we believe that SPD had approximately $2.0 million of GLIADEL® Wafer in its inventory.

      SPD orders GLIADEL® Wafer treatments based upon, among other things, its estimation of our ability and its ability to successfully sell GLIADEL® Wafer to hospital pharmacies and its desired level of inventory. If the demand for GLIADEL® Wafer from hospital pharmacies decreases, or SPD decreases the amount it keeps in its inventory, SPD may decrease or stop making additional purchases of the product from us. The result of such a decrease would most likely be our reporting lower sales of GLIADEL® Wafer.

      We cannot be certain that we will be able to maintain or increase sales of AGGRASTAT® Injection, nor can we be certain that we will be able expand the labeled indications for AGGRASTAT® Injection.

      When we purchased AGGRASTAT® Injection from Merck and Co., Inc., Merck had not been actively promoting the product in the United States. Our strategy for reintroducing AGGRASTAT® Injection into the United States marketplace involves actively promoting the product and, subject to an understanding with the FDA, conducting an additional clinical trial for AGGRASTAT® Injection, in order to try to expand its labeled indications. We cannot be certain that our promotion of the product will let us maintain or lead to increased sales based on the product’s current indication. Additionally, we cannot be certain that we will be able to reach an understanding with the FDA as to an appropriate clinical trial design in order to expand its indications, that we will be able to fully enroll the clinical trial or that if conducted the clinical trial will be successful. If it is successful, we cannot be certain that the expanded indication will lead to increased sales or market share.

We depend and will continue to depend upon Merck to supply us with finished product until we establish relationships directly with certain manufacturers for AGGRASTAT® Injection, and at that time, we will continue to depend on Merck to supply us with the active ingredient for AGGRASTAT® Injection.

      Merck is obligated to supply us with the active pharmaceutical ingredient, or API, for AGGRASTAT® Injection until 2014. AGGRASTAT® Injection is sold as a finished product in both vials and bags, which are manufactured and filled for Merck by third parties, known as contract manufacturers. Merck’s contractual relationships with these third party suppliers last until December 31, 2004, for vials, and until August 18, 2007, for bags. Under our agreement with Merck, we are entitled to enter into direct relationships with these contract manufacturers to obtain quantities of finished product of AGGRASTAT® Injection. If we do not enter into direct relationships with these contract manufacturers prior to 18 months after the date that we acquired the product from Merck, we may continue to receive quantities of finished product through Merck, although without remedies against the contract manufacturers if they fail to supply Merck with the finished product that we need to purchase. We also may enter into relationships with other contract manufacturers if we are unable to enter into direct relationships with Merck’s manufacturers; however, we will not be able to do this before January 1, 2005, for vials, or August 19, 2007, for bags. If Merck is not able to provide us with API or finished product, as applicable, then we may be entitled to money damages under certain circumstances, but we may not be able to procure alternative sources of either API or finished product. Because we depend upon this relationship with Merck for both the finished product and key ingredient of AGGRASTAT® Injection, the limited duration of Merck’s obligation to us, and the potential lack of an alternative provider may adversely affect the operation of our business.

Merck is providing us with certain transition services until June 28, 2004, without which we may not be able to successfully integrate AGGRASTAT® Injection into our business.

      Merck is obligated to provide us with certain transition services from October 28, 2003, until June 28, 2004, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. If Merck does not provide us with these services, or does not provide these services in a timely or professional manner, we may not be able to successfully integrate AGGRASTAT® Injection into our business, which may result in our not achieving sales of AGGRASTAT® Injection that we expect.

We may not be able to successfully perform the services for us that Merck is presently performing for us as transition services.

      When Merck is no longer providing us with transition services, we will be required to perform those services on our own. We have never performed these services before with respect to AGGRASTAT® Injection. If we are not able to perform these services successfully, it may negatively affect our ability to sell the product, or manage the recordkeeping, billings and collections, among other things, associated with the sales of the product.

The amount of inventory of AGGRASTAT® Injection at pharmaceutical wholesalers may negatively affect our sales of the product.

      AGGRASTAT® Injection was sold by Merck to pharmaceutical wholesalers, among other customers. These wholesalers buy quantities of products to resell to hospitals pharmacies and other end users. Oftentimes, when they think that a pharmaceutical company may increase the price of a product, they order additional quantities of the product, in order to purchase under existing sales and marketing programs, or at the lower price. When we purchased AGGRASTAT® Injection from Merck, we could not be certain what quantity of AGGRASTAT® Injection wholesalers were maintaining. The amount of inventory of the product that pharmaceutical wholesalers had at the time that we acquired the product or currently have, could negatively affect our sales of the product.

Paul Royalty Funds is entitled to a portion of our revenues, which may limit our ability to fund some of our operations. If we do not achieve certain sales targets for GLIADEL® Wafer and AGGRASTAT® Injection, Paul Royalty Funds may be entitled to a greater percentage of our revenues, revenues from future products we may acquire or certain of our product candidates.

      Under the terms of our Revenue Interest Assignment Agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund Holdings II, who we refer to as Paul Royalty Funds or PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of the Company’s GLIADEL® Wafer and AGGRASTAT® Injection combined annual net sales up to $75 million, and 2.5% of those combined annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If combined GLIADEL and AGGRASTAT annual net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL and AGGRASTAT net sales. If GLIADEL and AGGRASTAT net sales are less than $75 million in any of the years 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL and AGGRASTAT net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that the Company may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each a product candidate of the Company), in the case that the Company’s calculated annual obligation(s) to make royalty payments under the Revenue Interest Assignment Agreement (based upon the combined net sales of GLIADEL and AGGRASTAT) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively. The Company will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to the Company on the resolution of future intellectual property disputes involving GLIADEL or AGGRASTAT and on any future sale of ex-North American marketing rights to GLIADEL. In addition to its revenue interest in the Company’s products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

Under certain circumstances, Paul Royalty Funds may require us to repurchase its revenue interest, the payment of which may significantly deplete our cash resources or limit our ability to enter into significant business transactions.

      PRF may be entitled to require us to repurchase its revenue interest under the following circumstances: (1) if we fail to maintain an escrow account funded with eight quarters of minimum payments to PRF or fail to maintain at least $20 million of net working capital, (2) if we fail to make our minimum payments to PRF, (3) if we sell GLIADEL® Wafer and AGGRASTAT® Injection (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (4) upon the occurrence of a bankruptcy or similar event, or (5) upon certain conditions related to a change of control of us. The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147 million. The exercise of this repurchase right may significantly impair our ability to fund our operations. Additionally, because PRF would be entitled to exercise this repurchase right upon a change of control of us, or upon the sale of GLIADEL® Wafer or AGGRASTAT® Injection, we may not be able to effect a business transaction that would have one of these results.

We have pledged our assets related to GLIADEL® Wafer and AGGRASTAT® Injection to Paul Royalty Funds; therefore, we may not be free to utilize those assets at our discretion.

      PRF has been granted a security interest in the intellectual property assets related to GLIADEL® Wafer and AGGRASTAT® Injection, which in the aggregate accounted for all of the Company’s net product revenue of $21.7 million for the year ended December 31, 2003. As of December 31, 2003, the intangible assets related to Gliadel® Wafer and AGGRASTAT® Injection were $82.8 million, or approximately 37% of total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

The integration of AGGRASTAT® Injection into our business and our clinical development plans for AGGRASTAT® Injection and AQUAVAN® will require significant additional capital.

      In order (1) to successfully integrate AGGRASTAT® Injection into our business, which includes expanding our commercial operations, (2) to conduct clinical trials to expand the labeled indication of AGGRASTAT® Injection, and (3) to conduct a Phase III clinical trial of AQUAVAN®, we will require significant additional capital resources within the next eighteen months. This additional financing may take the form of an offering of debt or equity, and that offering could be material in size. If we conduct a primary equity offering, the issuance of the additional shares of common stock may be dilutive to our existing stockholders and may have a negative effect on the market price of our stock. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals.

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

      In some of our research programs, we are using compounds that we consider to be “prototype” compounds in the research phase of our work. By prototype compounds we mean compounds that we are using primarily to establish that a relevant scientific mechanism of biological or chemical action could have commercial application in diagnosing, treating or preventing disease. We generally do not consider our prototype compounds to be lead compounds acceptable for further development into a product because of factors that make them unsuitable as drug candidates. These factors may include the ability for the compound to be absorbed, metabolized, distributed and excreted from the body. In order to develop commercial products, we will need to conduct research using other compounds that share the key aspects of the prototype compounds but do not have the unsuitable characteristics. Identifying lead compounds may not always be possible. Our current research programs are examples of programs where we have not yet identified lead compounds suitable for drug candidates. Identifying lead compounds may not always be possible.

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

      In trying to attract corporate partners, we face serious competition from other small pharmaceutical companies and the in-house research and development staffs of larger pharmaceutical companies. If we are unable to enter into such arrangements with corporate partners, our ability to proceed with the research, development, manufacture and/or sale of product candidates may be limited. We may not be successful in attracting corporate partners, or collaborators, over other companies because (i) their research programs may be more attractive to a collaborator, (ii) their stage in the research process may be more advanced, (iii) they may have synergies with the collaborator’s existing research programs, or (iv) they may agree to terms and conditions of the collaboration that are more favorable to the collaborator than we would otherwise agree. It is common practice in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical products. It is possible that this will be the case with future arrangements of ours. If one of our collaborative partners fails to develop or commercialize successfully any of our product candidates, we may not be able to remedy this failure and it could negatively affect our business.

      Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to develop or enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Our collaborators may, therefore, be pursuing alternative technologies or product candidates in order to develop treatments for the diseases or disorders targeted by our collaborative arrangements. Depending on how other product candidates advance, a corporate partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects. We are currently not aware if Pfizer, our only large pharmaceutical partner at this time, is pursuing alternative technologies, either through its own research and development capabilities or through other corporate collaborations, for the treatment of neuropathic pain, in addition to the collaboration that we have with Pfizer on our NAALADase inhibitor technology.

We may be unable to obtain proprietary rights to protect our products and services, permitting competitors to duplicate them.

      Any success that we have will depend in large part on our ability to obtain, maintain and enforce intellectual property protection for our products and processes and to license patent rights from third parties.

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

We rely on confidentiality agreements to maintain trade secret protection which may not be adhered to or effective.

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

We may not be able to acquire exclusive rights to inventions or information resulting from work performed under consulting or collaboration agreements.

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

Our products may now or in the future infringe upon the proprietary rights of others, which could result in considerable litigation costs or the loss of the right to use or develop products.

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

      We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying GLIADEL® Wafer, DOPASCAN® Injection, AQUAVAN® Injection and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we are generally obligated to:

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

      If licensed patents covering our products or product candidates are infringed, we generally have the right, but not the obligation, to bring suit against the infringing party. If we choose to bring suit against an infringing party, the licensor of the technology is generally required to cooperate with the enforcement of the patents that we have licensed. If we do not choose to bring suit against an infringing party, rights to enforce the licensed patents generally revert to the licensor. Proceeds received from the successful enforcement of our patent rights are generally split between us and the licensor, with the party bringing the suit receiving the more significant portion of those proceeds.

      Losing our proprietary rights to our licensed technology would have a significant negative effect on our business, financial condition and results of operations.

      Our license agreements for GLIADEL® Wafer require us to pay a royalty to MIT on sales of GLIADEL® Wafer. Similarly, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN® Injection, AQUAVAN® Injection and any products that result from the neuroimmunophilin ligand technology.

      In addition, our U.S. patent protection for GLIADEL® Wafer, which as of December 31, 2003, has accounted for approximately 89% of our product sales revenue, expires in 2006. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL® Wafer. The availability of such a generic copy could negatively impact our revenues from GLIADEL® Wafer.

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

We are subject to extensive governmental regulation, which may result in increased costs and significant delays in, or ultimate denial of, approval for our product candidates.

      Our research, pre-clinical development and clinical trials, and the manufacturing and marketing of our product candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Except for GLIADEL® Wafer and

AGGRASTAT® Injection, none of our product candidates has received marketing clearance from the FDA or any foreign regulatory authority.

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

      For the treatment of malignant glioma, GLIADEL® Wafer competes with traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR® Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. AGGRASTAT® Injection competes directly with INTEGRELIN® Injection, marketed by Millennium Pharmaceuticals, and ReoPro®, marketed by Eli Lilly, for the inhibition of platelet aggregation.

      Any product candidate that we develop and for which we gain regulatory approval must then compete for market acceptance and market share. An important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market will be an important element of market success.

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

      We depend heavily on the principal members of our management and scientific staff, including Craig R. Smith, M.D., our Chairman, President and Chief Executive Officer. We have key man life insurance covering Dr. Smith. Dr. Smith has extensive experience in the pharmaceutical industry and provides us with unique access to his contacts in the scientific community. The loss of the services of Dr. Smith or other members of our senior management team could have a negative effect on our business.

      We have entered into an employment agreement with Dr. Smith, which provides protection for our proprietary rights. Nevertheless, he may terminate his relationship with us at any time. Accordingly, we cannot be sure that Dr. Smith will remain with us.

      Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to our activities. Our planned activities will require personnel and consultants with expertise in many areas including:

•	medicinal chemistry and other research specialties;

•	pre-clinical testing;

•	clinical trial management;

•	regulatory affairs;

•	intellectual property;

•	sales and marketing;

•	manufacturing; and

•	business development.

      We may not be able to attract and retain personnel or consultants with these expertise. Furthermore, many pharmaceutical, biotechnology and health care companies and academic and other research institutions compete intensely for personnel and consultants with these expertise. If we are not able to hire these personnel or consultants, it could have a negative effect on us.

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

Effecting a change of control of Guilford would be difficult, which may discourage offers for shares of our common stock, which may prevent or frustrate any attempt by shareholders to change our direction or management.

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

      Our certificate of incorporation also authorizes us to issue up to 5,000,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult for a person or group to acquire control of us, as well as prevent or frustrate any attempt by shareholders to change our direction or management. No shares of our preferred stock are currently outstanding. While our Board of Directors has no current intentions or plans to issue any preferred stock, issuance of these shares could also be used as an anti-takeover device.

      Our agreement with Paul Royalty Funds gives Paul Royalty Funds the right to cause us to repurchase its interests at substantial prices in the event of, among other things, a change in control. Our convertible notes are also subject to repurchase, as the option of the holders, upon a change in control.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2003 was $98.5 million and yield to maturity was approximately 1.6%. The weighted-average return on our investments during the year ended December 31, 2003 was approximately 1.9%.

      Certain of our debt, primarily the $18.3 million in borrowings from Wachovia Bank, was established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rate financial obligations for fixed rate obligations. As of December 31, 2003, our total long-term debt, including the revenue interest obligation, was approximately $134.4 million. With respect to $21.4 million of this debt, we were obligated to pay variable interest rates of LIBOR plus between 1/2% and 3/4%. The interest rate swap agreements had a total notional principal amount of approximately $21.4 million as of December 31, 2003. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rates on our December 31, 2003 financial obligations between 2.78% and 5.36%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.1 million at December 31, 2003. Current market pricing models were used to estimate these fair values.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to the financial statements listed in Items 15(a) of Part IV of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

      b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our directors is incorporated by reference from the information to be contained under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2004 Proxy Statement. Information concerning our executive officers is contained in Item 1A. of Part I.

      As part of our system of corporate governance, our board of directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This code of ethics is available on our website at http://www.guilfordpharm.com.

Item 11.	Executive Compensation

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Executive Compensation” in our 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Except for the Equity Compensation Plan information set forth below, the information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” in our 2004 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
	Number of		remaining for
	securities to be	Weighted-average	future issuance
	issued upon	exercise price	under equity
	exercise of	of and rights	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (A))

	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,820,004 (1)	$12.60	1,853,910
Equity compensation plans not approved by security holders	2,172,993 (2)	$14.96	0

Total	5,992,997	$13.45	1,853,910

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Guilford Pharmaceuticals Inc. 1993 Employee Share Option and Restricted Share Plan, as amended, the Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan, and the Guilford Pharmaceuticals Inc. 2002 Plan (the “2002 Plan”). Of these plans, the only plan under which options may be granted in the future is the 2002 Plan.

(2)	Consists of shares to be issued upon exercise of outstanding options granted under the Guilford Pharmaceuticals Inc. 1998 Employee Share Option and Restricted Share Plan (the “1998 Plan”), and shares issuable to the following consultants, in the amounts set forth beside each of their names (collectively, the “Consultant’s Option Arrangements”): Henry Brem (70,000 shares); Robert Langer (142,800 shares); Richard Casey (55,000 shares); Kam Leong (30,000 shares); Newman (35,000 shares); Solomon Snyder (90,000 shares); and Susan Smith (8,000 shares).

Equity Compensation Plans Not Approved by Security Holders

      The disclosure required by paragraph (d)(3) of Item 201 of Regulation S-K for the 1998 Plan and the Consultant’s Option Arrangements is incorporated herein by reference from Note 17 to our Notes To Consolidated Financial Statements set forth on pages F-24 through F-27 of this annual report, under the headings, “Employee Share Option and Restricted Share Plans,” and, “Consultants,” respectively.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Other Relationships,” “Beneficial Ownership of Common Stock,” and “Certain Relationships and Related Party Transactions,” and “Employment Agreements” in our 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Independent Public Accountants” in our 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The following Financial Statements are included in this report:

      (a)(2) Financial Statements Schedules

      The following Schedules are filed as part of this report:

Independent Auditors’ Report	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

      (a)(3) Exhibits

      The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.01A	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
3.01B	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated April 1, 1997 (incorporated by reference to the Registrant’s current Report on Form 8-K filed April 4, 1997).
3.01C	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 19, 1998 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
3.02	Amended and Restated Bylaws as of February 2003 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
4.01	Specimen Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
4.02A	Stockholder Rights Agreement dated September 26, 1995 (incorporated by reference to the Registrant’s Form 8-K filed October 10, 1995).
4.02B	Form of Amendment No. 1 to Stockholder Rights Agreement (incorporated by reference to the Registrant’s Form 8-K, filed October 20, 1998).
10.01A	1993 Employee Share Option and Restricted Share Plan (“1993 Option Plan”) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.01B	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-94530)).
10.01C	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1996).
10.01D	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996).

Exhibit
Number	Description

10.01E	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-56092))
10.01F	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.01G	Form of Stock Option Agreement under the 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.02A	1998 Employee Share Option and Restricted Share Plan, as amended (“1998 Option Plan”) (incorporated by reference to the Registrant’s Form S-8 (No. 333-30814)).
10.02B	Amendment to 1998 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998).
10.02C	Form of Stock Option Agreement under the 1998 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.03A	Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan (“Directors’ Plan”) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.03B	Amendment to Directors’ Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998).
10.03C	Amendment to Directors’ Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1999).
10.03D	Form of Stock Option Agreement under the Directors’ Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.04	Guilford Pharmaceuticals Inc. 2001 Stock Purchase Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-71218)).
10.05	Guilford Pharmaceuticals Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.06	Guilford Pharmaceuticals Inc. 2002 Stock Option and Incentive Plan and form of stock option agreements (“2002 Option Plan”) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.07	Employment Agreement between the Company and Craig R. Smith, M.D (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.08	Employment Agreement between the Company and Andrew R. Jordan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.09	Amendments to employment agreements between the Company and each of Andrew R. Jordan and Craig R. Smith (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 1996).
10.10	Form of Change in Control Severance Agreement (incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998).
10.11	Form of Severance Agreement (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.12	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.13	Form of Tax Indemnity Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.14	Consulting Agreement, dated July 23, 1999, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to Form 10-Q for the quarter ended June 30, 1999).
10.15A †	License Agreement, effective March 18, 1994, between the Company and Research Triangle Institute, a not-for-profit Corporation existing under the laws of North Carolina (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.15B	Appendix A to RTI Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).

Exhibit
Number	Description

10.16†	License Agreement, dated March 15, 1994, between the Company and Scios Nova (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.17†	License Agreement, dated December 20, 1993, between the Company and The Johns Hopkins University (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.18†	Amended and Restated License Agreement, effective November 25, 1998, between the Company and The Johns Hopkins University (incorporated by reference to the Registrant’s Form 10-K filed March 30, 1999).
10.19†	License Agreement, dated December 9, 1995, by and between the Company and Daiichi Radioisotope Laboratories, Ltd (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1995).
10.20†	License and Distribution Agreement, dated October 13, 1995, by and between the Company and Orion Corporation Farmos (incorporated by reference to the Registrant’s Form 10-K/ A for the year ended December 31, 1995).
10.21	License, Development and Commercialization Agreement dated March 2, 2000, between the Company and ProQuest Pharmaceuticals Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).
10.22	Distribution Agreement, dated September 27, 2001, between the Company and National Specialty Services, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.23	Lease Agreement, dated August 30, 1994, between Crown Royal, L.P. and the Company (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 1994).
10.24A	Loan and Financing Agreement between the Maryland Economic Development Corporation (“MEDCO”), the Company and Signet Bank/ Maryland (“Signet”) (“L&F Agreement”) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.24B	Amendment No. 1, dated June 30, 1998, to L&F Agreement (incorporated by reference to the Form 10-Q for the quarter ended June, 1998) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.25	Leasehold Deed of Trust by and between the Company and Janice E. Godwin and Ross Chaffin (as trustees) for the benefit of MEDCO and Signet (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.26A	Insurance Agreement between the Maryland Industrial Development Financing Authority and Signet (“Insurance Agreement”) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1994).
10.26B	Letter, dated April 2, 1996, amending Insurance Agreement (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996).
10.26C	Amendment No. 2, dated June 29, 1998, to Insurance Agreement (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.27	Security Agreement, dated as of February 5, 1998, between First Security Bank, National Association (“First Security”), not individually, but solely as the Owner Trustee under the Guilford Real Estate Trust 1998-1 (the “Trust”) and First Union (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.28	Amended and Restated Trust Agreement, dated as of February 5, 1998 between the Several Holders from time to time parties thereto and the Trust (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.29	Agency Agreement, dated as of February 5, 1998, between the Company and the Trust (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).

Exhibit
Number	Description

10.30	Credit Agreement, dated as of February 5, 1998, among the Trust, the Several Holders from time to time parties thereto and First Union (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.31	Participation Agreement, dated as of February 5, 1998, among the Company, the Trust, the various and other lending institutions which are parties hereto from time to time, as Holders, the various and other lending institutions which are parties hereto from time to time, as Lenders, and First Union (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.32	Lease Agreement, dated as of February 5, 1998, between the Trust and the Company (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.33	MIDFA Agreement, dated June 29, 1998, by and between MIDFA, First Security, the Company and First Union (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.34	Insurance Agreement, dated June 29, 1998, by and between MIDFA and First Union (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1998).
10.35	Term Loan, dated April 30, 1996, as amended on December 6, 1996, by and between the Company and Signet Bank (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996.
10.36†	Asset Transfer and License Agreement between the Company and Merck & Co., Inc., dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K, filed November 12, 2003).
10.37†	Supply Agreement between the Company and Merck Sharp Dohme (Ireland) Limited, dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K, filed November 12, 2003).
10.38	Transition Services Agreement between the Company and Merck & Co., Inc., dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K, filed November 12, 2003).
10.39†	Revenue Interest Assignment Agreement by among the Company, Artery, LLC, GPI Holdings, Inc., Paul Royalty Fund, L.P., and Paul Royalty Fund Holdings II, dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K, filed November 12, 2003).
21.01	Subsidiaries of Registrant (filed herewith).
23.01	Consent of KPMG LLP (filed herewith).
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

      (b) Reports on Form 8-K.

      On November 6, 2003, the Company filed a current report on Form 8-K, the purpose of which was to disclose the Company’s financial results for the fiscal quarter ended September 30, 2003

      On November 12, 2003, the Company files a current report on Form 8-K, the purpose of which was to disclose the Company’s acquisition of the product rights to AGGRASTAT® Injection from Merck and Co., Inc. in the United States and its territories. The Form 8-K further disclosed a revenue interest financing agreement entered into with Paul Royalty Capital.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

By:	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman, President and Chief Executive Officer

March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CRAIG R. SMITH, M.D. Craig R. Smith, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ ANDREW R. JORDAN Andrew R. Jordan	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ GEORGE L. BUNTING, JR. George L. Bunting, Jr.	Director	March 15, 2004

/s/ JOSEPH R. CHINNICI Joseph R. Chinnici	Director	March 15, 2004

/s/ BARRY M. FOX Barry M. Fox	Director	March 15, 2004

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	March 15, 2004

/s/ JOSEPH R. KLEIN, III Joseph R. Klein, III	Director	March 15, 2004

/s/ RONALD M. NORDMANN Ronald M. Nordmann	Director	March 15, 2004

/s/ SOLOMON H. SNYDER, M.D. Solomon H. Snyder, M.D.	Director	March 15, 2004

/s/ W. LEIGH THOMPSON, M.D., PH.D. W. Leigh Thompson, M.D., Ph.D.	Director	March 15, 2004

/s/ DAVID C. U’PRICHARD, PH.D. David C. U’Prichard, Ph.D.	Director	March 15, 2004

Independent Auditors’ Report

The Board of Directors and Stockholders of

Guilford Pharmaceuticals Inc.:

      We have audited the accompanying consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2004

F–1

GUILFORD PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,939	$14,777
Investments	50,261	68,454
Accounts receivable, net	3,460	768
Inventories	2,504	2,993
Prepaid expenses and other current assets	1,787	907

Total current assets	87,951	87,899
Investments — restricted	21,743	18,572
Property and equipment, net	22,395	6,534
Intangible assets, net	82,796	6,589
Other assets	6,438	1,492

	$221,323	$121,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,549	$6,279
Current portion of long-term debt	3,394	3,200
Accrued payroll related costs	4,538	1,700
Accrued contracted services	1,909	3,308
Accrued expenses and other current liabilities	3,590	2,096

Total current liabilities	21,980	16,583
Long-term debt, excluding current portion	88,885	3,720
Revenue interest obligation	42,155	—
Other liabilities	1,103	1,525

Total liabilities	154,123	21,828

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 75,000,000 shares, 34,908,076 and 29,980,063 issued at December 31, 2003 and 2002, respectively	349	300
Additional paid-in capital	377,168	350,352
Accumulated deficit	(303,538)	(249,591)
Accumulated other comprehensive loss	(1,485)	(691)
Note receivable from officer	(85)	(85)
Treasury stock, at cost: 1,055,816 and 79,030 shares at December 31, 2003 and 2002, respectively	(5,209)	(1,027)

Total stockholders’ equity	67,200	99,258

	$221,323	$121,086

See accompanying notes to consolidated financial statements.

F–2

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenues:
Net product sales	$21,717	$14,538	$20,360
Revenues from license fees, milestones and other	5,888	127	174

Total revenues	27,605	14,665	20,534
Costs and Expenses:
Cost of sales	4,110	2,836	2,836
Research and development	33,624	46,103	54,272
Selling, general and administrative	32,076	29,005	29,273
Intangible amortization	1,912	840	840
Acquired in-process research and development	8,093	—	—

Total costs and expenses	79,815	78,784	87,221

Operating loss	(52,210)	(64,119)	(66,687)
Other Income (Expense):
Investment and other income	3,002	5,350	6,870
Revenue interest expense	(1,557)	—	—
Interest expense	(3,182)	(501)	(500)

Net loss	$(53,947)	$(59,270)	$(60,317)

Basic and diluted loss per common share:	$(1.82)	$(1.99)	$(2.14)

Weighted-average shares outstanding to compute basic and diluted loss per share	29,689	29,805	28,249

See accompanying notes to consolidated financial statements.

F–3

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock				Accumulated	Note
			Additional		Other	Receivable			Total
	Number of		Paid-in	Accumulated	Comprehensive	From	Treasury	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Officer	Stock, at Cost	Compensation	Equity

	(In thousands, except share data)
Balance, January 1, 2001	24,318,982	$243	$250,858	$(130,004)	$(823)	$(60)	$(3,277)	$(108)	$116,829
Comprehensive loss:
Net loss				(60,317)					(60,317)
Other comprehensive loss:
Cumulative effect of a change in accounting principle					83				83
Unrealized loss on interest rate swap agreements					(1,146)				(1,146)
Unrealized gain on available-for-sale securities					1,434				1,434

Total other comprehensive loss									371

Total comprehensive loss									$(59,946)

Issuances of common stock	5,509,358	55	98,710						98,765
Exercise of stock options	146,723	2	1,726				(385)		1,343
Distribution of 24,946 shares of treasury stock to 401(k) Plan			150				323		473
Stock option compensation			109						109
Amortization of deferred compensation								56	56

Balance, December 31, 2001	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(3,339)	$(52)	$157,629
Comprehensive loss:
Net loss				(59,270)					(59,270)
Other comprehensive loss:
Unrealized loss on interest rate swap agreements					(452)				(452)
Unrealized gain on available-for-sale securities					217				217
Equity adjustment from foreign currency translation					(4)				(4)

Total other comprehensive loss									(239)

Total comprehensive loss									$(59,509)

Exercise of stock options	5,000		19						19
Distribution of 71,693 shares of treasury stock to 401(k) plan			(390)				932		542
Distribution of 99,986 shares of treasury stock to ESPP plans			(775)				1,299		524
Distribution of 6,197 shares of treasury stock to consultant			(55)				81		26
Extension of note receivable to officer						(25)			(25)
Amortization of deferred compensation								52	52

Balance, December 31, 2002	29,980,063	$300	$350,352	$(249,591)	$(691)	$(85)	$(1,027)	$—	$99,258
Comprehensive loss:
Net loss				(53,947)					(53,947)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					510				510
Unrealized loss on available-for-sale securities					(1,304)				(1,304)

Total other comprehensive loss									(794)

Total comprehensive loss									$(54,741)

Issuances of common stock	4,868,713	48	25,888						25,936
Issuance of warrants			1,226						1,226
Purchase of 1,100,000 million shares for treasury stock							(5,280)		(5,280)
Exercise of stock options	59,300	1	254						255
Distribution of 110,537 shares of treasury stock to 401(k) plan			(489)				975		486
Distribution of 12,677 shares of treasury stock to consultant			(63)				123		60

Balance, December 31, 2003	34,908,076	$349	$377,168	$(303,538)	$(1,485)	$(85)	$(5,209)	$—	$67,200

See accompanying notes to consolidated financial statements.

F–4

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(in thousands, except share data)
Cash Flows From Operating Activities:
Net loss	$(53,947)	$(59,270)	$(60,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gains)/losses on sale of available-for-sale securities	(153)	(394)	478
Depreciation and amortization	6,582	5,433	4,855
Non-cash compensation expense	546	620	638
Non-cash imputed revenue interest expense	1,500	—	—
Acquired in-process research and development	8,093	—	—
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	(3,662)	4,963	(4,460)
Inventories	489	(306)	(519)
Accounts payable and other liabilities	5,337	(1,004)	3,204

Net cash used in operating activities	(35,215)	(49,958)	(56,121)

Cash Flows From Investing Activities:
Purchases of property and equipment	(18,766)	(282)	(286)
Purchase of intangible assets	(86,212)	—	—
Maturities and sales of available-for-sale securities	106,964	83,425	77,192
Purchases of available-for-sale securities	(93,374)	(72,428)	(97,546)

Net cash provided by (used in) investing activities	(91,388)	10,715	(20,640)

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	26,191	19	100,108
Purchase of treasury stock	(5,280)	—	—
Proceeds from sale of treasury stock	—	524	—
Proceeds from issuances of long-term debt	88,527	3,389	3,733
Proceeds from revenue interest obligation	42,000	—	—
Debt issuance costs	(5,230)	—	—
Principal payments on debt and revenue interest obligation	(4,443)	(6,696)	(3,102)

Net cash (used in) provided by financing activities	141,765	(2,764)	100,739

Net (decrease) increase in cash and cash equivalents	15,162	(42,007)	23,978
Cash and cash equivalents at the beginning of year	14,777	56,784	32,806

Cash and cash equivalents at the end of year	$29,939	$14,777	$56,784

Supplemental disclosures of cash flow information:
Net interest paid	$859	$447	$500
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$1,086	$1,475	$510

During 2002, the Company converted a $2,473 payable to Cardinal to a note payable.

See accompanying notes to consolidated financial statements.

F–5

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a fully integrated pharmaceutical company located in Baltimore, Maryland, engaged in the research and development of products that target the hospital and neurology markets. Additionally, the Company sells, markets and distributes proprietary pharmaceutical products.

(2) Acquisition of Assets

      On October 28, 2003, the Company acquired the rights to AGGRASTAT® Injection (“AGGRASTAT®”), from Merck and Co., Inc. (“Merck”), in the United States and its territories, for a purchase price of $84 million, plus a royalty based on net sales of AGGRASTAT® and transaction fees of approximately $2.2 million, pursuant to an Asset Transfer and License Agreement (the “Asset Agreement”) through 2016. From the closing until December 31, 2006, the Company does not pay royalties on net sales less than $40 million. On net sales above $40 million prior to December 31, 2006, and beginning on January 1, 2007, on all net sales of AGGRASTAT®, the Company pays royalties ranging from 5% to 20%, based upon the Company’s achievement of certain net sales thresholds. In connection with the acquisition of AGGRASTAT®, the Company entered into an agreement with Merck through 2014, to supply the Company with its requirements of AGGRASTAT® (the “Supply Agreement”). Additionally, until June 28, 2004, Merck has agreed to provide the Company with certain services related to the transition of AGGRASTAT® from Merck to the Company pursuant to a transition services agreement (the “Transition Agreement”). AGGRASTAT®, a glycoprotein GP IIb/ IIIa receptor antagonist, is used for the treatment of acute coronary syndrome (ACS) including unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction (NSTEMI).

      In order to finance the acquisition, the Company used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, “PRF”) pursuant to a revenue interest assignment agreement (the “Revenue Agreement”). For information on the revenue interest obligation, see Note 10 “PRF Revenue Interest Obligation”.

(3) Summary of Significant Accounting Policies and Practices

     Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated in consolidation.

     Segment Information

      The Company operates in one industry segment, which includes research, development, and commercialization of novel products for the life sciences industry. The Company is managed and operated as one business. A single management team that reports to the Chief Executive Officer comprehensively manages the entire business. The Company does not operate separate lines of business or separate business entities with respect to its product or product candidates. The Company operates primarily from its corporate headquarters located within the United States and derives revenues primarily from its sales to customers within the United States. During the year ended December 31, 2003, approximately six percent of revenue was from customers outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate geographic or product areas and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

F–6

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash Equivalents

      The Company had cash equivalents of $26.5 million and $13.6 million at December 31, 2003 and 2002, respectively, which consisted of money market funds. The Company classifies all highly liquid investments with an original maturity of three months or less at the time of purchase as cash equivalents.

     Investments

      Investment securities at December 31, 2003 and 2002 consist of direct obligations of the U.S. government and U.S. government agencies, asset-backed securities and corporate debt securities. The Company classifies investments at the time of purchase as either available-for-sale or held-to-maturity. Investments in securities that are classified as available-for-sale are carried at their fair values. Unrealized holding gains and losses on available-for-sale securities are excluded from current earnings (loss) and are reported as a separate component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Realized gains and losses on available-for-sale securities are determined on a specific identification basis. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All of the Company’s investments in 2003 and 2002 were classified as available for sale. Dividends and interest income are recognized when earned, regardless of the type of security.

      A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

     Investment in Equity Securities — Cost Method

      Investments in equity securities that are less than 20% of an investee company’s voting stock and where the Company lacks the ability to significantly influence the investee company are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the consolidated statements of operations. A decline in market value of the Company’s investment below cost that is deemed to be other than temporary is an impairment that would result in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the investment is established.

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

     Intangible Assets

      Intangible assets, net of accumulated amortization, includes the cost to reacquire the rights to market, sell and distribute GLIADEL® from Aventis S.A. (“Aventis”) (See Note 8), and the patent, trademark, customer contracts and related customer relationship costs related to the product rights acquisition of AGGRASTAT® from Merck during the fourth quarter of 2003 (See Note 8). The Company is amortizing the intangible assets using the straight-line method over periods varying between 10 to 13 years depending on the intangible asset acquired.

     Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized; but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The adoption of SFAS 142 did not have an impact on the Company’s consolidated financial statements.

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

     Revenue Recognition

      Revenue from sales of GLIADEL® and AGGRASTAT® is recognized when all four of the following criteria are met (i) the Company has persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably. The Company’s credit and exchange policy includes provisions for return of its product that (i) has expired, or (ii) was damaged in shipment.

F–8

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s historical return rate is applied to its unit sales to provide an allowance for future product returns The product return rate is periodically updated to reflect actual experience.

      The primary customer for GLIADEL® is Cardinal Specialty Pharmaceuticals Distribution (or SPD) which sells directly to hospitals. Product demand by this distributor during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically evaluates the distributors inventory position. If the Company believes these levels are too high based on prescription demand, it will either not accept purchase orders from or ship additional product to the distributor until these levels are reduced or it will defer recognition of revenue if it determines that there is excess channel inventory for the product. During the quarter ended September 30, 2003, the Company deferred $0.7 million of sales related to excess GLIADEL® channel inventory. The deferred revenue was recognized in the fourth quarter.

      The Company has three primary wholesalers for AGGRASTAT®, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, who sell directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in the period.

      Collaborative research revenue is recognized, up to the contractual limits, when the Company meets its performance obligations under the respective agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished. Non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Contract and licensing revenue is recognized when milestones are met and the Company’s significant performance obligations have been satisfied in accordance with the terms of the respective agreements. On May 7, 2003, the Company entered into an exclusive license agreement with Pfizer Inc. for a novel class of potential drugs called NAALADase inhibitors. As part of the agreement, the Company is eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of a NAALADase inhibitor. Upon signing the agreement, the Company received a $5.0 million payment from Pfizer. Under the terms of the agreement, the Company does not have continuing involvement relating to the contract. As a result, the payment was recognized as “Revenues from license fees, milestones and other” in the second quarter of 2003. Also in the second quarter of 2003, the Company recognized a $0.6 million milestone payment from Daiichi Radioisotope Laboratories, Ltd., or DRL, its partner in Japan for DOPASCAN® Injection, related to the filing of an application for regulatory approval to market the technology in Japan.

     Research and Development and Royalty Expenses

      Internal research and development costs are expensed as incurred. Third party research and development costs are expensed as performed. For each of the Company’s research and development projects, the Company incurs both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. The Company may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which its general research and development efforts make use of facilities, non-project personnel and other resources. The Company reviews and accrues clinical trials expenses based on estimates of work performed and completion of certain milestones. The Company believes that this method best aligns the expenses it records with the efforts it expends. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Royalty expense related to product sales is recognized concurrently with the recognition of product revenue and included as part of cost of sales. Royalty expense from third-party sales is expensed concurrent with such revenue recognition and is offset against royalty revenue related to third-party sales.

F–9

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Interest Expense

      Related to the revenue interest financing entered into with PRF, the $42.2 million revenue interest obligation was recorded as debt as the Company has significant continuing involvement in the generation of the cash flows due to PRF. Monthly revenue interest payments made to PRF will reduce the future obligation. The obligation will be amortized under the effective interest method. The effective interest method results in an imputed interest rate equivalent to PRF’s internal rate of return on future revenue interest payments. These future revenue interest payments are based on estimated future revenues. The Company will periodically review estimated future revenues and update the imputed interest rate as necessary.

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

	Year Ended December 31

	2003	2002	2001

	(In Thousands)
Net loss, as reported	$(53,947)	$(59,270)	$(60,317)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(11,911)	(13,542)	(16,540)

Pro forma net loss	$(65,858)	$(72,812)	$(76,857)

Loss per share:
Basic and diluted — as reported	$(1.82)	$(1.99)	$(2.14)

Basic and diluted — pro forma	$(2.22)	$(2.44)	$(2.72)

F–10

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income (Loss)

      Under SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income (loss) and its components as part of the Company’s full set of financial statements. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period, except those resulting from investments by owners and distributions to owners. The measurement and presentation of net income (loss) did not change. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Comprehensive income (loss) for years ended December 31, 2003, 2002 and 2001 has been reflected in the Consolidated Statements of Changes in Stockholders’ Equity.

     Earnings (Loss) per Share

      Basic earnings (loss) per share (“EPS”) is computed by dividing earnings (loss) by the weighted-average number of shares outstanding for the period. The computation of diluted EPS is similar to basic EPS except that the weighted-average number of shares outstanding for the period is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on earnings (loss) per share is antidilutive. At December 31, 2003, 2002 and 2001, there were approximately 12,401,429, 263,000 and 332,000 instruments, respectively, that were considered anti-dilutive and accordingly were excluded in the earnings per share calculation. Included in December 31, 2003, are 11,114,423 instruments related to the Company’s convertible subordinated notes.

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

      The Company has an exposure to credit risk in its trade accounts receivable from sales of GLIADEL® and AGGRASTAT®. The Company began selling GLIADEL® on January 1, 2001, primarily in the United States, to hospitals directly and through wholesalers, and to specialty distributors. The Company began selling AGGRASTAT® in the fourth quarter of 2003 in the United States and its territories to hospitals through wholesalers.

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

     New Accounting Standards

      In April 2003, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standard 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements as the Company does not have any instruments that are within the scope of this Statement.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The Company does not have any variable interests in variable interest entities.

F–12

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Investments

      Investments in marketable securities as of December 31, 2003 and 2002 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding	Fair
	Cost	Gains	(Losses)	Value

2003
Available-for-sale
U.S. Government Backed Securities	$24,598	$106	$(206)	$24,498
Corporate Debt Securities	25,064	32	(388)	24,708
Other Debt Securities	1,075	—	(20)	1,055
Restricted Money Market and Certificate of Deposit Accounts	21,743	—	—	21,743

	$72,480	$138	$(614)	$72,004

2002
Available-for-sale
U.S. Government Backed Securities	$57,897	$629	$—	$58,526
Corporate Debt Securities	23,646	210	—	23,856
Other Debt Securities	1,655	—	(11)	1,644
Restricted Money Market Account	3,000	—	—	3,000

	$86,198	$839	$(11)	$87,026

      At December 31, 2003 and 2002, investments of $21.7 million and $18.6 million, respectively are classified as “Investments-restricted” in the accompanying consolidated balance sheets (see Note 9).

      Maturities of investments in marketable securities classified as available-for-sale as of December 31, 2003 were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale
Due in 1 year or less	$38,356	$38,262
Due in 1-5 years	$34,124	$33,742

      Included in investment and other income are net realized gains on disposals of available for-sale securities of $0.2 million in 2003. Proceeds from the sale of available-for-sale securities aggregated $106.9 million in 2003, resulting in gross realized gains of $0.5 million and gross realized losses of $0.3 million.

(5) Accounts Receivable

      Accounts receivable consist of the following (in thousands):

	December 31,

	2003	2002

Trade accounts receivable	$4,276	$795
Less allowance for doubtful accounts	(816)	(27)

	$3,460	$768

F–13

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounts receivable at December 31, 2003 and 2002, include amounts due from our customers for their purchases of GLIADEL®. Sales to the Company’s specialty distributor, hospitals and wholesalers provide for net payments in 91 days, with certain discounts for early payment. In addition, accounts receivable at December 31, 2003 includes amounts due from Merck and Co., Inc., which is providing billing and collection services during the transition period, from sales of AGGRASTAT® to wholesalers. Sales to the wholesalers provide for net payments in 31 days.

      The allowance for doubtful accounts at December 31, 2003, includes $0.8 million relating to a dispute with Cardinal Health Sales and Marketing Services (“Cardinal”) which Specialty Pharmaceuticals Distribution (“SPD”), (formerly know as National Specialty Services, Inc. or NSS), the Company’s specialty pharmaceutical distributor and an affiliate of Cardinal, has offset against an existing trade receivable to the Company.

(6) Inventories

      Inventories consist of the following:

	December 31,

	2003	2002

	(In thousands)
Raw materials	$191	$218
Work in process	275	851
Finished goods	2,038	1,924

	$2,504	$2,993

(7) Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2003	2002

	(In thousands)
Land	$350	$—
Building	18,346	—
Laboratory equipment	5,572	5,473
Manufacturing equipment	2,621	2,616
Computer and office equipment	6,900	6,974
Leasehold improvements	16,236	16,176

	50,025	31,239
Less accumulated depreciation and amortization	(27,630)	(24,705)

	$22,395	$6,534

      In May 2003, the Company acquired the Company’s research and development facility for $18.7 million which has been allocated between land and building. Depreciation and amortization expense on property and equipment amounted to approximately $4.0 million and $4.1 million for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Company disposed of approximately $1.1 million of fully depreciated assets.

F–14

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Intangible Assets and Acquired In-process Research and Development

      On October 28, 2003, the Company acquired the U.S. product rights, including trademarks and patents, to AGGRASTAT® Injection from Merck for approximately $86.2 million, including transaction costs. The Company recorded intangible assets of $78.1 million with estimated lives ranging between 11 and 13 years based on a valuation by a third party and evaluation by the Company’s management and are subject to change. The intangible assets were recorded as follows:

Patents	$53,390
Trademarks	9,750
Customer contracts and related customer relationships	14,712
Other	267

$78,119

      In connection with the acquisition and as calculated by a third-party appraiser, the Company recorded $8.1 million of the estimated purchase price to acquired in-process research and development. The fair value was determined utilizing a present value technique involving a discounted cash flow analysis. Under this approach, fair value reflects the present value of the projected free cash flows that will be generated by the in-process research and development. A 35% risk adjusted discount rate was used in calculating the present value.

      At the date of acquisition, the development of AGGRASTAT® for use in Percutaneous Coronary Intervention (“PCI”) was not complete, had not reached technological feasibility and had no known alternative future uses. Consequently, there is considerable uncertainty as to the technological feasibility of the product for this indication at the date of acquisition. The Company does not foresee any alternative future benefit from the acquired in-process research and development other than specifically related to the PCI indication under development. Significant technological and regulatory approval risks are associated with the development of the product for a PCI indication. Achieving such an indication will require significant amounts of future time, effort, and substantial development costs, which will be incurred by the Company. The efforts required to develop the acquired in-process research and development into commercially viable products include the completion of the clinical-trial testing, regulatory approval and commercialization. The principal risks relating to achieving the indication under development are the outcomes of clinical studies and regulatory filings. Since pharmaceutical products cannot be marketed without regulatory approvals, the Company will not receive any benefits unless regulatory approval is obtained. Accordingly, the portion of the purchase price related to these products under development was allocated to acquired in-process research and development and was expensed at the date of acquisition.

      In October 2000, the Company entered into a Rights Reversion Agreement (the “Rights Reversion Agreement”) with Aventis, pursuant to which the Company reacquired the rights to market, sell and distribute GLIADEL®. In consideration for the reacquisition of these rights, the Company issued to Aventis 300,000 shares of its common stock, valued at approximately $8.0 million, assumed the obligations for product returns subsequent to December 31, 2000, and granted Aventis certain registration rights with respect to such stock. In accordance with the terms of the Rights Reversion Agreement, effective January 1, 2001, the Company has been responsible for all aspects of the worldwide marketing, sale and distribution of GLIADEL® (except in Scandinavia where GLIADEL® is distributed by Orion Corporation Pharma). Upon reacquisition, the Company determined that this intangible asset had a finite life and would be amortized over a life of 10 years.

F–15

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following:

	December 31,

	2003	2002

	(In thousands)
GLIADEL®
Rights reacquisition	$8,412	$8,412

AGGRASTAT®
Patents	53,390	—
Trademarks	9,750	—
Customer contracts and related customer relationships	14,712	—
Other	267	—

	78,119	—

Less accumulated amortization	(3,735)	(1,823)

	$82,796	$6,589

      Amortization expense related to the above intellectual property is expected to be approximately $6.9 million a year for 2004, 2005, 2006, 2007 and 2008.

F–16

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Indebtedness

      Long-term debt and capital leases consists of the following:

	December 31,

	2003	2002

	(In thousands)
Convertible subordinated note, 5% interest paid semi-annually, principal due July 2008	$69,354	$—
Borrowings under term loan payable to Wachovia Bank, National Association, in monthly installments of $78, plus interest at LIBOR + 0.5 (1.67% at December 31, 2003), with final payment due May 2008	18,252	—
Note payable to a commercial bank, interest at LIBOR + 0.625 (1.79% at December 31, 2003), principal is payable in four equal annual installments beginning in April 2003. Interest is payable quarterly beginning in July 2002, until final principal payment is made	2,250	3,000
Borrowings under bond financing arrangement,** payable in monthly installments of $78, plus interest at LIBOR + 0.75% (1.92% at December 31, 2003*), with final payment due December 2004.	941	1,883
Note payable to the City of Baltimore, interest at 2.0% per annum, payable in monthly installments including principal and interest, of approximately $5, with final payment due December 2009	370	433
Capital leases***, interest imputed per lease schedule at rates of 6.5% to 22% per annum, lease schedules expire between January 2004 and December 2004	946	1,024
Borrowings under term loan,** payable in monthly installments of $101, plus interest at LIBOR + 0.625%, with final payment made April 2003	—	406
Other note payable in monthly installments of $42, including principal and interest (4.0%) with final payment due April 2004	166	—
Other note payable in monthly installments of $44, including principal and interest (at 5.5%) with final payment made April 2003	—	174

Total long-term debt	92,279	6,920
Less current portion of long-term debt	(3,394)	(3,200)

Long-term debt, net of current portion	$88,885	$3,720

*	See Note 11

**	Secured by equipment and leasehold improvements

***	See Note 13

F–17

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of long-term debt and capital leases for each of the five years subsequent to December 31, 2003, and thereafter are approximately:

2004	$3,394
2005	2,160
2006	1,752
2007	1,003
2008	83,910
Thereafter	60

Total	$92,279

     Bond Financing Arrangement

      In 1994, the Company entered into an $8.0 million bond financing arrangement with a commercial bank. The bond was issued by the Maryland Economic Development Corporation. At December 31, 2003, 82% of the outstanding borrowings is guaranteed by the Maryland Industrial Development Financing Authority.

     Commercial Loan Agreement

      In May 2002, the Company borrowed $3.0 million from a commercial bank in order to repay a note payable to Cardinal Health. This indebtedness bears interest at the rate of one-month LIBOR plus 0.625% and is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. Interest payments commenced on July 31, 2002 and are quarterly thereafter, until fully paid.

     Term Loan Agreement

      In May 2003, the Company entered into a five year $18.8 million term loan agreement with Wachovia Bank, National Association, the proceeds of which were used to acquire the Company’s research and development facility. As part of the agreement, the Company has effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments of approximately $940,000 per year. The unpaid principal on the loan is due in May 2008. Under the terms of the loan, the Company is required to maintain a restricted cash collateral account in the amount of the unpaid principal of the loan, $18.3 million at December 31, 2003. This restricted cash collateral account is included as “Investments-Restricted” on the consolidated balance sheet.

     Convertible Subordinated Notes

      In June 2003, the Company issued $60 million of convertible subordinated notes (“Notes”) due July 1, 2008. In July 2003, the initial purchasers of the Notes exercised an option to purchase an additional $9.4 million of the Notes under the same terms and conditions of the initial issuance. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 each year, commencing on January 1, 2004. The Notes are convertible at the option of the holder at any time prior to maturity into shares on the Company’s common stock at a conversion price of $6.24 per share. The Company has the option to redeem the Notes on or after July 6, 2006 but prior to July 6, 2007 for 102.00% of the principal amount. If the Company elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount.

F–18

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restrictive Covenants

      The debt agreements referred to above contain restrictions that require the Company to meet certain financial covenants. Under the bond financing arrangement, the Company maintained $0.2 million and $0.3 million at December 31, 2003 and 2002, respectively, as cash collateral (approximately 18.2% of the outstanding principal balance less $100,000). Under the terms of the Wachovia Bank, National Association term loan, the Company maintained as cash collateral $18.3 million at December 31, 2003, which represents the unpaid principal balance of the loan. At December 31, 2002, the Company maintained as cash collateral of $0.4 million, equal to 100% of the outstanding principal balance, in accordance to the term loan paid in full in April 2003. In accordance with the commercial loan agreement, the Company maintained cash collateral of $2.2 million and $3.0 million at December 31, 2003 and 2002, respectively (equal to 100% of the outstanding principal balance). Total collateral is included in the accompanying Consolidated Balance Sheets as “Investments-restricted.” Other covenants preclude the Company from declaring any cash dividends on its common stock without prior written consent.

(10)	PRF Revenue Interest Obligation

      On October 28, 2003, the Company acquired the rights to AGGRASTAT® Injection (“AGGRASTAT®”), from Merck and Co., Inc. (“Merck”), in the United States and its territories, for a purchase price of $84 million, plus a royalty based on net sales of AGGRASTAT®, pursuant to an Asset Transfer and License Agreement (the “Asset Agreement”) through 2016. In order to finance the acquisition, the Company used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, “PRF”) pursuant to a revenue interest assignment agreement (the “Revenue Agreement”). Interest expense is calculated using the effective interest method. The effective interest method results in an imputed interest rate equivalent to PRF’s internal rate of return on estimated future revenue interest payments. These future revenue interest payments are based on estimated future revenues. The Company will periodically review estimated future revenues and update the imputed rate as necessary.

      Under the Company’s arrangement with PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of the Company’s GLIADEL® Wafer (“GLIADEL®”) and AGGRASTAT® net sales up to $75 million, and 2.5% of those annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If combined GLIADEL® and AGGRASTAT® annual net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL® and AGGRASTAT® net sales. If combined GLIADEL® and AGGRASTAT® annual net sales are less than $75 million in any of 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL® and AGGRASTAT® net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that the Company may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each product candidates of the Company), in the case that the Company’s calculated annual obligation(s) to make revenue interest payments under the Revenue Agreement (based upon the combined net sales of GLIADEL® and AGGRASTAT®) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively.

      The Company will pay PRF minimum payments of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007 – 2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to the Company on the resolution of future intellectual property disputes involving GLIADEL® or AGGRASTAT® and on the sale of ex-US marketing rights to

F–19

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLIADEL®. In addition to its revenue interest in the Company’s products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

      As part of the Company’s financing arrangement with PRF, PRF has been granted a security interest in the assets related to GLIADEL® Wafer and AGGRASTAT® Injection. As a result of this security interest, the Company may not be free to utilize those assets at its discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, the Company’s ability to enter into corporate partnerships or strategic alliances with respect to these assets.

      Also in connection with the Company’s arrangement with PRF, the Company has pledged cash and cash equivalents, such as marketable securities, to PRF, initially in the amount of $11.25 million (such pledged amount to be in the amount of the next eight quarters of minimum payments to PRF) as additional evidence of its liquidity. The Company may maintain this pledged account at its discretion; however, if the Company does not, it will be required to maintain at least $20 million of net working capital during the term of the agreement. If the Company does not maintain the pledged account or it does not have $20 million of net working capital, then PRF may exercise a right to require the Company to repurchase its revenue interest at a purchase price that reflects a return to PRF (but is reduced by amounts previously paid to PRF). Regardless of the reason for which PRF may be entitled to require the Company to repurchase its revenue interest (in addition to the liquidity events discussed above, PRF may also require it to repurchase its revenue interest if (1) the Company fails to make its minimum payments to them, (2) the Company sells GLIADEL® and AGGRASTAT® (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of the Company), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147 million.

(11)	Interest Rate Swap Agreements

      The Company entered into interest rate swap agreements with a commercial bank (“counterparty”) to reduce the impact of fluctuations in market interest rates on certain financial obligations (see Note 9). These agreements have a total notional principal amount of approximately $21.4 million at December 31, 2003. Pursuant to these interest rate swap agreements, the Company pays a fixed rate of interest to the counterparty and receives from the counterparty a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, the Company has fixed interest rates on its December 31, 2003 financial obligations between 2.78% and 5.36%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. In the event of non-performance by the counterparty, the Company could be exposed to market risk related to interest rates. When the fair value of the agreements is positive, the counterparty owes the Company, which creates market risk for the Company. Conversely, when the fair value of the agreements is negative, the Company owes the counterparty and, therefore, it does not possess market risk. At December 31, 2003, the fair value of the interest rate swap agreements was a liability of $1.1 million, compared to $1.6 million at December 31, 2002. Current market pricing models were used to estimate fair values of these interest rate swap agreements.

(12)	Restructuring

      On July 30, 2002, the Company announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, the Company recorded a restructuring charge of $1.5 million of which $0.2 million was reversed during the fourth quarter of 2002. The Company’s restructuring plans and associated costs consisted of employee severance costs including severance

F–20

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay, related payroll taxes and insurance, and outplacement services. All terminations and termination benefits were communicated to the affected employees during the third quarter of 2002 and severance benefits were paid in full by August 15, 2003.

(13)	Leases

      In May 2003, the Company acquired the Company’s research and development facility. The Company entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association To finance the acquisition.

      Prior to May 2003, the Company had accounted for the financing arrangement related to the Company’s research and development facility as an operating lease. As a result certain assets and liabilities of the facility were not consolidated in the Company’s financial statements. Had we consolidated the financing related to the operating lease, the pro forma impact on certain categories of our consolidated balance sheet at December 31, 2002, and our net loss for the year ended December 31, 2002, would have been as follows (in thousands):

	As Reported	Pro Forma

Property and equipment, net	$6,534	$23,686
Total assets	121,086	138,238
Total debt	6,920	25,459
Total liabilities	21,828	40,607

Net loss	$(59,270)	$(59,682)

      In October 2002, the Company entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing. The Company’s previous master lease agreement, entered into in August 2001, expired in June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of December 31, 2003, the Company had leased approximately $0.4 million in equipment under this master lease agreement.

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

      The Company’s future minimum lease payments under these non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for years subsequent to December 31, 2003 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2004	$584	$1,661
2005	425	639
2006	—	130
2007	—	—

Total minimum lease payments	1,009	$2,430

Less amounts representing interest	(63)

Present value of net minimum lease payments	946
Less current maturities of capital lease obligations	(536)

Capital lease obligations, excluding current installments	$410

F–21

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for operating leases was approximately $2.9 million, $4.8 million, and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The amount of equipment and related accumulated depreciation recorded under capital leases was $3.6 million and $2.8 million, respectively at December 31, 2003, and $2.5 million and $1.6 million, respectively at December 31, 2002.

(14)	Income Taxes

      As of December 31, 2003, the Company had net operating loss (“NOL”) carryforwards available for federal income tax purposes of approximately $290 million, which expire at various dates between 2010 and 2023. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized. As of December 31, 2003, the Company had tax credit carryforwards of approximately $11.5 million expiring between 2010 and 2023. Approximately $1.0 million of the net operating loss carryforwards result from tax deductions related to equity-based compensation, which when and if realized will be a credit to additional paid-in capital.

      Actual income tax (benefit) expense differs from the expected income tax (benefit) expense computed at the effective federal rate as follows:

	December 31

	2003	2002	2001

	(In thousands)
Computed “expected” tax benefit at statutory rate	$(18,342)	$(20,152)	$(20,508)
State income tax, net of federal benefit	(2,098)	(3,330)	(4,174)
Research and development and other permanent differences	3,064	—	—
General business credit generated	(1,130)	(1,292)	(1,874)
Other, net	425	(318)	223
Increase in valuation allowance	18,081	25,092	26,333

	$—	$—	$—

      Realization of deferred tax assets related to the Company’s NOL carryforwards and other items is dependent on future earnings, which are uncertain. Accordingly, a valuation allowance has been established equal to deferred tax assets which may not be realized in the future, resulting in deferred tax assets being completely reserved for December 31, 2003. The change in the valuation allowance was an increase of approximately $18.1 million in 2003, $25.1 million in 2002, and $26.3 million in 2001.

F–22

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of our deferred tax assets and liabilities as of December 31, 2003 and 2002 are shown below.

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$114,961	$97,299
Research and experimentation credits	11,721	10,587
Compensatory stock grants	887	342
Depreciation	1,286	1,974
Amortization	438	—
Accrued expenses	1,091	1,825
Contribution carryover and capitalized start-up costs	249	537
Other	499	616

	131,132	113,180
Deferred tax liabilities:
Prepaid expenses and other	(374)	(503)

Net deferred tax assets	130,758	112,677
Valuation allowance	(130,758)	(112,677)

Net deferred tax assets	$—	$—

(15)	Capital

      In December 2003, the Company sold 4,807,326 newly issued shares of its common stock to certain institutional investors in a PIPE (Private Investment in Public Equity transaction), resulting in net proceeds to the Company of approximately $25.8 million. In conjunction with this transaction, the investors received seven-year warrants to purchase 961,465 shares of the Company’s common stock at an exercise price of $7.55 per share.

      In June 2001, the Company sold 3,000,000 newly issued shares of common stock to certain institutional investors in a PIPE (Private Investment in Public Equity transaction), resulting in net proceeds to the Company of approximately $56.2 million.

      In January 2001, the Company sold 2,506,000 shares of its common stock to certain institutional investors under a shelf registration, resulting in net proceeds to the Company of approximately $42.6 million.

      The Company repurchased 1,100,000 and 18,867 shares of its common stock at an aggregate cost of approximately $5.3 million, and $0.4 million, during the years ended December 31, 2003 and 2001, respectively.

      In October 2003, the Company acquired the rights to AGGRASTAT® Merck in the United States and its territories. In order to finance the acquisition, the Company entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and certain of its affiliated entities, or PRF. See Note 2 “Acquisition of Assets”. In addition to its revenue interest in the Company’s products, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

      Warrants granted to Amgen, Inc. in 1997, to purchase up to 700,000 shares of the Company’s common stock at an exercise price of $35.15 per share expired during 2002.

F–23

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is authorized to issue up to 4,700,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not required to issue this preferred stock. There were no shares of this preferred stock outstanding at December 31, 2003 or 2002.

(16)	Stockholder Rights Plan

      In September 1995, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights (“Rights”) were granted at the rate of one Right for each share of common stock. All Rights expire on October 10, 2005. At December 31, 2003, the Rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender or exchange offer that would result in its ownership of 20% or more of the Company’s common stock without the approval of the Board of Directors. Each holder of a Right, other than the acquiring person, would be entitled to purchase $120 worth of common stock of the Company for each Right at the exercise price of $60 per Right, which would effectively enable such Rights holders to purchase common stock at one-half of the then current price.

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

(17)	Equity Compensation Plans

Stock Option and Restricted Share Plans

      The Company adopted Stock Option and Restricted Share Plans in 1993, 1998 and 2002 (the “1993 Plan,” the “1998 Plan,” and the “2002 Plan,” respectively, and collectively, the “Plans”). The Plans were adopted to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage these individuals to continue in the employment of the Company and contribute to its success. Eligible individuals include full-time employees of the Company and others whose participation in the Plan is determined by the Board of Directors to be in the best interests of the Company. Employees of the Company generally receive share option grants upon the commencement of their employment, and to the extent approved by the Compensation Committee of the Board of Directors, as a long-term incentive bonus award in February of each year. Share options under the Plans are granted at a price per share equal to the fair market value of the Company’s Common Stock on the day immediately preceding the grant date, or if later, the date that the employee commences employment with the Company. The 1993 Plan and the 2002 Plan permitted the issuance of incentive stock options, but the 1998 Plan does not. Share options granted under the Plans are exercisable for a period of not more than 10 years from the grant date. Share options granted under the Plans vest with respect to 25% of any grant upon the first anniversary of the grant date, and thereafter, the remaining grant vests in 36 equal monthly installments.

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

      As of December 31, 2003, the maximum number of shares issuable under the Plans was 7,354,021, of which 500,000 shares may be issued under the restricted share provisions. During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,171,332, 2,131,132, and 2,098,354 share options and restricted shares under the Plans, respectively. As of December 31, 2003, there were 5,299,697 share options and 200,414 restricted shares outstanding under the Plans, of which, with respect to the share options, 3,360,852 were exercisable as of December 31, 2003. As of December 31, 2003, there were 1,853,910 shares available for grant under the 2002 Plan.

The Directors’ Plan

      The Directors’ Stock Option Plan (the “Directors’ Plan”) was adopted to provide non-employee directors an opportunity to acquire or increase an equity interest in the Company. Under the Director’s Plan 300,000 shares of the Company’s Common Stock were reserved for issuance at an exercise price not less than the fair market value of the Company’s Common Stock on the day immediately preceding the grant date. Share option grants under the Directors’ Plan vest 50% on the first anniversary of the grant date and are 100% vested on the second anniversary of the grant date. As of December 31, 2003, 262,500 share options were outstanding under the Directors’ Plan, of which 262,500 were exercisable. Share options granted under the Directors’ Plan are for a term of 10 years. The Company did not make any share option grants under the Directors’ Plan in 2003 and 2002, and granted 15,000 share options for the year ended December 31, 2001.

      Upon the adoption of the 2002 Plan by the Company’s stockholders in May 2002, the Company terminated the Directors’ Plan with respect to any future option grants. Therefore, the Company may only grant share options to Directors’ under the 2002 Plan. Share options granted to Directors under the 2002 Plan are granted on substantially the same terms and conditions as they were under the Directors’ Plan.

Employee Stock Purchase Plans

      In September 2001, the Company established the 2001 Stock Purchase Plan (the “2001 Stock Purchase Plan”), to encourage and assist employees to acquire an equity interest in the Company. The 2001 Plan is authorized to issue up to 300,000 shares of the Company’s Common Stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase shares of the Company’s Common Stock at 85% of the fair market value of the Common Stock on either the first or last trading day of the offering period, whichever is lower. The 2001 Stock Purchase Plan was not subject to shareholder approval; and therefore, does not currently comply with the requirements of Sections 421 and 423 of the Internal Revenue Code. As of December 31, 2003, the Company has issued 73,438 shares of the Company’s Common Stock under the 2001 Stock Purchase Plan.

      In May 2002, the Company’s shareholders adopted the 2002 Stock Purchase Plan (the “2002 Stock Purchase Plan”), to encourage and assist employees to acquire an equity interest in the Company. The 2002 Stock Purchase Plan is authorized to issue up to 300,000 shares of the Company’s Common Stock. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase shares of the

F–25

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Common Stock at 85% of the fair market value of the Common Stock on either the first or last trading day of the offering period, whichever is lower. As stated, the 2002 Stock Purchase Plan was approved by shareholders; and therefore, is intended to comply with the requirements of Section 423 of the Internal Revenue Code. As of December 31, 2003, the Company has issued 87,935 shares of the Company’s Common Stock under the 2002 Stock Purchase Plan.

Consultants

      In 1995, 1996 and 2000, the Company granted share options to certain of the Company’s consultants. With respect to each share option grant to those consultants, the grant is valid for 10 years from the grant date and is subject to a vesting period based upon either the passage of time or the achievement of certain milestones. Of these share options, 430,800 share options were outstanding and exercisable as of December 31, 2003. The Company recognized $0.1 million in non-cash compensation expense, in accordance with SFAS 123, relating to the value of such share options (as determined using the Black-Scholes pricing model) for the year ended December 31, 2001, and as of the December 31, 2001, compensation expense relating to the share options grants has been fully recognized.

      The following is a summary of the Company’s share option activity and balances as of and for the years ended December 31, 2003, 2002 and 2001:

		Weighted-
		Average
	Share	Exercise
	Options	Price

Balance, January 1, 2001	3,651,096	$18.98
Granted	2,113,354	17.78
Exercised	(146,723)	11.77
Canceled	(163,122)	20.61

Balance, December 31, 2001	5,454,605	18.66

Granted	2,131,132	7.55
Exercised	(5,000)	3.09
Canceled	(1,725,458)	16.94

Balance, December 31, 2002	5,855,279	15.14

Granted	1,171,332	3.88
Exercised	(59,300)	4.30
Canceled	(974,314)	12.63

Balance, December 31, 2003	5,992,997	$13.45

F–26

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Share options outstanding and exercisable by price range are as follows:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	As of	Average	Average	As of	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Contractual Life	Price	2003	Price

$ 0.01 – $10.00	2,670,142	8.0	$6.09	1,010,673	$6.96
10.01 – 20.00	2,621,769	4.8	16.99	2,376,647	16.78
20.01 – 30.00	693,363	5.6	28.27	659,109	28.34
30.01 – 40.00	7,723	3.6	30.70	7,723	30.70

	5,992,997	6.3	$13.45	4,054,152	$16.24

Pro Forma Option Information

      Using the Black-Scholes option pricing model, the per share weighted-average fair value for all share options granted during 2003, 2002 and 2001 was $1.80, $4.69, and $10.00, respectively, on the date of grant with the following weighted-average assumptions.

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.8%	2.6%	4.0%
Volatility	77.3%	76.0%	96.1%
Expected life in years	4	4	4

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

(18)	401(k) Profit Sharing Plan

      The Company’s 401(k) Profit Sharing Plan (the “401(k) Plan”) is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the Internal Revenue Code. The Company may make contributions equal to a percentage of a participant’s contribution or may contribute a discretionary amount to the 401(k) Plan.

      The Company currently elects to match employee contributions with the Company’s common stock equal to 50% of the first 6% of an employee’s voluntary contribution. Such amounts vest 25% per year, based on a participant’s years of service with the Company. The Company has made non-cash contributions of Company stock of approximately $0.5 million for each of the years ended December 31, 2003, 2002 and 2001.

F–27

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Significant Contracts and Licensing Agreements

ProQuest Pharmaceuticals Inc.

      In March 2000, the Company acquired from ProQuest Pharmaceuticals Inc. (“ProQuest”) an exclusive worldwide license to a prodrug of propofol, a widely used anesthetic which the Company is developing under the trade name AQUAVAN® Injection. Pursuant to this transaction, the Company paid approximately $0.7 million for 133,333 shares of common stock of ProQuest and approximately $0.3 million for in-process research and development that was expensed. Under the terms of the agreement, the Company is obligated to make payments based on clinical development milestones and royalties on any product sales. During the second quarter of 2002, the Company achieved a development milestone related to AQUAVAN® Injection, which resulted in a payment due to ProQuest of $0.8 million and the Company receiving additional shares of the common stock of ProQuest. At December 31, 2002, the estimated market value of the Company’s total investment in ProQuest, including the purchases made in the second quarter of 2002, was $0.9 million. As a result, the Company recorded the 2002 milestone payments of $0.8 million as a research and development cost. The estimated market value of the Company’s total investment in ProQuest at December 31, 2003 is $0.9 million.

      The investment in ProQuest is accounted for under the cost method and is included in the accompanying consolidated balance sheets as “Other assets.” ProQuest is a privately held pharmaceutical company based in Lawrence, Kansas.

(20)	Related Party Transaction

      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994 to John P. Brennan, Senior Vice President, Technical Operations, he delivered to the Company a full-recourse note bearing an interest of 5.34% annually in the amount of $60,000. That note, as amended, was due and payable during February 2002, at which time the Company extended the payment date of the note to February 2004. At December 31, 2003, the principal and accrued interest for the note was approximately $93,519. During the first quarter of 2004, the Compensation Committee of the Board of Directors forgave this obligation.

(21)	Commitments and Contingencies

Merck Royalty on AGGRASTAT® Net Sales

      In connection with the acquisition of AGGRASTAT®, the Company granted Merck a royalty based on net sales of AGGRASTAT®. From the closing until December 31, 2006, the agreement provides that Merck will not receive royalty payments on net sales less than $40 million. On net sales above $40 million prior to December 31, 2006, and beginning on January 1, 2007, on all sales of AGGRASTAT®, Merck will receive royalty payments ranging from 5% to 20% of AGGRASTAT® net sales, based upon the Company’s achievement of certain net sales thresholds. The royalty payments to be paid to Merck are calculated as follows:

Calendar Year 2004, 2005 and 2006

0% on AGGRASTAT® Net Sales up to $40,000,000;
10% on AGGRASTAT® Net Sales in excess of $40,000,000 and less than $50,000,000;
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and
20% on AGGRASTAT® Net Sales over $100,000,000.

F–28

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Calendar Year 2007 and succeeding Calendar Years

5% on AGGRASTAT® Net Sales up to $28,000,000;
10% on AGGRASTAT® Net Sales in excess of $28,000,000 and less than $50,000,000;
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and
20% on AGGRASTAT® Net Sales over $100,000,000.

Research and Development Commitments

      The Company has entered into various agreements in order to advance its research and development activities. These agreements may take the form of research and development agreements, consulting agreements and/or licensing agreements. As of December 31, 2003, the Company had committed to fund approximately $10.3 million pursuant to these agreements. Approximately 66% of this amount will be incurred during 2004.

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

Cardinal Health Dispute

      During 2002, the Company terminated its agreement with Cardinal Health to provide a contract sales force. The termination has led to a dispute regarding amounts owed to Cardinal at the termination date. The Company does not believe it has any remaining obligations to Cardinal at December 31, 2002 relative to the agreement; however, Cardinal has asserted that it may be owed $0.8 million. On March 13, 2003, the Company received notice from the parent of Cardinal Health (“Parent”) that Specialty Pharmaceuticals Distribution, or SPD, (formerly known as National Specialty Services Inc.) an affiliate of Cardinal Health and another subsidiary of Parent, was going to offset the amount Cardinal Health claims the Company owes it against an account payable in the amount of approximately $1.8 million that SPD owes the Company, in addition to taking certain unearned prompt payment discounts, also in payment of the amounts that Cardinal Health claims the Company owes it. SPD is the specialty distributor to whom the Company sells GLIADEL®. The Company does not believe that Parent or SPD has the right to make an offset under the Company’s agreement with SPD for amounts that Cardinal Health claims the Company owes it. The Company recorded a reserve of $0.8 million for the SPD receivable that was not paid when due.

General

      The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, there exist no matters that are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

F–29

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	Quarterly Financial Data (unaudited)

2003 Quarter Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$3,463	$10,602	$5,420	$8,120
Gross margin(1)	2,511	3,971	4,327	6,798
Net loss	(11,193)	(5,354)	(13,282)	(24,118)

Net loss per common share(2)	$(0.37)	$(0.18)	$(0.46)	$(0.80)

2002 Quarter Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Revenues	$6,184	$3,591	$3,294	$1,596
Gross margin(1)	5,215	2,559	2,623	1,305
Net loss	(13,524)	(16,835)	(14,571)	(14,340)

Net loss per common share	$(0.45)	$(0.57)	$(0.49)	$(0.48)

(1)	Gross margin is calculated as net product sales less cost of sales.

(2)	Due to rounding, the net loss per common share for the four quarters does not agree to the net loss per common share for the fiscal year ended December 31, 2003.

F–30

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

The Board of Directors and Stockholders

Guilford Pharmaceuticals Inc.:

      Under date of March 12, 2004, we reported on the consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 12, 2004

S–1

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES

SCHEDULE II

(In thousands)

		Additions

Description	Balance	Charged to Costs	Charged to Other			Balance
(Balance sheet caption)	@ 1/1/01	and Expenses	Accounts	Deductions		@ 12/31/01

Allowance for doubtful accounts (Accounts receivable)	$—	$152	$—	$—		$152
Inventory reserve (Inventory)	158	115	—	(36	)(1)	237
Product return reserve (Accrued expenses and other current liabilities)	499	1,111 (2)	—	(859	)(3)	751

		Additions

Description	Balance	Charged to Costs	Charged to Other			Balance
(Balance sheet caption)	@ 12/31/01	and Expenses	Accounts	Deductions		@ 12/31/02

Allowance for doubtful accounts (Accounts receivable)	$152	$(125)	$—	$—		$27
Inventory reserve (Inventory)	237	(163)	—	—		74
Product return reserve (Accrued expenses and other current liabilities)	751	1,314 (2)	—	(1,773	)(3)	292

		Additions

Description	Balance	Charged to Costs	Charged to Other			Balance
(Balance sheet caption)	@ 12/31/02	and Expenses	Accounts	Deductions		@ 12/31/03

Allowance for doubtful accounts (Accounts receivable)	$27	$799	$—	$(10)		$816
Inventory reserve (Inventory)	74	646	—	(386)		334
Product return reserve (Accrued expenses and other current liabilities)	292	1,639 (2)	—	(1,051	)(3)	880

(1)	Disposal of obsolete inventory reacquired pursuant to the reacquisition of the marketing, sales and distribution rights for GLIADEL® (See Note 8 to the footnotes to our consolidated financial statements).

(2)	The provision for product returns is a reduction of gross product sales.

(3)	Product returned pursuant to the Company’s return policy and charged to this reserve.

S–2