Form 10-K/A
period 2003-12-31
GUILFORD PHARMACEUTICALS INC
filed 2004-04-09
CIK 918066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A

(Amendment No. 1)

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

     As of April 7, 2004, approximately 33,932,111 shares of common stock of the Registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004. This amendment clarifies certain information in Part I, Item 1 relating to the description of our intellectual property rights, certain technology licensing agreements and our research and development expenses and updates certain information regarding our NAALADase program. Pursuant to this amendment we are also re-filing exhibit 10.22 to our Form 10-K to include all exhibits thereto.

      Item 1. “Business” of Part I is amended by replacing it in its entirety with the following:

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

Product Candidates

      Our product pipeline consists of product candidates in various stages of clinical and preclinical development. AQUAVAN® Injection, a prodrug of propofol, is in Phase II clinical trials for procedural sedation during brief diagnostic or therapeutic procedures. GPI 1485, our lead neuroimmunophilin ligand compound, is in Phase II clinical trials for the treatment of Parkinson’s disease and peripheral nerve injury. DOPASCAN® Injection is in Phase III clinical trials as an imaging agent to diagnose and monitor the progression of Parkinson’s disease. Our preclinical research programs include the development of NAALADase inhibitor compounds for neuropathic pain and for prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

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

(3)	Currently, AGGRASTAT® Injection does not have a label indication for immediate use in a cardiac catheterization laboratory in percutaneous coronary intervention, or PCI, settings. In order to expand AGGRASTAT® Injection’s label to include PCI, we expect to initiate a Phase III clinical trial of AGGRASTAT® Injection in the PCI setting in 2004.

      The following table summarizes our key research programs:

Pre-Clinical and Research			Collaborative
Programs(1)	Indication	Status	Partner

NAALADase inhibitors	Neuropathic pain	Research	—
	Prostate cancer	Preclinical	—
	Drug addiction	Preclinical	National Institute of Drug Abuse
PARP inhibitors	Head and spinal cord injury	Preclinical	—
	Cancer chemosensitization and radiosensitization	Research	—
GPI 1485	HIV-related dementia and neuropathy	Preclinical	—
Cyclophilin ligands	Ischemia, HIV and age-related macular degeneration and multiple sclerosis	Research	—

(1)	“Pre-clinical” means testing in vitro and in animal models, pharmacology and toxicology testing, product formulation and process development. “Research” means initial research related to specific molecular targets, synthesis of new chemical entities and assay development for the identification of lead compounds.

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

      In October 2000, we reacquired Aventis’ marketing rights to GLIADEL® Wafer for 300,000 shares of our common stock then valued at approximately $8 million. Aventis continued to market GLIADEL®Wafer for a transition period ending December 31, 2000, after which we have been solely responsible for the marketing, sale and distribution of GLIADEL® Wafer except in Scandinavia, where the product continues to be sold by Orion Pharma.

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

     Manufacturing and Raw Materials

      We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient (API) of AGGRASTAT® Injection. AGGRASTAT® Injection finished product is sold in 100 ml and 250 ml pre-mixed bags and 50 ml vials. Merck has agreed to supply us with the finished product of AGGRASTAT®Injection, through its contract manufacturers, Baxter (for bags) until August 2007 and Ben Venue (for vials) and through the end of 2004, or earlier, if we negotiate direct contractual relationships with those manufacturers.

Commercial Operations

      Our commercial operations are comprised of 63 full time sales and marketing specialists, encompassing medical affairs, sales operations, sales training and marketing personnel. This function includes a 49 member United States field sales force, 3 marketing specialists, 5 medical affairs specialists, and 6 people dedicated to additional sales and marketing related functions. They are responsible for the direct sales and marketing of GLIADEL® Wafer and AGGRASTAT® Injection throughout the United States and the sales and marketing of GLIADEL® Wafer outside the United States, through a network of specialty pharmaceutical distributors. We established our commercial operations capabilities in connection with our reacquisition of commercial rights to GLIADEL®Wafer, during the fourth quarter of 2000 and the first quarter of 2001. In order to assist in the distribution of GLIADEL® Wafer in the United States, we engaged Cord Logistics Inc., in November 2000, to handle fulfillment of customer orders.

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

      We currently do not have a clinical development program for DOPASCAN® Injection in the United States; and therefore, do not expect to be applying to the FDA to market and sell DOPASCAN®Injection.

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

      In May 2003, we entered into an agreement granting Pfizer the exclusive right to develop NAALADase inhibitors worldwide, for which Pfizer paid us $5 million upon the execution of the agreement, and was to pay us $10 million on or before March 31, 2004. In March 2004, Pfizer informed us that the milestone payment would not be made and that Pfizer was terminating the agreement. As a result of Pfizer’s termination, all rights to develop and commercialize the NAALADase inhibitor technology granted to Pfizer reverted to us and no further milestone payments or royalties are to be received from Pfizer.

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

Reorganization

      On July 30, 2002, we announced a reorganization of our research and development programs, which included a workforce reduction of 58 employees, most of whom worked in the areas of research and development. In connection with this reorganization, we discontinued further development of our polyphosphoester biopolymer drug delivery program, or PPE Program. The PPE Program included our PACLIMER® Microspheres and LIDOCAINE-PE Microspheres (formerly known as LIDOMER Microspheres) development programs. PACLIMER® Microspheres is a product candidate for investigating controlled, site-specific administration and release of paclitaxel (brand name TAXOL®) for ovarian cancer and non-small cell lung cancer. LIDOCAINE-PE Microspheres is a product candidate for controlled, site-specific administration and release of LIDOCAINE, a commonly used analgesic, for post-operative pain.

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

      Upon FDA approval, a drug may only be marketed in the United States for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-approval testing and surveillance to monitor a drug in larger and more diverse patient populations. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with the FDA’s applicable cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to spend time, money and effort in production, recordkeep-

ing and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with its cGMP regulations. Adverse experiences with the commercialized product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

      The patents covering GLIADEL® Wafer are licensed and expire in the United States in August 2006. The international patents covering GLIADEL® Wafer expire no earlier than 2006 and continue through 2011. The patents covering AGGRASTAT® Injection are licensed and expire no earlier than 2012. The patents covering AQUAVAN® Injection are both licensed and owned and expire no earlier than 2018. The patents covering GPI 1485 are both licensed and owned and expire no earlier than 2015. The patents covering DOPASCAN® Injection are licensed and expire no earlier than 2009. Because we have not yet selected clinical candidates for the remainder of our technologies, information regarding whether patents relating to these technologies are owned or licensed and the dates when these patents expire may not be relevant to the patent protection that may exist for such yet-to-be-selected compounds that we choose to take into clinical trials.

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

     Technology Licensing Agreements

      We have entered into a number of technology licensing agreements through which we have obtained development and commercialization rights to various marketed products, product candidates and research programs.

     GLIADEL® Wafer

      In March 1994, we entered into an agreement (the “GLIADEL®Wafer Agreement”) with Scios Inc. pursuant to which we licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. GLIADEL® Wafer is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. will expire in 2006. In April 1994, Scios assigned all of its rights and obligations under the GLIADEL® Wafer Agreement to MIT. We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate preclinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than GLIADEL® Wafer.

      Under the GLIADEL® Wafer Agreement, we are obligated to pay a royalty of 4% on all net sales of products incorporating the technology covered by the agreement, as well as 25% of all proceeds from sublicensees and 4% of proceeds from corporate partners. Additionally, we were required to pay MIT $8,000 annually as advanced royalty payments under the license agreement until the first commercial sale of GLIADEL and were subject to a minimum annual royalty payment requirement of $15,000, $24,000 and $24,000, for the first three years of commercial sales of the product. For a particular country, our obligation to pay a royalty on net sales expires upon the later to occur of (i) the expiration of the relevant patent rights in such country or (ii) 15 years after the first sale of a commercial product derived from the licensed technology in such country. We also are obligated to meet certain development milestones. As of December 31, 2003, we had paid a total of approximately $3 million in royalty payments to Scios and MIT under this license agreement.

      Each party may terminate the agreement if the other party materially breaches the agreement, subject to prior notice to and an opportunity to cure by the offending party. Additionally, we may terminate the agreement at any time with six months prior written notice to MIT. Upon termination of the agreement (other than because of a material breach by MIT) all license rights revert to MIT, subject to our limited right to use the licensed technology for a 90-day transition period following termination of the agreement. Although we believe that we can comply with our obligations, our failure to perform these obligations could result in losing our rights to new polymer-based products.

      In addition to the GLIADEL® Wafer Agreement, we have entered into an agreement with Orion Pharma for the distribution and marketing of GLIADEL® Wafer in Scandinavia, the existence and terms of which we do not believe are material to our business.

     AQUAVAN® Injection

      In March 2000, we entered into a license agreement with ProQuest Pharmaceuticals Inc., or ProQuest, which granted us exclusive worldwide development and commercialization rights to AQUAVAN® Injection. Under the terms of the license agreement, we made an upfront payment of $1 million to ProQuest, of which $250,000 was used to acquire an equity position in the company. In addition, we are required to make the following payments to ProQuest based on the achievement of certain development milestones: $250,000 following the dosing of the first human patient; $750,000 following the dosing of the first human patient in a Phase II clinical trial; $1 million following the dosing of the first human patient in a Phase III clinical trial; $2 million following submission of an NDA that would enable the general marketing of AQUAVAN® in a particular country; and $5 million upon receipt of clearance to market and sell AQUAVAN® in the United States ($3 million for the first European country to permit the marketing and sale of AQUAVAN® and $1 million upon the receipt of approval to market and sell AQUAVAN® in Japan). As of December 31, 2003, we had paid a total of $2 million in milestone payments to ProQuest under this license agreement.

      We are also required to pay ProQuest royalties ranging from 5% to 9% of net sales of AQUAVAN®, based on our achievement of certain net sales thresholds. Royalties are payable upon a country by country basis until the last to expire of the patent or patents covering AQUAVAN® in such country, or in the case of countries in which no patents have been issued, until the last to expire of the patents for AQUAVAN® in the United States, France, Germany and the United Kingdom.

      The license agreement may be terminated by us at any time upon 60 days prior written notice to ProQuest and by ProQuest upon, among other events, a material breach by us of the terms of the license agreement (subject to prior notice and an opportunity to cure) or upon our failure to achieve certain development and commercialization milestones. Upon termination of the license agreement (other than because of a material breach by ProQuest), all licensed rights to AQUAVAN® revert to ProQuest, subject to our limited right to use the licensed technology for a six month transition period following termination of the license agreement.

     DOPASCAN® Injection

      We obtained exclusive worldwide rights to DOPASCAN® Injection pursuant to a March 1994 license agreement (the RTI Agreement) with Research Triangle Institute (RTI), which grants us rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain which are or may be useful as dopamine neuron imaging agents. DOPASCAN® Injection and certain related precursors and analogues are covered by U.S. patents, which expire in 2009, as well as certain related international patents and patent applications. Under the RTI Agreement, we have paid RTI a total of $800,000 as reimbursement for certain past, patent-related expenses and as annual payments pursuant to an agreement to support mutually agreed-upon research that was conducted at RTI through March 1999. In addition, we are obligated to pay RTI a royalty of 6.5% of gross revenues we receive from products derived from the licensed technology and from sublicensee proceeds and to make the following minimum royalty payments following the first commercial sale of such products: $15,000, $30,000 and $60,000 during each of the first, second and each successive year thereafter, respectively. We must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. No payments to RTI are required in connection with meeting these performance milestones.

      The license agreement expires on the date of expiration of the last patent licensed under the agreement or upon 120 days written notice by either party to the other. The parties also may terminate the license agreement for cause upon a material breach or default by the other party, subject to prior notice to and an opportunity to cure by the offending party. Upon termination of the license agreement by RTI for cause, all licensed rights revert to RTI, subject to our limited right to use the licensed technology for a six-month transition period following termination of the license agreement. Accordingly, our failure to perform our obligations under the RTI Agreement in the future could result in termination of the license, and loss of our right to use this technology.

      We do not currently plan to commercialize DOPASCAN® Injection in the United States.

      In addition to the RTI Agreement, we have entered into sublicense agreements with MAP and DRL for the development and commercialization of DOPASCAN® Injection in Europe and Japan, respectively, and with MNI for the use of DOPASCAN® Injection for research purposes, the existence and terms of which for each sublicense agreement we do not believe are material to our business.

     GPI 1485/Neuroimmunophilin Ligand Program

      We have entered into exclusive worldwide license agreements with Johns Hopkins, to patents covering the neurotrophic use of neuroimmunophilin ligands. These agreements require us to reimburse Johns Hopkins for costs associated with preparing, filing, maintaining and prosecuting their patents. The agreements also required us to make approximately $70,000 in an up-front payment and an annual maintenance fee of $5,000. In addition, we are required to make the following milestone payments under these agreements: $100,000 upon the first U.S. IND for a licensed product and $200,000 upon the first FDA approval for commercial sale of a licensed product. We are also required to pay a royalty of 3% on net sales on licensed products and of 2% on any proceeds we receive from sublicenses of licensed products. Further, we are required to expend at least $100,000 per year to develop the licensed products. No milestone payments have been paid by us to Johns Hopkins under this license agreement. Amgen, our former corporate partner under this license agreement, paid a milestone payment of $100,000 to Johns Hopkins upon receipt of the first U.S. IND for a licensed product.

      For a particular country, the license agreements expire on the date of expiration of the last patent licensed in that country, or if no patents have been issued in that country, in 2018. The parties also may terminate the license agreements for cause upon a material breach or default by the other party, subject to prior notice to and an opportunity to cure by the offending party. In the event of termination of these licenses, we would lose our rights to use the licensed technology.

     PPE Program

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

      As previously mentioned, we have discontinued our PPE Program and are not pursuing further the development and commercialization of the patent rights granted to us under the foregoing license agreements. Accordingly, our only on-going obligation under these licenses is for the payment of certain de minimis patent maintenance costs.

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

      There are two other GP IIb/IIIa inhibitors that compete with AGGRASTAT® Injection: INTEGRELIN® Injection; and ReoPro®. ReoPro®, which is marketed by Eli Lilly, was the first to come to market and is used predominantly at the time of percuteaneous coronary intervention (PCI). Currently, ReoPro has about a 30% dollar share of the IIb/IIIa market. INTEGRELIN® Injection, which is marketed through a co-promotion between Millennium and Schering, has a broader indication than ReoPro® allowing the product to be used both at the time of PCI, as well as prior to PCI. INTEGRELIN®Injection is currently the market leader in the IIb/IIIa market with approximately 60% of the dollar share. In some medical institutions, Angiomax® is being used as a replacement for IIb/IIIa inhibitors in PCI but that use is generally limited to low-risk and elective PCI patients.

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

      The anesthesia/sedation field is concentrated in the United States mainly among four major companies (Baxter International Inc., Abbott Laboratories, AstraZeneca PLC, and Jones Pharma Inc.), with several other companies doing research in the field. There are numerous products currently on the market that are accepted as relatively safe and effective anesthetic agents and sedation agents. In addition, we are aware of several companies that are seeking to develop water soluble formulations of propofol. We cannot be sure that we can successfully develop AQUAVAN® Injection into a safe and effective drug or that it will be cleared for marketing. Even if we are able to market AQUAVAN® Injection, the commercial prospects for it will depend heavily on its safety and efficacy profile relative to alternatives then available in the market.

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

      Beginning in fiscal year 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999, through December 31, 2003, we incurred, in the aggregate, costs of $104.9 million for our pharmaceutical technologies platform, $34.1 million for our biopolymer technologies platform, and $83.8 million of indirect expenses. From our inception in July 1993 through December 31, 1998, we incurred a total of $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following exhibits are filed herewith:

Exhibit
Number	Description

10.22	Distribution Agreement, dated September 27, 2001, between the Company and National Specialty Services, Inc, including exhibits (filed herewith)
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

By:	/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman, President and Chief Executive Officer

Date: April 9, 2004