Form 10-Q
period 2004-03-31
GUILFORD PHARMACEUTICALS INC
filed 2004-05-10
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 6, 2004

Common Stock, $.01 par value	33,951,574

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2003.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly our financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three-month period ended March 31, 2004. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,071	$29,939
Investments, net	47,493	50,261
Accounts receivable, net	4,453	3,460
Inventories, net	2,824	2,504
Prepaid expenses and other current assets	2,227	1,787

Total current assets	69,068	87,951
Investments – restricted	21,465	21,743
Property and equipment, net	21,532	22,395
Intangible assets, net	81,074	82,796
Other assets	6,364	6,438

	$199,503	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,161	$8,549
Current portion of long-term debt	3,056	3,394
Accrued payroll related costs	1,750	4,538
Accrued contracted services	1,735	1,909
Accrued expenses and other current liabilities	3,903	3,590

Total current liabilities	17,605	21,980
Long-term debt, excluding current portion	88,578	88,885
Revenue interest obligation	42,921	42,155
Other liabilities	1,390	1,103

Total liabilities	150,494	154,123

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $.01 per share; authorized 75,000,000 shares, 34,946,594 and 34,908,076 issued at March 31, 2004 and December 31, 2003, respectively	349	349
Additional paid-in capital	377,294	377,168
Accumulated deficit	(321,606)	(303,538)
Accumulated other comprehensive loss	(2,023)	(1,485)
Note receivable from officer	—	(85)
Treasury stock, at cost; 1,014,483 and 1,055,816 shares at March 31, 2004 and December 31, 2003, respectively	(5,005)	(5,209)

Total stockholders’ equity	49,009	67,200

	$199,503	$221,323

      See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenues:
Net product sales	$8,727	$3,404
Revenues from license fees, milestones and other	201	59

Total revenues	8,928	3,463
Costs and Expenses:
Cost of sales	991	893
Research and development	9,373	7,787
Selling, general and administrative	11,747	6,511
Intangible amortization	1,722	210

Total costs and expenses	23,833	15,401

Operating loss	(14,905)	(11,938)
Other income (expense):
Investment and other income	478	864
Revenue interest expense	(2,335)	—
Interest expense	(1,306)	(119)

Net loss	$(18,068)	$(11,193)

Basic and diluted loss per common share:	$(0.53)	$(0.37)

Weighted-average shares outstanding to compute basic and diluted loss per share	33,921	29,916

      See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2004
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable		Total
	Number of		Paid-in	Accumulated	Income	From	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Equity

Balance, January 1, 2004	34,908,076	$349	$377,168	$(303,538)	$(1,485)	$(85)	$(5,209)	$67,200

Comprehensive loss:
Net loss				(18,068)				(18,068)
Other comprehensive loss:
Unrealized loss on interest rate swap agreements					(287)			(287)
Unrealized loss on available-for-sale securities					(251)			(251)

Total other comprehensive loss								(538)

Total comprehensive loss								$(18,606)

Forgiveness of officer loan						85		85
Issuance of common stock	38,518		171					171
Distribution of 41,333 shares of treasury stock to ESP plan			(45)				204	159

Balance, March 31, 2004	34,946,594	$349	$377,294	$(321,606)	$(2,023)	$—	$(5,005)	$49,009

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(18,068)	$(11,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gains)/losses on sale of available-for-sale securities	19	(90)
Depreciation and amortization	3,282	1,039
Non-cash compensation expense	85	85
Non-cash imputed revenue interest expense	729	—
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	(1,574)	(2,119)
Inventories	(320)	330
Accounts payable and other liabilities	(4,037)	(4,307)

Net cash used in operating activities	(19,884)	(16,255)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(201)
Maturities and sales of available-for-sale securities	14,165	24,778
Purchases of available-for-sale securities	(11,684)	(5,826)

Net cash provided by investing activities	2,481	18,751

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	171	—
Proceeds from issuances of treasury stock	159	—
Principal payments on debt	(795)	(983)

Net cash used in financing activities	(465)	(983)

Net increase (decrease) in cash and cash equivalents	(17,868)	1,513
Cash and cash equivalents at the beginning of period	29,939	14,777

Cash and cash equivalents at the end of period	$12,071	$16,290

Supplemental disclosures of cash flow information:
Net interest paid	$3,665	$87
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$150	$678

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

1.     Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a fully integrated pharmaceutical company located in Baltimore, Maryland, engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets.

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

Revenue Recognition/Net Product Sales

      Revenue from sales of GLIADEL® Wafer (“GLIADEL®”) and AGGRASTAT® Injection (“AGGRASTAT®”) are recognized when the following four criteria are met (i) the Company has persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed, and (iv) collection is reasonably assured. The Company’s credit and exchange policy includes provisions for return of its product that (i) has expired, or (ii) was damaged in shipment.

      The Company’s historical return rate is applied to its unit sales to provide an allowance for future product returns. The product return rate is periodically updated to reflect actual experience.

      The primary customer for GLIADEL® is Cardinal Health Specialty Pharmaceuticals Distribution (SPD), a division of Cardinal Health, Inc. which sells directly to hospitals and was formerly known as National Specialty Services, Inc. Product demand by SPD during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically evaluates SPD’s inventory position. If the Company believes these levels are too high based on prescription demand, it will either not accept purchase orders from, or ship additional product to, SPD until these levels are reduced or it will defer recognition of revenue if it determines that there is excess channel inventory for the product.

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

Revenue Interest Obligation

      The revenue interest obligation entered into with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, “PRF”), in the fourth quarter of 2003, was recorded as debt as the Company has significant continuing involvement in the generation of the cash flows due to PRF. The obligation will be amortized under the effective interest method. The Company utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation. The Company will periodically review estimated future revenues and update the imputed interest rate as necessary.

Stock Based Compensation

      The Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148 have been incorporated herein.

      The Company continues to account for stock based compensation under APB No. 25. If Statement No. 123 would have been applied it would have had the following impact:

	March 31,	March 31,
	2004	2003

	(In thousands)
Net loss, as reported	$(18,068)	$(11,193)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,855)	(3,629)

Pro forma net loss	$(20,923)	$(14,822)

Loss per share:
Basic and diluted — as reported	$(0.53)	$(0.37)

Basic and diluted — pro forma	$(0.62)	$(0.50)

      Net loss, as reported, does not include any stock-based compensation expense determined under the intrinsic value method.

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

3.     Accounts Receivable

	March 31,	December 31,
	2004	2003

	(In thousands)
Trade accounts receivable	$4,465	$4,276
Less allowance for doubtful accounts	(12)	(816)

	$4,453	$3,460

      Accounts receivable at March 31, 2004 and December 31, 2003, include amounts relating to sales of GLIADEL® and AGGRASTAT®. Sales of GLIADEL® to the Company’s specialty distributor, hospitals and wholesalers provide for net payments in 91 days, with certain discounts for early payment. Additionally, amounts due from Merck and Co., Inc., which is providing billing and collection services on a transitional basis, for sales of AGGRASTAT® to wholesalers is included in accounts receivable at March 31, 2004 and December 31, 2003. Sales of AGGRASTAT® to the wholesalers provide for net payments in 31 days.

      At December 31, 2003, the allowance for doubtful accounts included $0.8 million relating to a dispute with Cardinal Health Sales and Marketing Services (“Cardinal”) that SPD, the Company’s specialty pharmaceutical distributor and a division of Cardinal, offset against an existing trade receivable to the Company. In the first quarter of 2004, the Company wrote-off the receivable due from SPD.

4.     Inventories

	March 31,	December 31,
	2004	2003

	(In thousands)
Raw materials	$139	$191
Work in process	385	275
Finished goods	2,300	2,038

	$2,824	$2,504

      Inventories are net of applicable reserves and allowances. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in our development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

5.     Intangible Assets

      Intangible assets and related accumulated amortization consist of the following:

	March 31,	December 31,
	2004	2003

GLIADEL® rights reacquistion	$8,412	$8,412
AGGRASTAT®
Patents	53,390	53,390
Trademarks	9,750	9,750
Customer contracts and related customer relationships	14,712	14,712
Other	267	267

Total AGGRASTAT®	78,119	78,119

Less accumulated amortization	(5,457)	(3,735)

Total	$81,074	$82,796

      The Company is amortizing the intangible assets over periods varying between 10 to 13 years. Amortization expense of intangible assets was $1.7 million and $0.2 million for the quarters ended March 31, 2004 and 2003, respectively. Amortization expense is expected to be $6.9 million a year for 2004, 2005, 2006, 2007 and 2008.

6.     Revenue Interest Obligation

      On October 28, 2003, the Company acquired the rights to AGGRASTAT® from Merck and Co., Inc., in the United States and its territories, for a purchase price of $84.0 million. In order to finance the acquisition, the Company used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to a revenue interest assignment agreement. In addition to its revenue interest in the Company’s products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share. Under the Company’s arrangement with PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of the Company’s GLIADEL® and AGGRASTAT® net sales up to $75.0 million, and 2.5% of those annual net sales in excess of $75.0 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. This revenue interest percentage can increase if the Company fails to meet contractually specified levels of annual net sales of products for which PRF is entitled to receive its revenue interest.

      Revenue interest expense of $2.3 million was recorded for the three months ended March 31, 2004. Interest expense is calculated using the effective interest method. The Company utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation. The Company will periodically review estimated future revenues and update the imputed interest rate as necessary.

      Under the revenue interest agreement, the Company will pay PRF on a quarterly basis minimum payments totaling $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007 – 2009 and $12.5 million in each of 2010 – 2012. During the first quarter, the Company paid to PRF $1.25 million related to the minimum payments.

      As part of the Company’s financing arrangement with PRF, PRF has been granted a security interest in the assets related to GLIADEL® and AGGRASTAT®. As a result of this security interest, the Company may not be free to utilize those assets at its discretion, such as selling or out-licensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition the Company’s ability to enter into corporate partnerships or strategic alliances with respect to these assets.

      Also in connection with the Company’s arrangement with PRF, the Company has agreed to set aside cash and cash equivalents, such as marketable securities, to PRF, in the amount of $11.9 million (such amount to be in the amount of the next eight quarters of minimum payments to PRF) as additional evidence of its liquidity. The Company may maintain this account at its discretion; however, if the Company does not, it will be required to maintain at least $20 million of net working capital during the term of the agreement. If the Company does not maintain the account or it does not have $20.0 million of net working capital, then PRF may exercise a right to require the Company to repurchase its revenue interest at a purchase price that reflects a return to PRF (but is reduced by amounts previously paid to PRF). PRF may also require the Company to repurchase its revenue interest if (1) the Company fails to make its minimum payments to them, (2) the Company sells GLIADEL® and AGGRASTAT® (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of the Company. Regardless of the reason for which PRF may be entitled to require the Company to repurchase its revenue interest (in addition to the liquidity events discussed above), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147.0 million.

7.     Related Party Transaction

      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994 to John P. Brennan, Senior Vice President, Technical Operations, Mr. Brennan delivered to the Company a full-recourse note bearing an interest rate of 5.34% annually in the amount of $60,000. That note, as amended, was due and payable during February 2002, at which time the Company extended the payment date of the note to February 2004. In January 2004, the Compensation Committee of the Board of Directors forgave the obligation under the note, which at the time equaled approximately $94,200 of principal and interest. The forgiveness of the note was a taxable event for Mr. Brennan and Mr. Brennan is responsible for the tax obligations. The forgiveness of the note was in connection with the planned retirement of Mr. Brennan from the Company, which will be effective May 2005. Until his effective retirement date, Mr. Brennan will be transitioning his duties to his respective successors in the areas of manufacturing, logistics, facilities and employee safety and health.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate,” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” contained in Item 5 of Part II of this quarterly report. Investors should review this quarterly report in combination with these risk factors, in order to have a more complete understanding of the principal risks associated with an investment in our securities. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

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

      We currently have two marketed products: GLIADEL® Wafer (GLIADEL®) and AGGRASTAT® Injection (AGGRASTAT®). GLIADEL® provides targeted, site-specific chemotherapy for the treatment of malignant glioma at the time of initial surgery, in conjunction with radiation and chemotherapy, and for the treatment of recurrent glioblastoma multiforme. AGGRASTAT® is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome, or ACS. We acquired the rights to AGGRASTAT® in the United States and its territories and possessions from Merck & Co., Inc. (Merck) in October 2003.

      Our product pipeline consists of product candidates in various stages of clinical and preclinical development. Two Phase II clinical trials of AQUAVAN®, a prodrug of propofol, for procedural sedation during brief diagnostic or therapeutic procedures were completed in late 2003. GPI 1485, a lead clinical candidate in our neuroimmunophilin ligand program, is in Phase II clinical trials for the treatment of Parkinson’s disease and peripheral nerve injury. DOPASCAN® Injection, an imaging agent used to diagnose and monitor the progression of Parkinson’s disease, is in registration in Japan and Finland by our corporate collaborators. Our preclinical research programs include the development of NAALADase inhibitor compounds for prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

      We recently met with the FDA regarding results from our AQUAVAN® Phase II clinical trials and discussed plans for the Phase III clinical program. Following submission of the first Phase III study protocol to the FDA, we anticipate initiating the Phase III program studying AQUAVAN® Injection for procedural sedation during 2004.

      During the first quarter of 2004, we began the marketing of AGGRASTAT® for the treatment of ACS. We continued our preparations for the initiation of a Phase III clinical program studying AGGRASTAT® for use in percutaneous coronary intervention, or PCI, in order to try and expand the label for the product. In March and May 2004, we held pre-Phase III meetings with the FDA to discuss our plans for a Phase III PCI trial. Based on the outcome of these meetings, we are considering making some trial design changes. Through both the expansion of our marketing efforts for the use of AGGRASTAT® to treat ACS and our efforts to expand AGGRASTAT®’s label for use in PCI, we expect to achieve our goal of significantly expanding top line revenues through a broader hospital-based commercial portfolio.

      We have financed our operations since inception in July 1993, primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® and more recently AGGRASTAT®, funding pursuant to collaborative and partnering agreements, a revenue interest obligation with Paul Royalty Fund, L.P. and certain of its affiliated entities (PRF), and proceeds from loans or other borrowings. Until such time as we become sustainably profitable, any or all of these financing vehicles or others may be utilized to fund our future capital requirements.

Results of Operations — Revenue

      For the quarters ended March 31, 2004 and 2003, we recognized revenues of $8.9 million and $3.5 million, respectively. These revenues consisted of the following:

	March 31,

	2004	2003

Net Product Revenue
GLIADEL®	$5.5	$3.4
AGGRASTAT®	3.2	—
Revenue from license fees, milestones and other	0.2	0.1

Total Revenue	$8.9	$3.5

      AGGRASTAT® product sales of $3.2 million for the quarter contributed to the $5.4 million increase in revenue year over year. The remainder of the increase results from a $2.1 million increase in GLIADEL® product sales quarter over quarter. We believe that the increase in quarterly GLIADEL® sales over the prior year is principally attributable to the FDA notification on February 25, 2003 that our amended sNDA to market GLIADEL® for use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation was approved and reflects having a full quarter in 2004 during which the product was marketed under this expanded label. During these periods, we sold GLIADEL® (i) directly to a specialty distributor, (ii) directly to hospitals, (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, (iv) to distributors located outside the United States for resale by distributors in non-United States markets and (v) directly to a corporation for use in clinical trials.

     Revenue – GLIADEL® product sales

      For the quarters ended March 31, 2004 and 2003, we recognized GLIADEL® revenues of $5.5 million and $3.4 million, respectively. These revenues were sold through the following channels:

	March 31,

	2004	2003

Specialty Distributor sales	$3.8	$2.7
Direct Hospital sales	0.8	0.6
International sales	0.5	0.1
Other	0.4	—

Total GLIADEL® net product sales	$5.5	$3.4

      GLIADEL® net sales to customers within the United States were approximately $5.0 million and $3.3 million for the three-month period ended March 31, 2004 and 2003, respectively. The remaining units were sold outside the United States, including Europe and Canada, either through distributors or directly to hospitals.

      Approximately $3.8 million (364 units) or 69% and $2.7 million (248 units) or 79% of GLIADEL® treatments sold during the three-month periods ended March 31, 2004 and 2003, respectively, were sold to Cardinal Health Specialty Pharmaceuticals Distribution, or SPD, a division of Cardinal Health Inc., that was formerly known as National Specialty Services, Inc. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to SPD, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. SPD receives a discount on its purchases of GLIADEL® based on the amount of capital it has committed to the product as of the date of its purchases, and a discount for timely payment. We have the ability to accept or reject purchase orders from SPD at our sole discretion. For the three-month periods ended March 31, 2004 and 2003, SPD sold 401 and 278 units, respectively, to hospitals and wholesalers.

      For the three-month periods ended March 31, 2004 and 2003, approximately $1.3 million, or 24% and $0.7 million, or 21% of GLIADEL® net sales, respectively, resulted from sales directly to hospitals, drop shipments to hospitals pursuant to purchase orders from wholesalers, or to distributors outside of the United States. Substantially all of these sales to hospitals and wholesalers included our normal payment terms, including discounts for early payment. The remaining $0.4 million of GLIADEL® net sales for the three month period ended March 31, 2004 were sold to a corporation for use in a competitive clinical trial.

 Revenue – AGGRASTAT® product sales

      During the first quarter of 2004, all of our sales of AGGRASTAT® were made directly to wholesalers. Three wholesalers accounted for approximately $3.1 million net sales of AGGRASTAT®. All AGGRASTAT® net sales occurred in the United States and its territories and possessions. Sales of AGGRASTAT® to the wholesalers provide for net payments in 31 days. Since the acquisition of AGGRASTAT®, we have increased the size of our sales force and completed a training program for the entire sales and marketing teams. These re-launch efforts will focus on increasing demand for the product in the ACS market.

Cost of Sales and Gross Margin

	March 31,

	2004	2003

GLIADEL®	$0.8	$0.9
AGGRASTAT®	0.2	—

Total Cost of Sales	$1.0	$0.9

      GLIADEL® cost of sales includes the cost of materials, labor, overhead and royalties paid to the Massachusetts Institute of Technology pursuant to a license agreement. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for GLIADEL® for the three-month periods ended March 31, 2004 and 2003 was 85% and 74%, respectively. The gross profit percentage in the first quarter of 2003 was negatively impacted by a write off of inventory of approximately $0.4 million that we determined did not meet product specifications through regular quality control testing. The cost to manufacture GLIADEL® can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL®, and accordingly, gross profit percentage, to fluctuate from year to year.

      For the three months ended March 31, 2004, the gross profit percentage for AGGRASTAT® was 94%. We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient of AGGRASTAT® until December 31, 2014. Merck has agreed to supply us with finished product of AGGRASTAT®, through its contract manufacturers, Baxter for bags until August 2007, and Ben Venue for vials through the end of 2004. We may and expect to negotiate direct contractual relationships with these manufacturers in the future.

Research and Development Expenses

      Beginning in fiscal year 1999, the Company began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999 through March 31, 2004, the Company has incurred, in the aggregate, costs of $111.5 million in pharmaceutical technologies, $34.3 million for its biopolymer technologies, and $86.4 million of indirect expenses. From our inception in July 1993 through December 1998, the Company recorded $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies. Our research and development projects are currently focused on pharmaceutical research and development. For our biopolymer technologies, we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN® Injection	Phase II	Active
AGGRASTAT® Injection for PCI indication	Phase III	Active
NAALADase inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other CNS projects	Research	Active
PARP inhibitors	Research	Active
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMER™ Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, non-specific research and development management and other administrative overhead are generally allocated to research and development based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. Because of the uncertainties involved in progressing through pre-clinical and clinical testing, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the future expenses and timing necessary to complete our research and development projects or the period in which material net cash inflows from significant projects are expected to commence.

      Our research and development expenses were $9.4 million and $7.8 million for the three-month periods ended March 31, 2004 and 2003, respectively. These expenses were divided between our research and development platforms in the following manner:

	Three-month
	periods ended
	March 31,

	2004	2003

Pharmaceutical technologies	$6.6	$4.5
Biopolymer technologies	0.2	0.2
Indirect expenses	2.6	3.1

	$9.4	$7.8

     Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses increased in the first quarter of 2004, compared to the same period in 2003, primarily due to increased spending of $0.8 million in AQUAVAN® and $0.5 million in GPI 1485, our neuroimmunophilin ligand technology. The increase in AQUAVAN® spending year over year results primarily from the analysis of the two Phase II clinical trial results that were completed in the fourth quarter of 2003 and from costs associated with the planning for the Phase III clinical trial we expect to begin during 2004. GPI 1485 spending increased primarily due to increased investigator fees as we continue the Phase II clinical trial for Parkinson’s disease. Additionally, $0.4 million of the increase for the quarter as compared to the prior year results from the preparation of the Phase III clinical trial of AGGRASTAT® for use in percutaneous coronary intervention, or PCI. The increase in spending in these programs was partially offset by a decrease in expenditures in our NAALADase Inhibitor program.

     Biopolymer Technologies

      Our biopolymer technology research and development expenses were $0.2 million for the first three months of 2004 and 2003, respectively. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies.

     Indirect Expenses

      Our indirect research and development expenses decreased $0.5 million for the three-month period ended March 31, 2004 compared to the same period in 2003, primarily as a result of reduced non-core project employee expenses.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses were $11.7 million and $6.5 million for the three-month periods ended March 31, 2004 and 2003, respectively. For the three-month period ended March 31, 2004, the costs incurred to market, sell and distribute GLIADEL® and AGGRASTAT® were $6.9 million compared to $2.7 million for the same period in 2003. Approximately $3.0 million of the increase in sales and marketing expenses is attributable to an increased sales force to focus on two products, the training of the sales team and the marketing efforts to launch AGGRASTAT®. Additionally, during the first quarter of 2004, we incurred external costs of approximately $0.8 million related to AGGRASTAT® commercial operations.

      Costs and expenses associated with our general and administrative functions were $4.8 million and $3.8 million for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses is attributable to increased legal and professional expenses of $0.4 million in connection with SEC filings and supporting activity, the implementation of expanded evaluative procedures for assessing internal controls and procedures for financial reporting mandated by the Sarbanes-Oxley Act of 2002 and increased patent related costs of $0.3 million. Additionally we incurred increased recruiting costs of approximately $0.2 million to (i) expand the sales force and (ii) the development teams in preparation for the Phase III clinical trials of AGGRASTAT® and AQUAVAN®. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources, legal and compliance. We include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, third-party consulting and other external costs. A portion of indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

     Intangible Amortization

      Intangible amortization was $1.7 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. Intangible amortization increased $1.5 million year over year as a result of the AGGRASTAT® product rights acquisition in the fourth quarter of 2003.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.5 million and $0.9 million for the three-month periods ended March 31, 2004, and 2003, respectively. The decrease in investment income in the first three months of 2004 compared to the same period in 2003 was primarily due to both lower interest rates and investment balances maintained during those periods.

      We incurred interest expense of $1.3 million and $0.1 million for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in interest expenses in 2004 as compared to 2003 is primarily due to the $69.4 million 5% convertible notes offering and the $18.8 million term loan arrangement with Wachovia Bank, National Association, both of which occurred in the second quarter of 2003. Included in interest expense in the first quarter of 2004 is amortization related to the deferred financing costs of the foregoing transactions. Additional interest expense for 2004 and 2003 resulted primarily from (i) loans from a commercial bank that helped fund the construction of our manufacturing, administrative, and research and development facilities and the purchase of certain furniture and equipment, (ii) capital leases entered into for the purchase of computer equipment, and (iii) a note payable to a commercial bank primarily used to repay a $2.4 million note payable to Cardinal Health Sales and Marketing Services.

      We incurred revenue interest expense of $2.3 million related to the PRF revenue interest obligation for the period ended March 31, 2004. Revenue interest expense was calculated using the effective interest method. We utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. We will periodically review the estimated future revenues and make adjustments as necessary.

Liquidity and Capital Resources

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

      In May 2003, we entered into an agreement granting Pfizer, Inc. (Pfizer) the exclusive right to develop NAALADase inhibitors worldwide, for which Pfizer paid us $5.0 million upon the execution of the agreement, and was to pay us $10.0 million on or before March 31, 2004. On March 30, 2004, Pfizer elected to terminate the agreement. As a result of Pfizer’s termination, all rights to develop and commercialize the NAALADase Inhibitor technology that were granted to Pfizer revert to us and no further milestone payments or royalty payments will be received from Pfizer.

      Our cash, cash equivalents and investments were $81.0 million at March 31, 2004. Of this amount, $21.5 million is restricted as collateral for certain of our loans and other financial lease obligations. The $20.9 million decrease in cash, cash equivalents and investments from $101.9 million at December 31, 2003 resulted primarily from our operating activities.

     Operating Activities

      Cash used in operating activities was $19.9 million and $16.3 million for the periods ending March 31, 2004 and 2003, respectively. The net cash used in operating activities is substantially the result of our operating loss. The increase in quarterly depreciation and amortization over the prior year results primarily from the purchase price amortization associated with the AGGRASTAT® purchase in October of 2003 ($1.5 million) and the amortization of various deferred financing costs incurred during 2003. Net changes in assets and liabilities utilized cash of $5.9 million in 2004 mainly due to a decrease in current liabilities and an increase in accounts receivable. The reduction in current liabilities as of March 31, 2004 compared to December 31, 2003, resulted from the payout of our Annual Incentive Program ($3.3 million), payment of our semi-annual Subordinated Convertible Debenture interest due on January 1, 2004 ($1.9 million), timing of our research and development activity, and payment of professional services supporting our transition activity in 2003. At March 31, 2004, net accounts receivable increased by approximately $1.0 million over the prior quarter. The increase in accounts receivable results from the timing of sales and the subsequent cash receipt thereof. The increase in accounts receivable from December 31, 2003 results from increased sales during March 2004 as compared to sales in December 2003. Of the $4.5 million net account receivable balance at March 31, 2004, 86% of the balance is due from both SPD for GLIADEL® and Merck for AGGRASTAT®. Accounts receivable from Merck represent net sales on behalf of the Company that Merck bills and collects during the transition period. Sales are traditionally paid by SPD and Merck within 30 days. Prepaid expenses fluctuate period to period depending on the timing of preparation and initiation of clinical trials. We are often required to prepay contract research organizations for services prior to the initiation of work performed. Fluctuations in operating items vary period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.

     Investing and Financing Activities

      Our total long-term debt, excluding the revenue interest obligation, decreased $0.7 million to $91.6 million at March 31, 2004, compared to $92.3 million at December 31, 2003. For the period, we entered into capital lease obligations of $0.1 million and made principal repayments of $0.8 million. Our revenue interest obligation was $42.9 million at March 31, 2004 compared to $42.2 million at December 31, 2003.

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

      On October 28, 2003, we acquired the rights to AGGRASTAT® from Merck and Co., Inc., or Merck, in the United States and its territories, for a purchase price of $84.0 million, plus a royalty based on net sales of

AGGRASTAT®. From the closing until December 31, 2006, we will not pay royalties on annual net sales less than $40.0 million. On annual net sales above $40.0 million prior to December 31, 2006, and beginning on January 1, 2007, on all sales of AGGRASTAT®, we will pay royalties ranging from 5% to 20% of AGGRASTAT® net sales, based upon our achievement of certain net sales thresholds. In connection with the acquisition of AGGRASTAT®, we entered into an agreement with Merck, to supply us with our requirements of the active pharmaceutical ingredient of AGGRASTAT® through 2014. Additionally, until June 28, 2004, Merck has agreed to provide us with certain services related to the transition of AGGRASTAT® from Merck to us.

      In order to finance the acquisition, we used $42.0 million of working capital and entered into a $42.0 million revenue interest financing arrangement with Paul Royalty Fund, L.P. and Paul Royalty Fund II Holdings, L.P., or PRF, pursuant to a revenue interest assignment agreement (the Revenue Agreement). Under our arrangement with PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of our GLIADEL® and AGGRASTAT® annual net sales as defined in the agreement up to $75.0 million, and 2.5% of those annual net sales in excess of $75.0 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If GLIADEL® and AGGRASTAT® net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL® and AGGRASTAT® net sales. If combined GLIADEL® and AGGRASTAT® annual net sales are less than $75.0 million in any of 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL® and AGGRASTAT® net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each product candidates of the Company), in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net sales of GLIADEL®and AGGRASTAT®) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010 or $15.9 million for 2011 and 2012, respectively. We will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving GLIADEL® and AGGRASTAT® and on the divestiture, if any, of ex-North American marketing rights to GLIADEL®. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

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

      Also in connection with our arrangement with PRF, we have agreed to set aside cash and cash equivalents, such as marketable securities, to PRF, initially in the amount of $11.9 million (such amount representing the next eight quarters of minimum payments to PRF) as additional evidence of our liquidity. We may maintain this account at our discretion; however, if we do not maintain this account, we will be required to maintain at least $20.0 million of net working capital during the term of the agreement. If we do not maintain the account or we do not have $20.0 million of net working capital, then PRF may exercise a right to require us to repurchase its revenue interest at a purchase price that reflects a return to PRF on its investment (but is reduced by amounts previously paid to PRF). PRF may also require us to repurchase its revenue interest if (1) we fail to make our minimum payments to them, (2) we sell GLIADEL® and AGGRASTAT® (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of us. Regardless of the reason for which PRF may be entitled to require us to repurchase its revenue interest (in addition to the liquidity events discussed above), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147.0 million.

      On June 17, 2003, we issued $60.0 million (principal amount at maturity) of convertible subordinated notes (Notes) due July 1, 2008. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The sale of these Notes resulted in our receiving net proceeds of approximately $51.9 million, after taking into account stock repurchases made in connection with the offering and various transaction expenses. The Notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock at a conversion price of $6.24 per share. We have the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If we elected to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount. The agreement with the initial purchasers of the Notes granted them an option, until July 26, 2003, to purchase up to an additional $20.0 million of Notes. On July 30, 2003, the initial purchasers exercised this option in part, and purchased an additional $9.4 million of Notes, resulting in additional net proceeds of approximately $9.0 million.

      On May 7, 2003, we entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our dedicated research and development facility, land and building. As part of the agreement, we have effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, we are required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($18.0 million at March 31, 2004).

      In May 2002, we borrowed $3.0 million from a commercial bank, in order to repay a note payable to Cardinal Health Sales and Marketing Services. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, in the amount of the unpaid principal balance of this indebtedness ($2.2 million at March 31, 2004).

      In October 2002, we entered into a new master lease agreement to provide up to $1.0 million for computer and equipment financing for a period of one year. Our previous master lease agreement, entered into in August 2001 expired in June 2002. The term of each operating lease varies from 24 to 48 months based upon the type of equipment being leased. As of March 31, 2004, we had leased approximately $0.4 million in equipment under this master lease agreement. In connection with our various lease arrangements, we are required to maintain restricted cash in the amount of $1.1 million.

      We have an agreement with SPD, to whom we sell GLIADEL®, that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® that it may have in its inventory. As of March 31, 2004, we believe that SPD had approximately $1.7 million of GLIADEL® in its inventory.

Future Cash Needs

      Historically, we have financed our operations primarily through the issuance of equity securities, revenue from the sale of GLIADEL®, funding pursuant to collaborative agreements and proceeds from loans and other borrowings, and during the second and third quarters of 2003, the issuance of convertible debt securities. During the fourth quarter of 2003, we financed the acquisition of AGGRASTAT® through a revenue interest financing arrangement. Our future capital requirements and liquidity will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® and AGGRASTAT®, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others, conversion of long-term convertible notes, the costs of servicing debt, the costs of product in-licensing, and substantial future expenditures we expect to make to increase sales of AGGRASTAT®. However, we do not know and cannot reasonably estimate when we may incur significant future expenses or the period in which material net cash flows from significant projects are expected to commence because of, among other factors, the risks and uncertainties involved in:

•	The amount of our sales of GLIADEL® and AGGRASTAT®;

•	The outcomes and costs of pre-clinical testing and clinical trials and the time when those outcomes will be determined;

•	Obtaining future corporate partnerships;

•	The time and expense of obtaining regulatory approval;

•	Competing products potentially coming to market; and

•	Obtaining freedom to operate for our patented technologies.

      We will need additional capital within the next three to six months in order to achieve our current business objectives, including clinical and pre-clinical development activities for product candidates, such as:

•	GPI 1485 (our lead neuroimmuniophilin ligand);

•	AGGRASTAT® PCI;

•	AQUAVAN® Injection;

•	NAALADase Inhibitors;

•	other neuroimmunophilin ligands; and

•	other research projects.

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

      If adequate funds are not available, we may be required to:

•	Significantly delay, curtail or eliminate one or more of our research, development and clinical programs;

•	Reduce the scope of our efforts to market and sell GLIADEL® and/or AGGRASTAT®;

•	Reduce our workforce;

•	Reduce our facilities;

•	Reduce the scope of our intellectual property protection; or

•	Enter into arrangements with collaborative partners or others that may require us to relinquish certain rights to our technologies, product candidates or future products, including licensing or transferring rights to our research or development programs to third parties.

      If we are required to do one or more of the foregoing due to insufficient funds, then it may have the effect of delaying our ability to generate additional revenues from any of our products or product candidates. We may also have to outsource one or more of our programs in order to continue its development, resulting in increased costs.

      The following are contractual commitments at March 31, 2004, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments (1)	Total	<1 Year	1-3 Years	4-5 Years	>5 years

Long-term debt	$90,724	$2,498	$3,503	$84,679	$44
Capital lease obligations	910	558	352	—	—
Revenue interest obligation (2)	85,050	5,325	14,725	20,000	45,000
Operating leases	1,959	1,475	484	—	—
Research and development arrangements (3)	9,377	6,657	2,635	85	—

Total Contractual Commitments	$188,020	$16,513	$21,699	$104,764	$45,044

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology. Similarly, we have excluded the royalty payments due to Merck in connection with the AGGRASTAT® acquisition, as the amount and timing are not determinable. Under the terms of the asset agreement with Merck, Merck is entitled to royalty payments on net sales of AGGRASTAT® through October 23, 2016. The royalty payments to be paid to Merck are calculated as follows:

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
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and
20% on AGGRASTAT® Net Sales over $100,000,000.

(2)	We granted PRF a revenue interest in GLIADEL®, AGGRASTAT®, and certain other products which provides for PRF to receive 10% on the first $75.0 million of GLIADEL® and AGGRASTAT® annual net sales, plus 2.5% for net sales exceeding $75.0 million through December 31, 2006. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% on the first $75.0 million in annual net sales, plus 3.5% on any net sales exceeding $75.0 million. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future GLIADEL® and AGGRASTAT® net sales are not achieved. At a minimum, we will pay PRF $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(3)	Research and development arrangements include commitments that we have entered into at March 31, 2004, to engage third parties to perform various aspects of our research and development efforts subsequent to March 31, 2004.

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

      Revenue Recognition. Revenue from sales of GLIADEL® and AGGRASTAT® are recognized when the following four criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) title has passed and (iv) collection is reasonably assured.

      Our primary customer for GLIADEL® is Cardinal Health Specialty Pharmaceuticals Distribution (SPD), a specialty pharmaceutical distributor who sells directly to hospitals and was formerly known as National Specialty Services, Inc. Product demand by SPD during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate SPD’s inventory position. If we believe these levels are too high based on prescription demand, we will either not accept purchase orders from, or ship additional product to, SPD until these levels are reduced, or we will defer recognition of revenue if we determine that there is excess channel inventory for our products. We have three primary wholesalers for AGGRASTAT®, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, who sell directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in that period.

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

      Revenue Interest Obligation. Our revenue interest obligation was recorded as debt as we have significant continuing involvement in the generation of the cash flows due to PRF. The obligation will be amortized under the effective interest method. We utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation. We will periodically review estimated future revenues and update the imputed interest rate as necessary.

New Accounting Standards

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2004 was $79.7 million and yield to maturity was approximately 1.1%. The weighted-average return on our investments during the quarter ended March 31, 2004 was approximately 1.6%.

      Certain of our debt, primarily the $18.0 million in borrowings from Wachovia Bank, was established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rate financial obligations for fixed rate obligations. Including the Wachovia borrowings, we have entered into interest rate swaps for $21.0 million of our approximately $134.6 million in total outstanding indebtedness, which includes our revenue interest obligation. For this $21.0 million of debt, we were obligated to pay variable interest rates of LIBOR plus between  1/2% and  3/4%. The interest rate swap agreements had a total notional principal amount of approximately $21.0 million as of March 31, 2004. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rates on our March 31, 2004 financial obligations between 2.78% and 5.36%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $1.4 million at March 31, 2004. Current market pricing models were used to estimate these fair values.

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

      b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

      None

Item 2.	Changes In Securities and Use of Proceeds:

      On April 19, 2004, we issued one thousand five hundred twenty-six (1,526) shares of our common stock to Burns McClellan Inc. (“Burns McClellan”), as partial consideration for Burns McClellan providing us with investor relations/public-relations services. In connection with this issuance, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities:

      None

Item 4.	Submission of Matters to a Vote of Security Holders:

      None

Item 5.	Other Information:

Risk Factors and Investment Considerations

      You should carefully consider the risks described below, before making a decision to invest in our securities. Due to our recent acquisition of AGGRASTAT® Injection, we have organized these risks as those that are specific to the acquisition of AGGRASTAT® Injection, and those that are applicable to our business in general. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.

     We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2003, 2002 and 2001, were $53.9 million, $59.3 million, and $60.3 million, respectively, and for the three months ended March 31, 2004 were $18.1 million. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of March 31, 2004, we had an accumulated deficit of approximately $321.6 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.

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

      Presently, we expect to receive significant revenue only from sales of GLIADEL® Wafer and AGGRASTAT® Injection. We do not expect that the revenue from these sources will be sufficient to support all our anticipated future activities. We do not expect to generate revenue from sales of our product candidates for the next several years, if ever, because of the significant risks associated with pharmaceutical product development.

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

     We will require substantial funds in addition to our existing working capital to develop our product candidates, carry out our sales and marketing plans and otherwise to meet our business objectives.

      We will require substantial funds in addition to our existing working capital to develop our product candidates, including to conduct a Phase III clinical trial of AQUAVAN® and clinical trials to support expanding the label indications of AGGRASTAT® Injection, to carry out our sales and marketing plans, including our plans for AGGRASTAT® Injection, and otherwise to meet our business objectives. We have never generated enough revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs and to support our sales and marketing efforts. We cannot be certain that we will be able to raise additional capital when we need it, on terms favorable to us, or at all. If we cannot raise additional capital in a timely manner, then we may not be able meet our business objectives.

  Our Chief Financial Officer has resigned effective May 31, 2004.

      On May 3, 2004, we announced that Andrew R. Jordan, our Chief Financial Officer, will be leaving Guilford effective May 31, 2004. While we have commenced a search for Mr. Jordan’s successor, we are not certain when a permanent replacement for Mr. Jordan will join the Company. If we are unable to hire a new Chief Financial Officer in a timely manner, there may be an adverse effect on our financial reporting processes, our financial controls and procedures and our ability to raise additional capital.

     We will depend on GLIADEL® Wafer and AGGRASTAT® Injection for revenues.

      Our short-term prospects depend heavily on sales of GLIADEL® Wafer and AGGRASTAT® Injection, our commercial products. GLIADEL® Wafer and AGGRASTAT® Injection accounted for approximately 70% and 9%, respectively, of our total revenues for the year ended December 31, 2003, and approximately 62% and 36%, respectively, of our total revenues for the three months ended March 31, 2004. GLIADEL® Wafer was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the FDA in September 1996. We do not know whether the product will ever gain broader market acceptance. If GLIADEL® Wafer fails to gain broader market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

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

      In addition, in January 2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing initial surgery for malignant glioma. In November 2002, we withdrew those applications, while we were waiting for the FDA to respond to a similar application in the United States. We resubmitted these European applications in November 2003. Presently GLIADEL® Wafer is approved for the recurrent GBM market in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is currently approved for first line therapy only in the United States and Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited outside of the United States, which reduces the potential sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprised less than 6% and 10% of worldwide sales of GLIADEL® Wafer for the year ended December 31, 2003 and for the three months ended March 31, 2004, respectively.

      We acquired AGGRASTAT® Injection from Merck on October 28, 2003. AGGRASTAT® Injection is a glycoprotein GP IIb/IIIa receptor antagonist used for the treatment of acute coronary syndrome (ACS) including unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction (NSTEMI). Prior to acquiring AGGRASTAT® Injection, we have never marketed and sold a product for cardiovascular conditions. We cannot assure you that we will be successful in our efforts to market and sell AGGRASTAT® Injection.

     Pfizer terminated its agreement with us and we will not receive any more payments from them.

      In May 2003, we entered into an exclusive license agreement with Pfizer, which provided Pfizer with research, development and commercialization rights to our NAALADase inhibitor technology. The agreement included a $5 million payment to us at signing and an additional $10 million milestone payment due on or before March 31, 2004. In March 2004, Pfizer informed us that the milestone payment would not be made and that Pfizer was terminating the agreement. We do not have sufficient resources to pursue independently the research, development and commercialization of the NAALADase inhibitor technology that we licensed to Pfizer and pursue our other business objectives. Unless we enter into an alternative partnering or other arrangement with respect to this NAALADase technology or alter our other business objectives, it is unlikely that we will be able to further develop this technology. Accordingly, it is less likely that we will receive revenues from products based on this technology in the future.

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

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from April 1, 2002 to March 31, 2004 ranged from $2.65 to $9.62.

     We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.

      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of March 31, 2004, we had total long-term debt and revenue interest obligations of $134.6 million. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.

      Our obligations for 2004 include approximately $3.4 million in principal and approximately $5.2 million in interest on our long-term debt. In addition, we are obligated to make payments on our Revenue Interest Obligation as disclosed in the Paul Royalty Funds risk factor on page 32. We are obligated to pay the minimum amount under the Paul Royalty agreement of $5.0 million in 2004.

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

      Approximately 76% of our sales of GLIADEL® Wafer in 2003, and approximately 69% in the three months ended March 31, 2004, were made to Cardinal Health Specialty Pharmaceuticals Distribution, or SPD, a nationwide specialty pharmaceutical distributor. We have an agreement with SPD regarding its purchase of the product that permits either us or SPD to terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its rights to terminate its agreement with us at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that SPD may have in its inventory. As of March 31, 2004, we believe that SPD had approximately $1.7 million of GLIADEL® Wafer in its inventory.

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

      AGGRASTAT® Injection is sold as a finished product in both vials and bags, which are manufactured and filled for Merck by third parties, known as contract manufacturers. Merck’s contractual relationships with these third party suppliers last until December 31, 2004, for vials, and until August 18, 2007, for bags. Under our agreement with Merck, we are entitled to enter into direct relationships with these contract manufacturers to obtain quantities of finished product of AGGRASTAT® Injection. If we do not enter into direct relationships with these contract manufacturers prior to 18 months after the date that we acquired the product from Merck, we may continue to receive quantities of finished product through Merck, although without remedies against the contract manufacturers if they fail to supply Merck with the finished product that we need to purchase. We also may enter into relationships with other contract manufacturers if we are unable to enter into direct relationships with Merck’s manufacturers; however, we will not be able to do this before January 1, 2005, for vials, or August 19, 2007, for bags. If Merck is not able to provide us with finished product we may be entitled to money damages under certain circumstances, but we may not be able to procure alternative sources of finished product.

      Merck is obligated to supply us with the active pharmaceutical ingredient, or API, for AGGRASTAT® Injection until 2014. Under our agreement with Merck we are obligated to purchase all of our requirements of API from Merck. In the event of Merck’s breach of the agreement, we may seek an alternative source of API. However, we have not investigated alternative sources, and we may not be able to procure an alternative source of API. Should we succeed in procuring an alternative source of API, we would still need to pay a royalty to Merck for the use of API until 2014. Because we depend upon this relationship with Merck for both the finished product and key ingredient of AGGRASTAT® Injection, the limited duration of Merck’s obligation to us, and the potential lack of an alternative provider may adversely affect the operation of our business.

     Merck was providing us with certain transition services for AGGRASTAT® Injection until May 3, 2004. Without these services we may not be able to successfully integrate AGGRASTAT® Injection into our business.

      Merck provided us with certain transition services from October 28, 2003, until May 3, 2004, including warehousing of finished product, accounts receivable management, billing, collection and recordkeeping. Now that Merck is no longer providing us with these transition services, we are required to perform these services on our own. We have never performed these services before with respect to AGGRASTAT® Injection. If we are not able to perform these services successfully, it may negatively affect our ability to sell the product, or manage the recordkeeping, billings and collections, among other things, associated with the sales of the product.

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

      PRF has been granted a security interest in the intellectual property assets related to GLIADEL® Wafer and AGGRASTAT®Injection, which in the aggregate accounted for all of the Company’s net product revenue of $21.7 million and $8.7 million for the year ended December 31, 2003 and for the three months ended March 31, 2004, respectively. As of March 31, 2004, the intangible assets related to Gliadel® Wafer and AGGRASTAT® Injection were $81.1 million, or approximately 41% of total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

     The integration of AGGRASTAT® Injection into our business and our clinical development plans for AGGRASTAT® Injection and AQUAVAN® Injection will require significant additional capital.

      In order (1) to successfully integrate AGGRASTAT® Injection into our business, which includes expanding our commercial operations and (2) to conduct clinical trials for AQUAVAN® Injection and to expand the labeled indication of AGGRASTAT® Injection, we will require significant additional capital resources within the next eighteen months. Although we know that we will need significant additional capital to undertake these activities, we cannot reasonably estimate the amount due to the uncertainties involved with these activities. For example, with respect to a clinical trial to expand the labeled indication for

AGGRASTAT® Injection, we do not know the size or nature of the clinical trial that the FDA will require us to conduct, including the number of patients in the trial, the clinical endpoints for the trial, whether the trial will require the use of concomitant medications and the cost of such medications or the duration of the trial. With respect to the Phase III clinical trials of AQUAVAN® Injection, the Company does not know the number of procedural sedation settings that the FDA will require the Company to test in order to receive approval to market the drug for a broad range of brief diagnostic or therapeutic procedures. The results of these determinations can cause our capital requirements to vary considerably. This additional financing may take the form of an offering of debt or equity, and that offering could be material in size. If we conduct a primary equity offering, the issuance of the additional shares of common stock may be dilutive to our existing stockholders and may have a negative effect on the market price of our stock. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals.

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

      Our resources are limited; and therefore, our business strategy requires us to depend on either corporate collaborations, strategic financings or both, in order to develop one or more of our product candidates through to commercialization. In developing our product candidates, we may enter into various arrangements with:

•	corporate and financial partners;

•	academic investigators;

•	licensors of technologies; and

•	licensees of our technologies.

      If we are unable to enter into such arrangements, our ability to proceed with the research, development, manufacture and/or sale of product candidates may be limited and we may have to alter or curtail our business objectives based on our capital resources. If we do so, it could result in delaying the progress of pre-clinical research or clinical trials, and consequently, the eventual commercialization of a marketed product based on one of these programs, or eliminating one or more research or development programs from our business objectives.

      In trying to attract corporate and financial partners, we face serious competition from other small pharmaceutical companies and the in-house research and development staffs of larger pharmaceutical companies. Additionally, we may not be successful in attracting corporate and financial partners (“collaborators”) over other companies because (i) their research programs may be more attractive to a collaborator, (ii) their stage in the research process may be more advanced, (iii) they may have synergies with the collaborator’s existing research programs, or (iv) they may agree to terms and conditions of the collaboration that are more favorable to the collaborator than we would otherwise agree. It is common practice in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical products. It is possible that this will be the case with future arrangements of ours. If a collaborative partner fails to develop or commercialize successfully any of our product candidates, we may not be able to remedy this failure and it could negatively affect our business.

      Furthermore, larger pharmaceutical companies often explore multiple technologies and products for the same medical conditions. Therefore, they are likely to develop or enter into collaborations with our competitors for products addressing the same medical conditions targeted by our technologies. Our collaborators may, therefore, be pursuing alternative technologies or product candidates in order to develop treatments for the diseases or disorders targeted by our collaborative arrangements. Depending on how other product candidates advance, a corporate or financial partner may slow down or abandon its work on our product candidates or terminate its collaborative arrangement with us in order to focus on these other prospects.

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

      In addition, our U.S. patent protection for GLIADEL® Wafer, which as of March 31, 2004, has accounted for approximately 63% of our product sales revenue, expires in 2006. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL® Wafer. The availability of such a generic copy could negatively impact our revenues from GLIADEL® Wafer.

     The U.S. government holds rights that may permit it to license to third parties technology we currently hold the exclusive right to use.

      The U.S. government holds rights that govern aspects of specific technologies licensed to us by third party licensors. These government rights in inventions conceived or reduced to practice under a government- funded program may include a non-exclusive, royalty-free, worldwide license for the government to use resulting inventions for any governmental purpose. In addition, the U.S. government has the right to grant to others licenses under any of these non-exclusive licenses if the government determines that:

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

Item 6.	Exhibits and Reports on Form 8-K:

      A. Exhibits

Exhibit No.	Description

10.40	Amendment to Consulting Agreement, dated August 31, 2003, between the Company and Solomon H. Snyder, M.D. (filed herewith)
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      B. Reports on Form 8-K

      On January 12, 2004, the Company filed a current report on Form 8-K/ A, the purpose of which was to provide historical and pro forma financial statements related to the AGGRASTAT® product line acquisition reporting under Items 5 and 7.

      On February 24, 2004, the Company filed a current report on Form 8-K, the purpose of which as to update the description of the Guilford Pharmaceuticals Inc.’s capital stock reporting under Item 5.

      On February 27, 2004, the Company filed a current report on Form 8-K/ A, the purpose of which was to amend the pro forma financial statements related to the AGGRASTAT® product line acquisition reporting under Item 7.

      On March 30, 2004, the Company filed a current report on Form 8-K, the purpose of which was to disclose Pfizer, Inc.’s termination of its agreement with the Company that had granted Pfizer the exclusive right to develop NAALADase Inhibitors worldwide reporting under Item 5 and 7.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilford Pharmaceuticals Inc.

Date: May 10, 2004	/s/ CRAIG R. SMITH, M.D. ----------------------------------------------- Craig R. Smith, M.D. Chairman of the Board and Chief Executive Officer

Date: May 10, 2004	/s/ ANDREW R. JORDAN ----------------------------------------------- Andrew R. Jordan Executive Vice President and Chief Financial Officer (Principal Accounting Officer)