Form 10-Q
period 2004-06-30
GUILFORD PHARMACEUTICALS INC
filed 2004-08-09
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 5, 2004

Common Stock, $.01 par value	44,036,380

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2003.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly our financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three- and six-month periods ended June 30, 2004. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,715	$29,939
Investments, net	34,909	50,261
Accounts receivable, net	4,103	3,460
Inventories, net	3,541	2,504
Prepaid expenses and other current assets	1,492	1,787

Total current assets	62,760	87,951
Investments – restricted	20,437	21,743
Investments – held by Symphony Neuro Development Company	36,197	—
Property and equipment, net	21,353	22,395
Intangible assets, net	79,370	82,796
Other assets	9,061	6,438

	$229,178	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,335	$8,549
Current portion of long-term debt	3,030	3,394
Accrued payroll related costs	2,158	4,538
Accrued contracted services	1,986	1,909
Accrued expenses and other current liabilities	5,739	3,590

Total current liabilities	22,248	21,980
Long-term debt, excluding current portion	87,862	88,885
Revenue interest obligation	43,707	42,155
Other liabilities	4,040	1,103

Total liabilities	157,857	154,123

Minority interest	37,987	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 125,000,000 shares, 34,963,124 and 34,908,076 issued at June 30, 2004 and December 31, 2003, respectively	350	349
Additional paid-in capital	382,652	377,168
Accumulated deficit	(342,873)	(303,538)
Accumulated other comprehensive loss	(1,881)	(1,485)
Note receivable from officer	—	(85)
Treasury stock, at cost; 995,882 and 1,055,816 shares at June 30, 2004 and December 31, 2003, respectively	(4,914)	(5,209)

Total stockholders’ equity	33,334	67,200

	$229,178	$221,323

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Net product sales	$10,747	$5,002	$19,474	$8,406
Revenues from license fees, milestones and other	402	5,600	603	5,659

Total revenues	11,149	10,602	20,077	14,065
Costs and expenses:
Cost of sales	1,232	1,031	2,223	1,924
Research and development	8,852	7,410	18,225	15,197
Selling, general and administrative	14,433	7,877	26,181	14,388
Intangible amortization	1,705	210	3,426	420
Acquired in-process research and development	5,238	—	5,238	—

Total costs and expenses	31,460	16,528	55,293	31,929

Operating loss	(20,311)	(5,926)	(35,216)	(17,864)
Other income (expense):
Investment and other income	402	912	880	1,776
Revenue interest expense	(2,095)	—	(4,430)	—
Interest expense	(1,367)	(340)	(2,673)	(460)

Loss before minority interest	$(23,371)	$(5,354)	$(41,439)	$(16,548)
Minority interest	2,104	—	2,104	—

Net loss	$(21,267)	$(5,354)	$(39,335)	$(16,548)

Basic and diluted loss per common share:	$(0.63)	$(0.18)	$(1.16)	$(0.55)

Weighted-average shares outstanding to compute basic and diluted loss per share	33,954	29,750	33,938	29,832

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable		Total
	Number of		Paid-In	Accumulated	Income	From	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Equity

Balance, January 1, 2004	34,908,076	$349	$377,168	$(303,538)	$(1,485)	$(85)	$(5,209)	$67,200
Comprehensive loss:
Net loss				(39,335)				(39,335)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					471			471
Unrealized loss on available-for-sale securities					(867)			(867)

Total other comprehensive loss								(396)

Total comprehensive loss								$(39,731)

Forgiveness of officer loan						85		85
Issuance of common stock	55,048	1	234					235
Issuance of warrants			5,238					5,238
Distribution of 16,775 shares of treasury stock to 401(k) plan			51				82	133
Distribution of 41,333 shares of treasury stock to ESP plan			(45)				204	159
Distribution of 1,826 shares of treasury stock to consultant			6				9	15

Balance, June 30, 2004	34,963,124	$350	$382,652	$(342,873)	$(1,881)	$—	$(4,914)	$33,334

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(39,335)	$(16,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(2,104)	—
Realized (gains)/losses on sale of available-for-sale securities	144	(180)
Depreciation and amortization	6,348	2,266
Non-cash compensation expense	233	219
Non-cash imputed revenue interest expense	1,476	—
Acquired in-process research and development	5,238	—
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	(344)	(1,287)
Inventories	(1,037)	607
Accounts payable and other liabilities	1,132	(3,756)

Net cash used in operating activities	(28,249)	(18,679)

Cash Flows From Investing Activities:
Purchases of property and equipment	(11)	(18,759)
Purchases of investments held by SNDC	(43,000)	—
Sale of investments held by SNDC	6,803	—
Maturities and sales of available-for-sale securities	26,127	58,995
Purchases of available-for-sale securities	(10,949)	(38,268)

Net cash (used in) provided by investing activities	(21,030)	1,968

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	235	213
Proceeds from sale of treasury stock	159	—
Sale of preferred stock by SNDC	43,000	—
Proceeds from issuances of debt	—	78,800
Purchase of treasury stock	—	(5,280)
Debt issuance costs	(3,105)	(2,837)
Principal payments on debt	(2,234)	(2,471)

Net cash provided by financing activities	38,055	68,425

Net increase (decrease) in cash and cash equivalents	(11,224)	51,714
Cash and cash equivalents at the beginning of period	29,939	14,777

Cash and cash equivalents at the end of period	$18,715	$66,491

Supplemental disclosures of cash flow information:
Net interest paid	$5,209	$167
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$847	$750

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

June 30, 2004
(unaudited)

1.     Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a pharmaceutical company located in Baltimore, Maryland, engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets.

2.	Symphony Transaction

      In June 2004, the Company licensed to Symphony Neuro Development Company (“SNDC”), a newly formed Delaware corporation, its rights in the United States to GPI 1485, a novel compound based on the Company’s neuroimmunophilin ligand technology, for the following four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction (“PPED”), HIV-related neuropathy, and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in preclinical development. In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of the Company’s common stock at $7.48 per share. In consideration for the warrants, the Company received an exclusive option from SNDC’s investors to purchase SNDC. This option was valued at $5.2 million, the corresponding value of the warrants using the Black-Scholes method, and expensed as acquired in-process research and development because the licensed technology had not reached technological feasibility and had no known alternative future uses. This option is exercisable by the Company at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and increasing to $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s discretion, provided that the Company’s common stock may not constitute more than 50% of the option exercise price.

      RRD International, LLC (“RRD”), a company providing clinical trials strategy, design and management expertise, will manage SNDC and will sub-contract the ongoing development work to the Company and to other vendors. Under the Company’s agreement with RRD to provide certain clinical development services to SNDC, the Company will perform services related to manufacturing, process development, toxicology, patent prosecution and maintenance, and regulatory matters (the “Development Services.”)

      In connection with this transaction, the Company sold $2.8 million of clinical trial supply, at cost, to SNDC during the quarter. The Company previously expensed this clinical trial supply in 2003. Accordingly, the sale of the clinical trial supply resulted in a minority interest gain of $2.8 million for the Company. This gain will be deferred until the earlier of either the exercise or the expiration of the purchase option (the “Deferral Period”). As mentioned above, the Company provides SNDC with Development Services, which are at market rates. The excess of the market rate over the cost of the Development Services also results in a minority interest gain for the Company. Similarly, this gain will be deferred over the Deferral Period. The total deferred minority interest gain of $2.9 million is included in other liabilities on the 2004 consolidated balance sheet.

      In accordance with FIN 46R, “Consolidation of Variable Interest Entities”, SNDC Holdings LLC, the parent of SNDC, is considered a variable interest entity. Under FIN 46R, the Company has been deemed the primary beneficiary of the variable interest entity because it is most closely associated with SNDC Holdings LLC. Accordingly, the Company has consolidated the financial activity of SNDC Holdings LLC within its financial statements.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly-owned. The consolidated financial statements also include the financial statements of SNDC Holdings LLC, a variable interest entity. All intercompany balances and transactions have been eliminated in consolidation.

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

      The primary customer for GLIADEL® is Cardinal Health Specialty Pharmaceuticals Distribution (“SPD”), a division of Cardinal Health, Inc. which sells directly to hospitals and was formerly known as National Specialty Services, Inc. Product demand by SPD during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically evaluates SPD’s inventory position. If the Company believes these levels are too high based on prescription demand, it will either not accept purchase orders from, or ship additional product to, SPD until these levels are reduced or it will defer recognition of revenue if it determines that there is excess channel inventory for the product.

      The Company has three primary wholesalers for AGGRASTAT®, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, each of whom sells directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in the period. As a result, the Company periodically evaluates the inventory position of its wholesalers. If the Company believes these inventory levels are too high based on prescription demand during the quarter, it will defer recognition of revenue for the product. During the quarter ended June 30, 2004, the Company deferred $0.5 million of sales related to excess inventory at its wholesalers, which is included in accrued expenses and other current liabilities on the consolidated balance sheet at June 30, 2004. The deferred revenue will be recognized in the third quarter. The Company’s normal payment terms applied to these sales.

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

Revenue Interest Obligation

      The revenue interest obligation entered into with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, “PRF”), in the fourth quarter of 2003, was recorded as debt, because the Company has significant continuing involvement in the generation of the cash flows due to PRF. The obligation will be amortized under the effective interest method. The Company utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation. The Company periodically reviews estimated future revenues and updates the imputed interest rate as necessary.

Stock Based Compensation

      The Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amended the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148 have been incorporated herein.

      The Company continues to account for stock based compensation under Accounting Principals Board (“APB”) No. 25. If Statement No. 123 would have been applied, it would have had the following impact:

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Net loss, as reported	$(21,267)	$(5,354)	$(39,335)	$(16,548)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,562)	(3,331)	(5,446)	(6,960)

Pro forma net loss	$(23,829)	$(8,685)	$(44,781)	$(23,508)

Loss per share:
Basic and diluted — as reported	$(0.63)	$(0.18)	$(1.16)	$(0.55)

Basic and diluted — pro forma	$(0.70)	$(0.29)	$(1.32)	$(0.79)

      Net loss, as reported, does not include any stock-based compensation expense determined under the intrinsic value method.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

      In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. In June 2004, the Company entered into a transaction for which the Company was deemed the primary beneficiary of a variable interest entity. Accordingly, the Company has applied the requirements of FIN 46R and consolidates the financial statements of SNDC Holdings LLC within its financial statements.

4.	Accounts Receivable

	June 30,	December 31,
	2004	2003

	(In thousands)
Trade accounts receivable	$4,113	$4,276
Less allowance for doubtful accounts	(10)	(816)

Accounts receivable, net	$4,103	$3,460

      Accounts receivable at June 30, 2004 and December 31, 2003, include amounts relating to sales of GLIADEL® and AGGRASTAT®. Sales of GLIADEL® to the Company’s specialty distributor, hospitals and wholesalers provide for net payments in 91 days, with certain discounts for early payment. Sales of AGGRASTAT® to the wholesalers provide for net payment in 31 days, with certain discounts for early payment. In May 2004, collection and billing responsibilities for AGGRASTAT® were transitioned to Cardinal Health Specialty Pharmaceutical Services (“SPS”) from Merck and Co., Inc. Amounts due from Merck and Co., Inc., which provided billing and collection services for sales of AGGRASTAT® to wholesalers from the acquisition date through April 30, 2004, are included in accounts receivable at December 31, 2003.

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

5.	Inventories

	June 30,	December 31,
	2004	2003

	(In thousands)
Raw materials	$123	$191
Work in progress	487	275
Finished goods	2,931	2,038

Inventories, net	$3,541	$2,504

      Inventories are stated at net realizable value. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in the Company’s development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

6.	Intangible Assets

      Intangible assets and related accumulated amortization consist of the following:

	June 30,	December 31,
	2004	2003

	(In thousands)
GLIADEL® rights reacquisition	$8,412	$8,412

AGGRASTAT®
Patents	53,390	53,390
Trademarks	9,750	9,750
Customer contracts and related customer relationships	14,712	14,712
Other	267	267

Total AGGRASTAT®	78,119	78,119

Less accumulated amortization	(7,161)	(3,735)

Intangible assets, net	$79,370	$82,796

      The Company is amortizing its intangible assets over periods varying between 10 to 13 years. Amortization expense of intangible assets was $1.7 million and $0.2 million for the quarters ended June 30, 2004 and 2003, respectively, and $3.4 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. Amortization expense is expected to be $6.9 million per year for 2004, 2005, 2006, 2007 and 2008.

7.	Revenue Interest Obligation

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

      Revenue interest expense of $2.1 million and $4.4 million was recorded for the three and six-month periods ended June 30, 2004. Revenue interest expense is calculated using the effective interest method. The Company utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation. The Company periodically reviews estimated future revenues and updates the imputed interest rate as necessary.

      Under the revenue interest agreement, the Company will pay PRF on a quarterly basis minimum payments totaling $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007 – 2009 and $12.5 million in each of 2010 – 2012. During the second quarter and first six months of 2004, the Company paid to PRF $1.25 million and $2.5 million related to the minimum payments.

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

      Also in connection with the Company’s arrangement with PRF, the Company has agreed to set aside cash and cash equivalents, such as marketable securities in the amount of $12.6 million (such amount to be in the amount of the next eight quarters of minimum payments to PRF) as additional evidence of its liquidity. The Company may maintain this account at its discretion; however, if the Company does not, it will be required to maintain at least $20.0 million of net working capital during the term of the agreement. If the Company does not maintain the account or it does not have $20.0 million of net working capital, then PRF may exercise a right to require the Company to repurchase its revenue interest at a purchase price that reflects a return to PRF (but is reduced by amounts previously paid to PRF). PRF may also require the Company to repurchase its revenue interest if (1) the Company fails to make its minimum payments to them, (2) the Company sells GLIADEL® and AGGRASTAT® (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of the Company. Regardless of the reason for which PRF may be entitled to require the Company to repurchase its revenue interest (in addition to the liquidity events discussed above), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147.0 million.

8.	Related Party Transaction

      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994 to John P. Brennan, Senior Vice President, Technical Operations, Mr. Brennan delivered to the Company a full-recourse note bearing an interest rate of 5.34% annually in the amount of $60,000. That note, as amended, was due and payable during February 2002, at which time the Company extended the payment date of the note to February 2004. In January 2004, the Compensation Committee of the Board of Directors forgave the obligation under the note, which at the time equaled approximately $94,200 of principal and interest. The forgiveness of the note was a taxable event for Mr. Brennan and Mr. Brennan is responsible for those tax obligations. The forgiveness of the note was in connection with the planned retirement of Mr. Brennan from the Company, which will be effective May 2005. Until his effective retirement date, Mr. Brennan will be transitioning his duties to his respective successors in the areas of manufacturing, logistics, facilities and employee safety and health.

9.	Subsequent Events

Supply Agreement with Baxter Healthcare Corporation

      On July 1, 2004, the Company entered into a manufacturing and supply agreement with Baxter Healthcare Corporation, or Baxter. Baxter will supply the Company with finished product of AGGRASTAT® in 250 ml and 100 ml bags, through July 2009. Under the terms of the agreement, the Company is committed to minimum purchase requirements, which may be any combination of 250ml and 100ml bags, of 75,000 units in 2004 and 100,000 units each year thereafter. Of this commitment, the Company has already purchased approximately 59,000 units. This agreement replaces the agreement with Merck whereby Merck had agreed to supply the Company with this finished product through its own contract manufacturing arrangement with Baxter.

Common Stock Offering

      On July 7, 2004, the Company completed a public offering of its common stock. The Company raised approximately $42.3 million, net of offering costs, through the issuance of 10,000,000 shares of its common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report contains forward-looking statements that we try to identify by using words such as “anticipate,” “believe,” “expect,” “estimate” and similar expressions. While these statements reflect our current plans and expectations, we cannot be sure that we will be able to implement these plans successfully. These statements involve risks and uncertainties, including those described in the section entitled “Risk Factors” included in this filing. Investors should review this quarterly report in combination with these risk factors, in order to have a more complete understanding of the principal risks associated with an investment in our securities. The statements that we make in this quarterly report that are forward looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, these statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date. All numbers are presented in millions unless otherwise stated.

Overview

      We are a pharmaceutical company engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets. We market and sell proprietary pharmaceutical products within our targeted markets, conduct clinical research to expand the labeled indications for our marketed products, and develop new product candidates. We also collaborate with other pharmaceutical companies to support the sales and marketing of our products and the clinical development of our products and product candidates.

      We currently have two marketed products: GLIADEL® Wafer (“GLIADEL®”) and AGGRASTAT® Injection (“AGGRASTAT®”). GLIADEL® provides targeted, site-specific chemotherapy for the treatment of malignant glioma at the time of initial surgery, in conjunction with radiation and chemotherapy, and for the treatment of recurrent glioblastoma multiforme. AGGRASTAT® is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome, or ACS, including patients who are to be managed medically and those undergoing percutaneous transluminal coronary angioplasty, or PTCA. We acquired the rights to AGGRASTAT® in the United States and its territories and possessions from Merck & Co., Inc. (“Merck”) in October 2003.

      During the first quarter of 2004, we began the marketing of AGGRASTAT® for the treatment of ACS. Through both the expansion of our marketing efforts for the use of AGGRASTAT® to treat ACS and our efforts to expand the label for AGGRASTAT® to include use in percutaneous coronary intervention, or PCI, we are seeking to significantly grow revenues.

      Our product pipeline consists of product candidates in various stages of clinical and preclinical development:

AQUAVAN® Injection

      We have completed two Phase II clinical trials of AQUAVAN®, a prodrug of propofol, for procedural sedation during brief diagnostic or therapeutic procedures. During the first quarter of this year, we met with the Food and Drug Administration (“FDA”) regarding results from those clinical trials and discussed plans for the Phase III clinical program. In May, we initiated a Phase III clinical development program for AQUAVAN®. The Phase III program consists of four Phase III trials studying AQUAVAN® for procedural sedation for use in the following procedures: colonoscopy, bronchoscopy, cardiac procedures and minor surgical procedures. Additionally, we will conduct a series of smaller studies for special patient populations.

GPI 1485

      GPI 1485, a lead clinical candidate in our neuroimmunophilin ligand program, is in Phase II clinical trials for the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction. In June 2004, we licensed to Symphony Neuro Development Corporation, or SNDC, our rights in the United States to GPI 1485 for the following four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction (“PPED”), HIV-related neuropathy, and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in preclinical development. In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. In consideration for the warrants, we received an exclusive option from SNDC’s investors to purchase SNDC. This option was valued at $5.2 million, the corresponding value of the warrants using the Black-Scholes method, and expensed as acquired in-process research and development because the licensed technology had not reached technological feasibility and had no known alternative future uses. This option is exercisable by us at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005, and increasing to $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and our common stock, at the our discretion, provided that our common stock may not constitute more than 50% of the option exercise price.

      In accordance with FIN 46R, “Consolidation of Variable Interest Entities”, SNDC Holdings LLC, the parent of SNDC, is considered a variable interest entity. Under FIN 46R, we are deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDC Holdings LLC. Accordingly, we have consolidated the financial activity of SNDC Holdings LLC within our financial statements.

AGGRASTAT® Injection

      In order to expand the label for AGGRASTAT®, during the first half of 2004 we began preparations for a Phase III clinical program studying AGGRASTAT® administered in a high dose at the time of a percutaneous coronary intervention. In March and May 2004, we held pre-Phase III meetings with the FDA to discuss our plans for this program.

Additional Product Candidates

      Registration of DOPASCAN® Injection, an imaging agent used to diagnose and monitor the progression of Parkinson’s disease, is being pursued in Japan and Finland by our corporate collaborators. Our preclinical research programs include the development of NAALADase inhibitor compounds for peripheral neuropathy, prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

      We have financed our operations since inception in July 1993, primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® and more recently AGGRASTAT®, funding pursuant to collaborative and partnering agreements, a revenue interest obligation with Paul Royalty Fund, L.P. and certain of its affiliated entities (“PRF”), and proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.

      Results of Operations — Revenue

      We recognized revenue for the three and six months ended June 30, 2004 and 2003, as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net product revenues
GLIADEL®	$7.1	$5.0	$12.6	$8.4
AGGRASTAT®	3.6	—	6.9	—
Revenue from license fees, milestones and other	0.4	5.6	0.6	5.7

Total revenues	$11.1	$10.6	$20.1	$14.1

      AGGRASTAT® net product sales of $3.6 million and $6.9 million for the three and six months ended June 30, 2004 contributed to the $5.7 million and $11.1 million increases in net product revenue period over period. All of our sales of AGGRASTAT® were made directly to wholesalers. The remainder of the increase results from a $2.1 million and a $4.2 million increase in GLIADEL® net product sales for the quarter and six months ended June 30, 2004, respectively, compared to the quarter and six months ended June 30, 2003. We believe that the increase in GLIADEL® sales over the prior year periods is attributable to the FDA approving expanded labeling for the product on February 25, 2003, to permit the use of the product at the time of initial surgery for malignant glioma, a price increase, an increased sales force, a targeted marketing program, use in a clinical trial and a greater international presence. During these periods, we sold GLIADEL® (i) directly to a specialty distributor, (ii) directly to hospitals, (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, (iv) to distributors located outside the United States for resale by distributors in non-United States markets, and (v) directly to a corporation for use in a clinical trial.

      In May 2003, we signed an exclusive license agreement with Pfizer, Inc. and received a $5.0 million payment upon signing of the agreement. Under the terms of the agreement, we did not have continuing involvement relating to the contract and therefore the payment was recognized as “Revenue from license fees, milestones and other.” Pfizer elected to terminate this agreement in March 2004. During the second quarter of 2003, we also recorded a $0.6 million milestone payment from Daiichi Radioisotope Laboratories, Ltd., our partner in Japan for DOPASCAN® Injection, which related to the filing of an application for regulatory approval to market the product in Japan.

Revenue — GLIADEL® net product revenues

      For the quarter ended June 30, 2004 and 2003, we recognized GLIADEL® net product revenues of $7.1 million and $5.0 million, respectively. We recognized GLIADEL® net product revenues of $12.6 million and $8.4 million for the six months ended June 30, 2004 and 2003, respectively. These revenues were sold through the following channels:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Specialty distributor sales	$5.0	$3.9	$8.8	$6.6
Direct hospital sales	0.8	0.7	1.5	1.3
International sales	0.8	0.4	1.4	0.5
Other	0.5	—	0.9	—

Total GLIADEL® net product revenues	$7.1	$5.0	$12.6	$8.4

      GLIADEL® net product revenues to customers within the United States were approximately $6.3 million and $4.6 million for the three-month periods ended June 30, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, GLIADEL® net product revenues to customers within the United States were approximately $11.2 million and $7.9 million, respectively. The remaining units were sold outside the United States, including Europe and Canada, either through distributors or directly to hospitals.

      Approximately $5.0 million (455 units) or 70% and $3.9 million (365 units) or 78% of GLIADEL® treatments sold during the three-month periods ended June 30, 2004 and 2003, respectively, were sold to Cardinal Health Specialty Pharmaceuticals Distribution, or SPD, a division of Cardinal Health Inc., that was formerly known as National Specialty Services, Inc. For the six months ended June 30, 2004 and 2003, approximately $8.8 million (819 units) or 70% and $6.6 million (613 units) or 79%, respectively, were sold to SPD. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to SPD, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies and other end-users. SPD receives a discount on its purchases of GLIADEL® based on the amount of capital it has committed to the product as of the date of its purchases, and a discount for timely payment. We have the ability to accept or reject purchase orders from SPD at our sole discretion. For the three- and six-month periods ended June 30, 2004, SPD sold 456 and 857 units, respectively, to hospitals and wholesalers.

      For the three-month periods ended June 30, 2004 and 2003, approximately $0.8 million and $0.7 million of GLIADEL® domestic net product revenues, respectively, resulted from sales directly to hospitals and by drop shipments to hospitals pursuant to purchase orders from wholesalers. For the six-month periods ended June 30, 2004 and 2003, GLIADEL® domestic net product revenues sold directly to hospitals and by drop shipments to hospitals pursuant to purchase orders from wholesalers were approximately $1.5 million and $1.3 million, respectively. Substantially all of these sales to hospitals and wholesalers included our normal payment terms, including discounts for early payment. The remaining $0.5 million and $0.9 million of GLIADEL® domestic net product revenues for the three- and six-month periods ended June 30, 2004 were sold to a corporation for use in a clinical trial.

      For the three-month periods ended June 30, 2004 and 2003, approximately $0.8 million and $0.4 million of GLIADEL® net product revenues, respectively resulted from sales to distributors outside of the United States. For the six-month periods ended June 30, 2004 and 2003, GLIADEL® international net product revenues were approximately $1.4 million and $0.5 million, respectively. International sales increased year over year due to active promotion in Europe with Esteve and Link Pharmaceuticals Ltd, or Link, under the recurrent disease labeling. In May 2004, we granted exclusive rights to Link to market, sell and distribute GLIADEL® in Germany, France, Benelux, Austria and Switzerland. We received $0.5 million upon signing the agreement and may receive additional milestone payments totaling up to $2.0 million. Because the agreement with Link contains an element of continuing involvement on our part, the $0.5 million upfront has been deferred and will be recognized as revenue over the involvement period, which is approximately 10 years. GLIADEL® is currently approved for use in 13 countries outside of the United States and Canada to treat recurrent glioblastoma mutliforme.

Revenue — AGGRASTAT® net product revenues

      All of our sales of AGGRASTAT® of $3.6 million and $6.9 million for the three- and six-month periods ended June 30, 2004 occurred in the United States and its territories and were made directly to wholesalers. Three primary wholesalers accounted for approximately $3.2 million and $6.3 million net sales of AGGRASTAT® for the quarter and six months ended June 30, 2004. Sales of AGGRASTAT® to the wholesalers provide for net payments in 31 days. As a result of our review of estimated AGGRASTAT® inventory at our wholesalers at June 30, 2004, we determined that there were units of AGGRASTAT® at the wholesalers in excess of current prescription demand for the quarter. Accordingly, we deferred recognizing approximately $0.5 million of AGGRASTAT® revenue in the second quarter. The deferred revenue will be recognized in the third quarter. Since the acquisition of AGGRASTAT® in the fourth quarter of 2003, we have increased the size of our sales force and completed a training program for the entire sales and marketing team. These re-launch efforts focus on increasing demand for the product in the ACS market.

Cost of Sales and Gross Margin

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

GLIADEL®	$1.0	$1.0	$1.8	$1.9
AGGRASTAT®	0.2	—	0.4	—

Total cost of sales	$1.2	$1.0	$2.2	$1.9

      GLIADEL® cost of sales includes the cost of materials, labor, overhead and royalties paid to the Massachusetts Institute of Technology pursuant to a license agreement. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for GLIADEL® for the three-month periods ended June 30, 2004 and 2003 was 86% and 79%, respectively. For the six months ended June 30, 2004 and 2003, the gross profit percentages were 86% and 77%, respectively. The gross profit percentage for the first half of 2003 was negatively impacted by approximately $0.4 million for a write off of inventory that we determined did not meet product specifications through regular quality control testing. The cost to manufacture GLIADEL® can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL®, and accordingly, gross profit percentage, to fluctuate from year to year.

      For the three and six months ended June 30, 2004, the gross profit percentage for AGGRASTAT® was 93% and 94%, respectively. We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient of AGGRASTAT® until December 31, 2014. We have also entered into a manufacturing and supply agreement with Baxter Healthcare Corporation, or Baxter, which will supply us with finished product of AGGRASTAT® in 250 ml and 100 ml bags, through July 2009. This agreement with Baxter replaced an agreement with Merck whereby Merck had agreed to supply us with finished product in bags through December 2007. Merck has agreed to supply us with finished product of AGGRASTAT® 50ml vials, through its contract manufacturer, Ben Venue, through the end of 2004. We may negotiate a direct contractual relationship with this manufacturer in the future.

Research and Development Expenses

      Beginning in fiscal year 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999 through June 30, 2004, we incurred, in the aggregate, costs of $117.5 million in pharmaceutical technologies, $34.5 million for its biopolymer technologies, and $89.1 million of indirect expenses. From our inception in July 1993 through December 1998, we recorded $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies. Our research and development projects are currently focused on pharmaceutical research and development. For our biopolymer technologies, we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN® Injection	Phase II/III	Active
AGGRASTAT® Injection for PCI indication	Phase III	Active
NAALADase inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other CNS projects	Research	Active
PARP inhibitors	Research	Active
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMERTM Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

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

      Our research and development expenses were $8.9 million and $7.4 million for the three-month periods ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, our research and development expenses were $18.2 million and $15.2 million, respectively. These expenses were divided between our research and development platforms in the following manner:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Pharmaceutical technologies	$6.0	$4.8	$12.6	$9.3
Biopolymer technologies	0.2	0.3	0.3	0.4
Indirect expenses	2.7	2.3	5.3	5.5

Total research and development expenses	$8.9	$7.4	$18.2	$15.2

Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses increased in the second quarter of 2004, compared to the same period in 2003, primarily due to increased spending of $1.0 million on AQUAVAN® and $0.8 million spending on AGGRASTAT®. For the six months ended June 30, 2004, AQUAVAN® spending increased $1.8 million and PARP Inhibitor spending increased $0.6 million versus the prior year. Additionally, spending on AGGRASTAT® was approximately $1.2 million for the first half of 2004. The increase in AQUAVAN® spending for the quarter and six month periods results primarily from the analysis of the two Phase II clinical trial results that were completed in the fourth quarter of 2003 and from costs associated with the planning for the Phase III clinical trial which we will begin in the second half of 2004. Spending on AGGRASTAT®, acquired in late 2003, results from the preparation of the Phase III clinical trial of AGGRASTAT® for use in PCI. Efforts on our PARP Inhibitors program, which was inactive in 2003, have been redirected in 2004 toward lead compound testing for possible cancer indications. The increase in spending in these programs was partially offset by decreased expenditures in our GPI 1485 program as we incurred costs in 2003 for the active pharmaceutical ingredient of which supplies have been adequate through 2004 for the ongoing Phase II trials.

Biopolymer Technologies

      Our biopolymer technology research and development expenses were consistent for the three- and six-month periods ended June 30, 2004 as compared to the same period in 2003. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies.

Indirect Expenses

      Our indirect research and development expenses increased $0.4 million for the three-month period ended June 30, 2004 compared to the same period in 2003, primarily as a result of increased facility related expenses with these increases partially offset by lower non-core project employee expenses. For the six-month period ended June 30, 2004, indirect research and development expenses decreased $0.2 million as a result of reduced non-core project employee expenses.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses were $14.4 million and $7.9 million for the three-month periods ended June 30, 2004 and 2003, respectively. For the six-months ended June 30, 2004 and 2003, our selling, general and administrative expenses were $26.2 million and $14.4 million, respectively. For the three-month period ended June 30, 2004, the costs incurred to market, sell and distribute GLIADEL® and

AGGRASTAT® were $9.0 million compared to $3.9 million for the same period in 2003. Approximately $2.7 million of the increase in sales and marketing expenses is attributable to an increased sales force focused on selling two products, the training of the sales team and the marketing efforts to launch AGGRASTAT®. Additionally, medical education expense increased $2.0 million quarter over quarter as we held several conferences in the second quarter of 2004 to educate the members of the medical community as to the benefits of the use of GLIADEL® and AGGRASTAT®. For the six months ended June 30, 2004 and 2003, costs incurred to market, sell and distribute GLIADEL® and AGGRASTAT® were $15.9 million and $6.6 million. This increase results primarily from a $5.6 million increase in expenses related to the increased sales force, its training and the marketing efforts to launch the AGGRASTAT® product line. Medical education expenses increased $2.0 million period over period as a result of the conferences held in the second quarter of 2004 to educate members of the medical community to the benefits of GLIADEL® and AGGRASTAT® usage. Additionally, we incurred external costs of approximately $1.1 million related to AGGRASTAT® commercial operations.

      Costs and expenses associated with our general and administrative functions were $5.4 million and $4.0 million for the three-month periods ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to increased legal and professional expenses of $0.4 million in connection with SEC filings and supporting activity, the implementation of expanded evaluative procedures for assessing internal controls and procedures for financial reporting mandated by the Sarbanes-Oxley Act of 2002, increased patent-related costs of $0.3 million and increased recruiting and relocation costs of approximately $0.6 million to expand the sales force and the development teams in preparation for the Phase III clinical trials of AGGRASTAT® and AQUAVAN®. For the six months ended June 30, 2004 and 2003, costs incurred associated with our general and administrative function were $10.3 million and $7.8 million, respectively. The increase results from increased legal and professional services of $0.8 million, increased recruiting and relocation expenses of $0.7 million and increased patent-related costs of $0.7 million. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources, legal, intellectual property, and compliance. We include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, third-party consulting and other external costs. A portion of indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Intangible Amortization

      Intangible amortization was $1.7 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, intangible amortization was $3.4 million and $0.4 million, respectively. Intangible amortization increased year over year as a result of the AGGRASTAT® product rights acquisition in the fourth quarter of 2003.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.4 million and $0.9 million for the three-month periods ended June 30, 2004, and 2003, respectively. Our investment income was $0.9 million and $1.8 million for the six-month periods ended June 30, 2004, and 2003, respectively The decrease in investment income in the second quarter and first half of 2004 compared to the same periods in 2003 was primarily due to both lower interest rates and investment balances maintained during those periods.

      We incurred revenue interest expense of $2.1 million and $4.4 million related to the PRF revenue interest obligation for the three- and six-month periods ended June 30, 2004. Revenue interest expense was calculated using the effective interest method. We utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. We periodically review the estimated future revenues and make adjustments as necessary.

      We incurred interest expense of $1.4 million and $0.3 million for the three-month periods ended June 30, 2004 and 2003, respectively. For the six-months ended June 30, 2004 and 2003, we incurred interest expense of $2.7 million and $0.5 million, respectively. The increase in interest expense in 2004 as compared to 2003 is primarily due to the $69.4 million 5% convertible notes offering and the $18.8 million term loan arrangement with Wachovia Bank, National Association, both of which occurred in the second quarter of 2003. Interest expense in 2004 includes amortization related to the deferred financing costs of the foregoing transactions.

Liquidity and Capital Resources

      Our primary cash requirements are (i) to fund our research and development programs, (ii) to support our sales and marketing efforts, (iii) to obtain regulatory approvals, (iv) to prosecute, defend and enforce any patent claims and other intellectual property rights, (v) to fund general corporate overhead, and (vi) to support our debt service requirements and contractual obligations. We have financed our operations since inception primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® and more recently AGGRASTAT®, funding pursuant to collaborative agreements, a revenue interest obligation with Paul Royalty Fund, L.P. and certain of its affiliated entities, and proceeds from loans or other borrowings. In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.

      In July 2004, we completed a public offering of our common stock. We raised approximately $42.3 million, net of offering costs, through the issuance of 10,000,000 shares of our common stock. Proceeds from the sale will be used to fund clinical trials for AQUAVAN® and AGGRASTAT®, further development of our preclinical product candidates and for general corporate purposes.

      In June 2004, we licensed to SNDC, a newly formed Delaware corporation, our rights in the United States to GPI 1485, a novel compound based on our neuroimmunophilin ligand technology, for the following four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction (“PPED”), HIV-related neuropathy, and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in preclinical development. In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. In consideration for granting the license and the warrants, we received an exclusive option from SNDC’s investors to purchase SNDC. This option is exercisable by us at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and increasing to $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and our common stock, at our discretion, provided that our common stock may not constitute more than 50% of the option exercise price.

      Our cash, cash equivalents and investments (restricted and unrestricted) were $74.1 million at June 30, 2004. Of this amount, $20.4 million is restricted as collateral for certain of our loans and other financial lease obligations. The $27.8 million decrease in cash, cash equivalents and investments from $101.9 million at December 31, 2003 resulted primarily from our operating activities.

Operating Activities

      Cash used in operating activities was $28.2 million and $18.7 million for the six-month periods ending June 30, 2004 and 2003, respectively. The net cash used in operating activities is substantially the result of our operating loss. Depreciation and amortization increased over the prior year primarily as a result of the purchase price amortization associated with the AGGRASTAT® purchase in October of 2003 ($3.0 million), the amortization of various deferred financing costs incurred during 2003 ($0.5 million). We also now record non-cash imputed revenue interest expense associated with the revenue interest obligation used to finance our AGGRASTAT® purchase. Net changes in assets and liabilities used cash of $0.2 million in 2004. At June 30, 2004, net accounts receivable increased by approximately $0.6 million from December 31, 2003. The increase in accounts receivable results from the timing of sales and the subsequent cash receipt thereof. Of the $4.1 million net account receivable balance at June 30, 2004, 78% of the balance is due from both SPD for GLIADEL® and our three primary wholesalers for AGGRASTAT®. SPD and these wholesalers traditionally pay receivables within 31 days. Inventory increased $1.0 million from December 31, 2003 due to purchase commitments made to Merck as part of the AGGRASTAT® acquisition. Prepaid expenses fluctuate period-to-period depending on the timing of preparation and initiation of clinical trials. We are often required to prepay contract research organizations for services prior to the initiation of work performed. Accounts payable and other liabilities increased $1.1 million primarily due deferred revenue related to AGGRASTAT® product sales which will be recognized in the third quarter and the deferral of the Link milestone payment which will be recognized in future periods. Fluctuations in operating items will vary period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.

Investing and Financing Activities

      Our total long-term debt, excluding the revenue interest obligation, decreased $1.4 million to $90.9 million at June 30, 2004, compared to $92.3 million at December 31, 2003. For the period, we entered into capital lease obligations of $0.8 million and made principal repayments of $2.2 million. Our revenue interest obligation was $43.7 million at June 30, 2004 compared to $42.2 million at December 31, 2003.

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

      Also in connection with our arrangement with PRF, we have agreed to set aside cash and cash equivalents, such as marketable securities in the amount of $12.6 million (such amount representing the next eight quarters of minimum payments to PRF) as additional evidence of our liquidity. We may maintain this account at our discretion; however, if we do not maintain this account, we will be required to maintain at least $20.0 million of net working capital during the term of the agreement. If we do not maintain the account or we do not have $20.0 million of net working capital, then PRF may exercise a right to require us to repurchase its revenue interest at a purchase price that reflects a return to PRF on its investment (but is reduced by amounts previously paid to PRF). PRF may also require us to repurchase its revenue interest if (1) we fail to make our minimum payments to them, (2) we sell GLIADEL® and AGGRASTAT® (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of us. Regardless of the reason for which PRF may be entitled to require us to repurchase its revenue interest (in addition to the liquidity events discussed above), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147.0 million.

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

      On May 7, 2003, we entered into a 5-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our dedicated research and development facility, land and building. As part of the agreement, we have effectively fixed interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in 5 years. Under the terms of the loan, we are required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan ($17.8 million at June 30, 2004).

      In May 2002, we borrowed $3.0 million from a commercial bank, in order to repay a note payable to Cardinal Health Sales and Marketing Services. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank, restricted cash, in the amount of the unpaid principal balance of this indebtedness ($1.5 million at June 30, 2004).

      We have an agreement with SPD, to whom we sell GLIADEL®, that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® that it may have in its inventory. As of June 30, 2004, we believe that SPD had approximately $1.7 million of GLIADEL® in its inventory.

Future Cash Needs

      Historically, we have financed our operations primarily through the issuance of equity securities, revenue from the sale of GLIADEL®, funding pursuant to collaborative agreements and proceeds from loans and other borrowings, and during the second and third quarters of 2003, the issuance of convertible debt securities. During the fourth quarter of 2003, we financed the acquisition of AGGRASTAT® through a revenue interest financing arrangement. Our future capital requirements and liquidity will depend on many factors, including but not limited to, revenues from the sale of GLIADEL® and AGGRASTAT®, progress of our research and development programs, progress of pre-clinical and clinical testing, time and cost involved in obtaining regulatory approval, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, changes in our existing research relationships, competing technological and marketing developments, our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others, conversion of long-term convertible notes, the costs of servicing debt, the costs of product in-licensing, and substantial future expenditures we expect to make to increase sales of AGGRASTAT®. We do not know and cannot reasonably estimate when we may incur significant future expenses or the period in which material net cash flows from significant projects are expected to commence because of, among other factors, the risks and uncertainties involved in:

•	The amount of our sales of GLIADEL®;

•	The amount of our sales of AGGRASTAT®;

•	The outcomes and costs of pre-clinical testing and clinical trials and the time when those outcomes will be determined;

•	Obtaining future corporate partnerships;

•	The time and expense of obtaining regulatory approval;

•	Competing products potentially coming to market; and

•	Obtaining protection and freedom to operate for our patented technologies.

      We believe that our existing resources will be sufficient to service our existing debt obligations and meet our capital expenditure and working capital requirements for the next twelve months. Regardless, we expect to raise additional capital in the future in order to achieve our future business objectives, which include clinical and pre-clinical development activities for our product candidates, such as:

•	AGGRASTAT® PCI;

•	AQUAVAN® Injection;

•	GPI 1485 (our lead neuroimmunophilin ligand);

•	GPI 1485 (our lead neuroimmunophilin ligand);

•	NAALADase Inhibitors;

•	other neuroimmunophilin ligands; and

•	other research projects.

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

      The following are contractual commitments at June 30, 2004, associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments (1)	Total	<1 Year	1-3 Years	4-5 Years	>5 Years

Long-term debt	$89,447	$2,221	$2,754	$84,444	$28
Capital lease obligations	1,445	809	577	59	—
Revenue interest obligation (2)	83,800	5,650	15,650	20,000	42,500
Operating leases	1,494	1,197	297	—	—
Manufacturing commitment for AGGRASTAT®	6,827	787	3,102	2,938	—
Research and development arrangements (3)	11,505	7,630	3,870	5	—

Total Contractual Commitments	$194,518	$18,294	$26,250	$107,446	$42,528

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. This table does not include the $1.0 million milestone payment due to ProQuest expected to be paid in the second half of 2004 upon dosing of the initial patient in the Phase III trial of AQUAVAN®. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology. Similarly, we have excluded the royalty payments due to Merck in connection with the AGGRASTAT® acquisition, as the amount and timing are not determinable. Under the terms of the asset agreement with Merck, Merck is entitled to royalty payments on net sales of AGGRASTAT® through October 23, 2016. The royalty payments to be paid to Merck are calculated as follows:

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
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and
20% on AGGRASTAT® Net Sales over $100,000,000.

(2)	We granted PRF a revenue interest in GLIADEL®, AGGRASTAT®, and certain other products which provides for PRF to receive 10% on the first $75.0 million of GLIADEL® and AGGRASTAT® annual net sales, plus 2.5% for net sales exceeding $75.0 million through December 31, 2006. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% on the first $75.0 million in annual net sales, plus 3.5% on any net sales exceeding $75.0 million. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future GLIADEL® and AGGRASTAT® net sales are not achieved. At a minimum, we will pay PRF $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(3)	Research and development arrangements include commitments that we have entered into at June 30, 2004, to engage third parties to perform various aspects of our research and development efforts subsequent to June 30, 2004.

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

      Our primary customer for GLIADEL® is Cardinal Health Specialty Pharmaceuticals Distribution (SPD), a specialty pharmaceutical distributor who sells directly to hospitals and was formerly known as National Specialty Services, Inc. Product demand by SPD during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate SPD’s inventory position. If we believe these levels are too high based on prescription demand, we will either not accept purchase orders from, or ship additional product to, SPD until these levels are reduced, or we will defer recognition of revenue if we determine that there is excess inventory at SPD for our products. We have three primary wholesalers for AGGRASTAT®, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, who sell directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in that period. If we believe that these levels are too high based on prescription demand, we will defer recognition of revenue for the product. During the quarter ended June 30, 2004, we deferred $0.5 million of sales related to excess inventory at our wholesalers. The deferred revenue will be recognized in the third quarter.

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

      Intangible Assets. When we purchase products we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price may be allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by considering the remaining life of the patents, competition by products prescribed for similar indications, estimated future introductions of competing products, and other related factors. The factors that drive the estimate of the life of the asset are often uncertain. When events or circumstances warrant review, we will assess recoverability from future operations of intangibles using undiscounted cash flows derived from the intangible assets. Any impairment would be recognized in operating results to the extent that the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.

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

      Revenue Interest Obligation. Our revenue interest obligation was recorded as debt as we have significant continuing involvement in the generation of the cash flows due to PRF. The obligation will be amortized under the effective interest method. We utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation. We periodically review estimated future revenues and update the imputed interest rate as necessary.

New Accounting Standards

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. In June 2004, we entered into a transaction for which we were deemed the primary beneficiary of a variable interest entity. Accordingly, we have applied the requirements of FIN 46R and consolidated the financial statements of SNDC Holdings LLC within our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2004 was $64.4 million and yield to maturity was approximately 2.20%. The weighted-average return on our investments during the quarter ended June 30, 2004 was approximately 0.0%.

      Certain of our debt, primarily the $18.8 million in borrowings from Wachovia Bank, was established with interest rates which fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”), to exchange substantially all of our variable rate financial obligations for fixed rate obligations. Including the Wachovia borrowings, we have entered into interest rate swaps for $19.8 million of our approximately $134.6 million in total outstanding indebtedness, which includes our revenue interest obligation. For this $19.8 million of debt, we were obligated to pay variable interest rates of LIBOR plus between 1/2% and 5/8%. The interest rate swap agreements had a total notional principal amount of approximately $19.8 million as of June 30, 2004. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rates on $19.8 million of our June 30, 2004 financial obligations between 2.78% and 6.06%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $0.6 million at June 30, 2004. Current market pricing models were used to estimate these fair values.

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

      On June 17, 2004, the Company issued five-year warrants to purchase 1.5 million shares of Guilford’s common stock at $7.48 per share. The warrants were issued to outside investors in Symphony Neuro Development Company (“SNDC”), all of whom are accredited investors within the meaning of Rule 501(a) of Regulation D, in connection with a transaction on that same date by which the Company licensed to SNDC its rights to GPI 1485. See Item 1 in Part I above for a description of the terms of the transaction with SNDC. The issuance of the warrants was made in reliance on Section 4(2) under the Securities Act and/or Regulation D promulgated thereunder in that such issuance did not involve a public offering. All of the warrants that were issued in this transaction contain appropriate restrictive legends. The warrants are exercisable at the election of the holder through June 17, 2009, and the exercise price is payable in cash or pursuant to cashless exercise provisions. The Company intends to file a registration statement to register the resale of the common stock of the Company issuable upon exercise of the warrants.

      On July 30, 2004, we issued 2,488 (Two Thousand Four Hundred and Eighty-Eight) shares of our common stock to Burns McClellan Inc. (“Burns McClellan”), as partial consideration for Burns McClellan providing us with investor relations/public-relations services. In connection with this issuance, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities:

      None

Item 4.	Submission of Matters to a Vote of Security Holders:

      The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on May 5, 2004:

1.	The election of directors to serve on the Company’s Board of Directors for a term of one year and until their successors are elected and qualified;

2.	The ratification of the selection of KPMG LLP as the Company’s registered public accounting firm for 2004; and

3.	The amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of our common stock from 75,000,000 to 125,000,000.

      The nominees for director were elected based on the following votes:

Nominee	Votes For	Votes Withheld

Craig R. Smith, M.D.	25,744,025	754,542
George L. Bunting, Jr.	25,704,777	793,790
Joseph R. Chinnici	25,745,112	753,455
Barry M. Fox	25,704,777	793,790
Elizabeth M. Greetham	25,704,777	793,790
Joseph Klein, III	25,745,212	753,355
Ronald M. Nordmann	25,659,594	838,973
Solomon H. Snyder	25,658,807	839,760
David C. U’Prichard	25,745,112	753,455

      The proposal to ratify the selection of KPMG LLP as independent auditors for 2004 received the following votes:

•	26,317,203 votes for approval

•	136,647 votes against

•	44,717 abstentions

      There were no broker non-votes for this item.

      The proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the authorized capital of the Company received the following votes:

•	24,946,382 votes for approval

•	1,487,195 votes against

•	64,990 abstentions

      There were no broker non-votes for this item.

Item 5.	Other Information:

Risk Factors

      Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth herein, as well as other information we include or incorporate by reference in this prospectus and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.

     We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2003, 2002 and 2001, were $53.9 million, $59.3 million, and $60.3 million, respectively, and for the six months ended June 30, 2004 were $39.3 million. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of June 30, 2004, we had an accumulated deficit of approximately $342.9 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.

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

      Our short-term prospects depend heavily on sales of GLIADEL® Wafer and AGGRASTAT® Injection, our commercial products. GLIADEL® Wafer and AGGRASTAT® Injection accounted for approximately 70% and 9%, respectively, of our total revenues for the year ended December 31, 2003, and approximately 63% and 34%, respectively, of our total revenues for the six months ended June 30, 2004. GLIADEL® Wafer was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the FDA in September 1996. We do not know whether the product will ever gain broader market acceptance. If GLIADEL® Wafer fails to gain broader market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

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

      In addition, in January 2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing initial surgery for malignant glioma. In November 2002, we withdrew those applications while we were waiting for the FDA to respond to a similar application in the United States. We resubmitted these European applications in November 2003. Presently GLIADEL® Wafer is approved for the recurrent GBM market in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is currently approved for first line therapy only in the United States and Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited outside of the United States, which reduces the potential sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprised less than 6% and 12% of worldwide sales of GLIADEL® Wafer for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively.

      We acquired AGGRASTAT® Injection from Merck and Co., Inc. on October 28, 2003. AGGRASTAT® Injection is a glycoprotein GP IIb/ IIIa receptor antagonist used for the treatment of acute coronary syndrome (ACS) including unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction (NSTEMI). Prior to acquiring AGGRASTAT® Injection, we have never marketed and sold a product for cardiovascular conditions. We cannot assure you that we will be successful in our efforts to market and sell AGGRASTAT® Injection.

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

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from July 1, 2002 to June 30, 2004 ranged from $2.65 to $9.62.

     We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.

      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of June 30, 2004, we had total long-term debt and revenue interest obligations of $134.6 million. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.

      Our obligations for 2004 include approximately $3.4 million in principal and approximately $5.2 million in interest on our long-term debt. In addition, we are obligated to make payments on our Revenue Interest Obligation as disclosed in the Paul Royalty Funds risk factor on page 36. We are obligated to pay the minimum amount under the Paul Royalty agreement of $5.0 million in 2004.

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

      Approximately 76% of our sales of GLIADEL® Wafer in 2003, and approximately 70% in the six months ended June 30, 2004, were made to Cardinal Health Specialty Pharmaceuticals Distribution, or SPD, a nationwide specialty pharmaceutical distributor. We have an agreement with SPD regarding its purchase of the product that permits either us or SPD to terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its rights to terminate its agreement with us at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that SPD may have in its inventory. As of June 30, 2004, we believe that SPD had approximately $1.7 million of GLIADEL® Wafer in its inventory.

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

     We cannot be certain that we will be able to maintain or increase sales of AGGRASTAT® Injection, nor can we be certain that we will be able to expand the labeled indications for AGGRASTAT® Injection.

      When we purchased AGGRASTAT® Injection from Merck, Merck had not been actively promoting the product in the United States and product sales were in decline. Our strategy for reintroducing AGGRASTAT® Injection into the United States marketplace involves actively promoting the product and conducting an additional clinical trial for AGGRASTAT® Injection, in order to seek from the FDA expanded labeling for use in percutaneous coronary intervention, or PCI. Until we receive approval for use in PCI, we are not promoting the use of the product in catheterization laboratories. We cannot be certain that our promotion of the product will let us maintain or lead to increased sales based on the product’s current indication. For example, although we have begun our active promotion efforts, sales for AGGRASTAT® Injection have not met our original expectations and are lower than the sales level achieved by Merck without active promotion. Additionally, we may not be able to reach an understanding with the FDA if we submit a protocol under the special protocol assessment procedure as to an appropriate clinical trial design in order to expand the indications for AGGRASTAT® Injection, the clinical trial may be cost prohibitive to conduct, we may not be able to fully enroll the clinical trial or assure you that if conducted the clinical trial will be successful. Even if we are able to reach an understanding with the FDA and even if the trial is successful, we cannot be certain that the expanded indication will lead to increased sales or market share. At this time we are not able to predict when, if ever, a trial to support an expanded indication can commence.

     We depend upon Merck to supply us with the active pharmaceutical ingredient for Aggrastat and for finished product of Aggrastat in vials. We will depend upon Baxter Healthcare Corporation to provide us with finished product of Aggrastat in bags.

      Aggrastat® Injection consists of an active pharmaceutical ingredient, or API, which is sold as finished product in both vials and bags. Merck is obligated to supply us with the API until 2014. Under our agreement with Merck, we are obligated to purchase all of our requirements of API from Merck. In the event of Merck’s breach of the agreement, we may seek an alternative source of API. However, we have not investigated alternative sources, and we may not be able to procure an alternative source of API. Should we succeed in procuring an alternative source of API, we would still need to pay a royalty to Merck for the use of the API until 2014. Because we depend upon this relationship with Merck for key ingredients of Aggrastat, the limited duration of Merck’s obligation to us, and the potential lack of an alternative provider may adversely affect the operation of our business.

      We sell Aggrastat primarily in 250 ml and 100 ml bags, which will be filled for us by Baxter Healthcare Corporation, or Baxter, under an exclusive manufacturing agreement that we executed with them on July 1, 2004. This agreement provides us with certain remedies if Baxter is not able to perform its obligations to us.

Regardless, if Baxter is not able to provide us with finished bags of Aggrastat, we may not be able to provide Aggrastat to our customers, which may adversely affect our business.

      We also sell Aggrastat in vials, which we purchase from Merck. These vials are manufactured for Merck by a third party contract manufacturer. Merck’s contractual relationship with this contract manufacturer lasts until December 31, 2004. Under our agreement with Merck, we are entitled to enter into a direct relationship with this contract manufacturer to obtain vials of Aggrastat. If we do not enter into a direct relationship with this contract manufacturer, we may continue to receive vials through Merck. If we are not able to procure vials of Aggrastat through Merck or otherwise, we may not be able to meet the demands of our customers for vials and this inability may adversely affect our business.

     The amount of inventory of AGGRASTAT® Injection at pharmaceutical wholesalers may negatively affect our sales of the product.

      AGGRASTAT® Injection was sold by Merck to pharmaceutical wholesalers, among other customers. These wholesalers buy quantities of products to resell to hospitals, pharmacies and other end users. Oftentimes, when they think that a pharmaceutical company may increase the price of a product, they order additional quantities of the product, in order to purchase under existing sales and marketing programs, or at the lower price. When we purchased AGGRASTAT® Injection from Merck, we could not be certain what quantity of AGGRASTAT® Injection wholesalers were maintaining. The amount of inventory of the product that pharmaceutical wholesalers had at the time that we acquired the product or currently have, could negatively affect our sales of the product.

     Paul Royalty Funds is entitled to a portion of our revenues, which may limit our ability to fund some of our operations. If we do not achieve certain sales targets for GLIADEL® Wafer and AGGRASTAT® Injection, Paul Royalty Funds may be entitled to a greater percentage of our revenues, revenues from future products we may acquire or certain of our product candidates.

      Under the terms of our Revenue Interest Assignment Agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund Holdings II, who we refer to as Paul Royalty Funds or PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of our GLIADEL® Wafer and AGGRASTAT® Injection combined annual net sales up to $75 million, and 2.5% of those combined annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If combined GLIADEL and AGGRASTAT annual net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL and AGGRASTAT net sales. If GLIADEL and AGGRASTAT net sales are less than $75 million in any of the years 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL and AGGRASTAT net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each a product candidate of ours), in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Interest Assignment Agreement (based upon the combined net sales of GLIADEL and AGGRASTAT) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively. We will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving GLIADEL or AGGRASTAT and on any future sale of ex-North American marketing rights to GLIADEL. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

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

      PRF has been granted a security interest in the intellectual property assets related to GLIADEL® Wafer and AGGRASTAT® Injection, which in the aggregate accounted for all of our net product revenue of $21.7 million and $19.5 million for the year ended December 31, 2003 and for the six months ended June 30, 2004, respectively. As of June 30, 2004, the intangible assets related to GLIADEL® Wafer and AGGRASTAT® Injection were $79.4 million, or approximately 35% of total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

The integration of AGGRASTAT® Injection into our business and our clinical development plans for AGGRASTAT® Injection and AQUAVAN® Injection will require significant additional capital.

      In order (1) to successfully integrate AGGRASTAT® Injection into our business, which includes expanding our commercial operations and (2) to conduct clinical trials for AQUAVAN® Injection and to expand the labeled indication of AGGRASTAT® Injection, we will require significant additional capital resources within the next eighteen months. Although we know that we will need significant additional capital to undertake these activities, we cannot reasonably estimate the amount due to the uncertainties involved with these activities. For example, with respect to a clinical trial to expand the labeled indication for AGGRASTAT® Injection, we do not know the size or nature of the clinical trial that the FDA will require us to conduct, including the number of patients in the trial, the clinical endpoints for the trial, whether the trial will require the use of concomitant medications and the cost of such medications or the duration of the trial. With respect to the Phase III clinical trials of AQUAVAN® Injection, we do not know the number of procedural sedation settings that the FDA will require us to test in order to receive approval to market the drug for a broad range of brief diagnostic or therapeutic procedures. The results of these determinations can cause our capital requirements to vary considerably. This additional financing may take the form of an offering of debt or equity, and that offering could be material in size. If we conduct a primary equity offering, the issuance of the additional shares of common stock may be dilutive to our existing stockholders and may have a negative effect on the market price of our stock. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals.

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

     We have licensed some of our GPI 1485 development and commercialization rights to Symphony Neuro Development Company (“SNDC”) and will not receive any future royalties or revenues with respect to this intellectual property unless we exercise an option to acquire SNDC in the future. We may not have the financial resources to exercise this option.

      We have licensed to SNDC our rights to GPI 1485 for some indications in the United States. SNDC will invest up to $40 million to advance GPI 1485 through clinical development in four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction, HIV-neuropathy and HIV-dementia. It is expected that the $40 million clinical development budget will be fully expended in approximately two years. In exchange for the license rights and for five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share, we received a purchase option allowing us, in our discretion, to acquire all of the equity of SNDC. The purchase option is exercisable by us at any time beginning on April 1, 2005 and ending on the earlier of (i) March 31, 2007, or (ii) the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2 million, at an exercise price starting at $75.1 million in April 2005 and increasing incrementally to $119.8 million in January 2007. The purchase option may be paid in cash, or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment of the purchase option exercise price.

      If we elect to exercise the purchase option, we will be required to make a substantial cash payment or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these. A payment in cash would reduce our capital resources. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. The exercise of the purchase option will likely require us to record a significant charge to earnings and may adversely impact future operating results. If we do not exercise the purchase option prior to its expiration, our rights in and to

SNDC with respect to the GPI 1485 programs will terminate. Additionally, we may not have the financial resources to exercise the purchase option, which may result in our loss of these rights.

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

      In addition, our U.S. patent protection for GLIADEL® Wafer, which for the three months ended June 30, 2004, accounted for approximately 65% of our product sales revenue, expires in 2006. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL® Wafer. The availability of such a generic copy could negatively impact our revenues from GLIADEL® Wafer.

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

      We cannot be sure that we will be able to meet applicable requirements to test, manufacture and market controlled substances or radio-labeled drugs, or that we will be able to obtain additional necessary approvals permits, authorizations, registrations or licenses to meet state, federal and international regulatory requirements to manufacture and distribute such products.

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

Item 6.	Exhibits and Reports on Form 8-K:

      A. Exhibits

Exhibit No.	Description

3.01D	Certificate of Amendment of Amended and Restated Articles of Incorporation, As Amended (previously filed as an exhibit to the Company’s Form 8-K filed on May 20, 2004)
10.41	Employment Agreement, dated June 17, 2004, between the Company and William F. Spengler
10.42	Manufacturing and Supply Agreement, dated July 1, 2004, between the Company and Baxter Healthcare Corporation, (confidential treatment has been requested for a portion of this exhibit)
10.43	Purchase Option Agreement, dated June 17, 2004, by and among Guilford Pharmaceuticals Inc., SNDC Holdings LLC and Symphony Neuro Development Company (previously filed as an exhibit to the Company’s Form 8-K filed on June 21, 2004)
10.44	Novated and Restated Technology License Agreement, dated June 17, 2004, between GPI NIL Holdings, Inc., Guilford Pharmaceuticals Inc., Symphony Neuro Development Company and SNDC Holdings LLC. (confidential treatment has been requested for a portion of this exhibit) (previously filed as an exhibit to the Company’s Form 8-K filed on June 21, 2004)
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      B. Reports on Form 8-K

      On May 5, 2004, the Company filed a current report on Form 8-K, the purpose of which was to announce the resignation of Andrew R. Jordan, Executive Vice President, Finance and Administrative and Chief Financial Officer reporting under Item 5.

      On May 20, 2004, the Company filed a current report on Form 8-K, the purpose of which was to reflect an amendment to the Amended and Restated Articles of Incorporation, increasing the authorized capital of the Company to 130 million shares reporting under Items 5 and 7.

      On June 18, 2004, the Company filed a current report on Form 8-K, the purpose of which was to announce the licensing the U.S. rights of GPI 1485 to Symphony Neuro Development Company reporting under Items 5 and 7.

      On June 21, 2004, the Company filed a current report on Form 8-K, the purpose of which was to disclose a presentation regarding the transaction between the Company and Symphony Neuro Development Company reporting under Item 5 and 7.

      On June 21, 2004, the Company filed a current report on Form 8-K, the purpose of which was to disclose information provided in a prospectus supplement filed on June 21, 2004 in connection with a proposed public offering of the Company’s common stock reporting under Items 5 and 7.

      On June 28, 2004, the Company filed a current report on Form 8-K, the purpose of which was to announce the appointment of William F. Spengler as Executive Vice President and Chief Financial Officer reporting under Item 5.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

/s/

Craig R. Smith, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 9, 2004

/s/

William F. Spengler
Executive Vice President and Chief Financial Officer
Principal Accounting Officer

Date: August 9, 2004