Form 10-Q
period 2004-09-30
GUILFORD PHARMACEUTICALS INC
filed 2004-11-09
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 5, 2004

Common Stock, $.01 par value	44,443,457

Guilford Pharmaceuticals Inc.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

      The consolidated financial statements as of and for the periods ended September 30, 2004 and 2003 included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2003.

      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly our financial position, results of operations, changes in stockholders’ equity and cash flows as of and for the three- and nine-month periods ended September 30, 2004. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,574	$29,939
Investments, net	32,468	50,261
Investments – held by Symphony Neuro Development Company	35,295	—
Accounts receivable, net	4,387	3,460
Inventories, net	2,388	2,504
Prepaid expenses and other current assets	2,776	1,787

Total current assets	128,888	87,951
Investments – restricted	20,159	21,743
Property and equipment, net	20,850	22,395
Intangible assets, net	77,656	82,796
Other assets	5,054	6,438

	$252,607	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,923	$8,549
Current portion of long-term debt	2,850	3,394
Accrued payroll related costs	2,360	4,538
Accrued contracted services	4,279	1,909
Accrued expenses and other current liabilities	4,275	3,590

Total current liabilities	21,687	21,980
Long-term debt, excluding current portion	87,472	88,885
Revenue interest obligation	44,043	42,155
Other liabilities	5,216	1,103

Total liabilities	158,418	154,123

Minority interest	31,575	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 125,000,000 shares, 45,310,271 and 34,908,076 issued at September 30, 2004 and December 31, 2003, respectively	453	349
Additional paid-in capital	426,857	377,168
Accumulated deficit	(357,334)	(303,538)
Accumulated other comprehensive loss	(2,243)	(1,485)
Note receivable from officer	—	(85)
Treasury stock, at cost; 927,166 and 1,055,816 shares at September 30, 2004 and December 31, 2003, respectively	(4,575)	(5,209)
Deferred compensation	(544)	—

Total stockholders’ equity	62,614	67,200

	$252,607	$221,323

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues:
Net product sales	$10,430	$5,302	$29,904	$13,708
Revenues from license fees, milestones and other	6,892	118	7,495	5,777

Total revenues	17,322	5,420	37,399	19,485
Costs and expenses:
Cost of sales	2,060	975	4,283	2,899
Research and development	12,521	9,056	30,746	24,253
Selling, general and administrative	14,098	7,862	40,278	22,250
Intangible amortization	1,713	210	5,140	630
Acquired in-process research and development	1,917	—	7,155	—

Total costs and expenses	32,309	18,103	87,602	50,032

Operating loss	(14,987)	(12,683)	(50,203)	(30,547)
Other income (expense):
Investment and other income	630	585	1,510	2,361
Revenue interest expense	(2,026)	—	(6,456)	—
Interest expense	(1,251)	(1,184)	(3,924)	(1,643)

Loss before minority interest	(17,634)	(13,282)	(59,073)	(29,829)
Minority interest	3,173	—	5,277	—

Net loss	$(14,461)	$(13,282)	$(53,796)	$(29,829)

Basic and diluted loss per common share	$(0.33)	$(0.46)	$(1.45)	$(1.01)

Weighted-average shares outstanding to compute basic and diluted loss per share	43,457	28,967	37,134	29,541

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004
(unaudited)
(in thousands, except share data)

					Accumulated
	Common Stock				Other	Note
			Additional		Comprehensive	Receivable			Total
	Number of		Paid-In	Accumulated	Income	From	Treasury	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Officer	Stock, at Cost	Compensation	Equity

Balance, January 1, 2004	34,908,076	$349	$377,168	$(303,538)	$(1,485)	$(85)	$(5,209)	$—	$67,200
Comprehensive loss:
Net loss				(53,796)					(53,796)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					273				273
Unrealized loss on available-for-sale securities					(1,031)				(1,031)

Total other comprehensive loss									(758)

Total comprehensive loss									$(54,554)

Forgiveness of officer loan						85			85
Issuance of common stock	10,402,195	104	43,831						43,935
Deferred compensation related to officer separation agreement			622					(622)	—
Issuance of warrants			5,238						5,238
Distribution of 37,269 shares of treasury stock to 401(k) plan			75				184		259
Distribution of 86,968 shares of treasury stock to ESP plan			(86)				429		343
Distribution of 4,314 shares of treasury stock to consultant			9				21		30
Amortization of deferred compensation								78	78

Balance, September 30, 2004	45,310,271	$453	$426,857	$(357,334)	$(2,243)	$—	$(4,575)	$(544)	$62,614

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(53,796)	$(29,829)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(5,277)	—
Realized (gains)/losses on sale of available-for-sale securities	206	(168)
Depreciation and amortization	9,090	3,914
Compensation expense	452	405
Imputed revenue interest expense	1,774	—
Acquired in-process research and development	7,155	—
Changes in assets and liabilities:
Accounts receivable, net, prepaid expenses and other assets	(1,993)	(1,357)
Inventories	116	827
Accounts payable and other liabilities	1,489	(222)

Net cash used in operating activities	(40,784)	(26,430)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(18,766)
Purchases of investments held by SNDC	(43,000)	—
Sale of investments held by SNDC	7,705	—
Investments in ProQuest Pharmaceuticals, Inc.	(1,000)	—
Maturities and sales of available-for-sale securities	28,127	64,500
Purchases of available-for-sale securities	(10,671)	(44,956)

Net cash (used in) provided by investing activities	(18,839)	778

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	43,935	346
Proceeds from sale of treasury stock	343	—
Net sale of preferred stock by SNDC	40,000	—
Proceeds from issuances of debt	—	88,527
Purchase of treasury stock	—	(5,280)
Debt issuance costs	(105)	(3,155)
Principal payments on debt	(2,915)	(3,326)

Net cash provided by financing activities	81,258	77,112

Net increase in cash and cash equivalents	21,635	51,460
Cash and cash equivalents at the beginning of period	29,939	14,777

Cash and cash equivalents at the end of period	$51,574	$66,237

Supplemental disclosures of cash flow information:
Net interest paid	$4,477	$547
Revenue interest paid	4,382	—
Stock distributed to 401(k) and ESP plans	602	538
Forgiveness of officer loan	85	—
Non-cash investing and financing activities:
Capital lease obligations pursuant to leases for certain equipment	$958	$836

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements

September 30, 2004
(unaudited)

1.	Organization and Description of Business

      Guilford Pharmaceuticals Inc. (together with its subsidiaries, “Guilford” or the “Company”) is a pharmaceutical company located in Baltimore, Maryland, engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets.

2.     Symphony Transaction

      In June 2004, the Company licensed to Symphony Neuro Development Company (“SNDC”), a newly formed Delaware corporation, its rights in the United States to GPI 1485, a novel compound based on the Company’s neuroimmunophilin ligand technology, for the following four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction (“PPED”), HIV-related neuropathy and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in pre-clinical development. In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of the Company’s common stock at $7.48 per share. In consideration for the warrants, the Company received an exclusive option from SNDC’s investors to purchase SNDC. This option was valued at $5.2 million, which represented the corresponding fair value of the warrants using the Black-Scholes method and was expensed in the second quarter of 2004 as acquired in-process research and development due to the fact that the licensed technology had not reached technological feasibility and had no known alternative future uses. This option is exercisable by the Company at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and incrementally increasing to a maximum exercise price of $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s discretion, provided that the Company’s common stock may not constitute more than 50% of the option exercise price.

      RRD International, LLC (“RRD”), a company providing clinical trials strategy, design and management expertise, manages SNDC and sub-contracts the ongoing development work to the Company and to other vendors. Under the Company’s agreement with RRD to provide certain clinical development services to SNDC, the Company performs services related to manufacturing, process development, toxicology, patent prosecution and maintenance, and regulatory matters (the “Development Services”). Through September 30, 2004, the Company has been reimbursed $0.5 million for services provided to RRD.

      In connection with this transaction, the Company sold $2.8 million of clinical trial supply, at cost, to SNDC during the second quarter of 2004. The Company previously expensed this clinical trial supply in 2003. Accordingly, the sale of the clinical trial supply resulted in a gain of $2.8 million for the Company. This gain will be deferred until the earlier of either the exercise or the expiration of the purchase option (the “Deferral Period”). As mentioned above, the Company provides SNDC with Development Services, which are at market rates. The excess of the market rate over the cost of the Development Services also results in a gain for the Company. Similarly, this gain will be deferred over the Deferral Period. The total deferred gain of $3.1 million is included in other liabilities on the September 30, 2004 consolidated balance sheet.

      In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity, SNDC Holdings LLC, the parent of SNDC, is considered a variable interest entity. Under FIN 46R, the Company has been deemed the primary beneficiary of the variable interest entity because it is most closely associated with SNDC Holdings LLC.

Accordingly, the Company has consolidated the financial activity of SNDC Holdings LLC within its financial statements. In addition, the Company finalized the accounting for the SNDC transaction in the third quarter of 2004 and reclassified approximately $3.0 million of SNDC transaction costs from other assets to minority interest.

3.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the financial statements of Guilford and its subsidiaries, all of which are wholly-owned. As discussed above, the consolidated financial statements also include the financial statements of SNDC Holdings LLC, a variable interest entity. All intercompany balances and transactions have been eliminated in consolidation.

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

      The primary customer for GLIADEL® is Cardinal Health Specialty Pharmaceuticals Distribution (“SPD”), a division of Cardinal Health, Inc. (“Cardinal”), that sells directly to hospitals and was formerly known as National Specialty Services, Inc. Product demand by SPD during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically evaluates SPD’s inventory position. If the Company believes these levels are too high based on prescription demand, it will either not accept purchase orders from, or ship additional product to, SPD until these levels are reduced or it will defer recognition of revenue if it determines that there is excess channel inventory for the product.

      The Company has three main wholesalers for AGGRASTAT®: AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, each of which sell directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in that period. As a result, the Company periodically evaluates the inventory position of its wholesalers. If the Company believes these inventory levels are too high based on prescription demand during the quarter, it will defer recognition of revenue for the product. During the quarter ended September 30, 2004, the Company deferred $0.1 million of net sales related to excess inventory at its wholesalers, which is included in accrued expenses and other current liabilities on the consolidated balance sheet at September 30, 2004. The deferred revenue will be recognized in the fourth quarter of 2004. The Company’s normal payment terms applied to these sales.

      Collaborative research revenue is recognized, up to contractual limits, when the Company meets its performance obligations under each of its collaborative research agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished. Non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Contract and licensing revenue is recognized when milestones are met and the Company’s significant performance obligations have been satisfied in accordance with the terms of the respective agreements.

Revenue Interest Obligation

      In connection with the financing of the Company’s acquisition of the rights to AGGRASTAT® in the fourth quarter of 2003, the Company entered into a Revenue Interest Assignment Agreement (the “Revenue Agreement”) with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, “PRF”). The Company’s obligation to make interest payments based on revenues generated by sales of certain products has been recorded as debt in the consolidated financial statements because the Company has significant continuing involvement in the generation of the cash flows payable to PRF. The obligation is amortized under the effective interest method. The Company utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation.

Stock-Based Compensation

      FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“Statement No. 148”), which amended FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amended the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148 have been incorporated herein.

      The Company continues to account for stock-based compensation under Accounting Principals Board (“APB”) Opinion No. 25. If Statement No. 123 would have been applied, it would have had the following impact:

	For the Three-Month		For the Nine-Month
	Period Ended		Period Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)		(In thousands)
Net loss, as reported	$(14,461)	$(13,282)	$(53,796)	$(29,829)
Add: Stock-based employee compensation expense included in reported net loss	78	—	78	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,613)	(3,161)	(8,004)	(10,121)

Pro forma net loss	$(16,996)	$(16,443)	$(61,722)	$(39,950)

Loss per share:
Basic and diluted — as reported	$(0.33)	$(0.46)	$(1.45)	$(1.01)

Basic and diluted — pro forma	$(0.39)	$(0.57)	$(1.66)	$(1.35)

Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation.

New Accounting Standards

      In December 2003, FASB revised Interpretation No. 46 by issuing FIN 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2004, the Company entered into a transaction for which the Company was deemed the primary beneficiary of a variable interest entity. Accordingly, the Company has applied the requirements of FIN 46R and has consolidated the financial statements of that variable interest entity, SNDC Holdings LLC, within its financial statements.

4.     Accounts Receivable

	September 30,	December 31,
	2004	2003

	(In thousands)
Trade accounts receivable	$4,393	$4,276
Less allowance for doubtful accounts	(6)	(816)

Accounts receivable, net	$4,387	$3,460

      Accounts receivable at September 30, 2004 and December 31, 2003 include amounts relating to sales of GLIADEL® and AGGRASTAT®. Sales of GLIADEL® to the Company’s specialty distributor, hospitals and wholesalers provide for net payments in 91 days, with certain discounts for early payment. Sales of AGGRASTAT® to the wholesalers provide for net payment in 31 days, with certain discounts for early payment.

      At December 31, 2003, the allowance for doubtful accounts included $0.8 million relating to a dispute with Cardinal Health Sales and Marketing Services (“SMS”) that SPD, the Company’s specialty pharmaceutical distributor and a division of Cardinal, offset against an existing trade receivable to the Company. In the first quarter of 2004, the Company wrote-off the receivable due from SPD.

5.     Inventories

	September 30,	December 31,
	2004	2003

	(In thousands)
Raw materials	$140	$191
Work in progress	713	429
Finished goods	2,629	2,218
Inventory reserve	(1,094)	(334)

Inventories, net	$2,388	$2,504

      Inventories are stated at the lower of cost or market. Inventories include finished goods and raw materials that may be either available for sale, consumed in production or consumed internally in the Company’s development efforts. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

6.     Intangible Assets

      Intangible assets and related accumulated amortization consist of the following:

	September 30,	December 31,
	2004	2003

	(In thousands)
GLIADEL® rights reacquisition	$8,412	$8,412

AGGRASTAT®
Patents	53,390	53,390
Trademarks	9,750	9,750
Customer contracts and related customer relationships	14,712	14,712
Other	267	267

Total AGGRASTAT®	78,119	78,119

Less accumulated amortization	(8,875)	(3,735)

Intangible assets, net	$77,656	$82,796

      The Company is amortizing its intangible assets over periods varying between 10 to 13 years. Amortization expense of intangible assets was $1.7 million and $0.2 million for the quarters ended September 30, 2004 and 2003, respectively, and $5.1 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense is expected to be $6.9 million per year for 2004, 2005, 2006, 2007 and 2008.

7.     Revenue Interest Obligation

      On October 28, 2003, the Company acquired the rights to AGGRASTAT® from Merck and Co., Inc., in the United States and its territories, for a purchase price of $84.0 million. In order to finance the acquisition, the Company paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to a revenue interest assignment agreement. Under the Company’s arrangement with PRF, from October 28, 2003 through December 31, 2006, PRF is entitled to receive 10% of the Company’s combined net sales of GLIADEL® and AGGRASTAT® up to $75.0 million, and 2.5% of annual net sales of those products in excess of $75.0 million, and from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages increase to 17.5% and 3.5%, respectively. The revenue interest percentages can increase if the Company fails to meet contractually specified levels of annual net sales of products for which PRF is entitled to receive its revenue interest. Also as part of the arrangement, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

      Revenue interest expense of $2.0 million and $6.5 million was recorded for the respective three- and nine-month periods ended September 30, 2004. Revenue interest expense is calculated using the effective interest method. The Company utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF will reduce the future obligation.

      Under the revenue interest agreement, the Company will pay PRF on a quarterly basis minimum payments totaling $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007 – 2009 and $12.5 million in each of 2010 – 2012. During the three and nine months ended September 30, 2004, the Company paid $1.6 million and $4.4 million, respectively, related to the minimum payments owed to PRF.

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

      Also in connection with the Company’s arrangement with PRF, the Company has agreed to set aside cash and cash equivalents, such as marketable securities, in the amount of $13.2 million (which represents the next eight quarters of minimum payments to PRF) as additional evidence of its liquidity. The Company may maintain this account at its discretion; however, if the Company does not, it will be required to maintain at least $20.0 million of net working capital during the term of the agreement. If the Company does not maintain the account or it does not have $20.0 million of net working capital, then PRF may exercise a right to require the Company to repurchase its revenue interest at a purchase price that reflects a return to PRF (but is reduced by amounts previously paid to PRF). PRF may also require the Company to repurchase its revenue interest if (1) the Company fails to make its minimum payments to them, (2) the Company sells its rights to GLIADEL® and AGGRASTAT® (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of the Company. Regardless of the reason for which PRF may be entitled to require the Company to repurchase its revenue interest (in addition to the liquidity events discussed above), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147.0 million.

8.	Related Party Transaction

      On September 3, 2004, Craig R. Smith, M.D., the Company’s President, Chief Executive Officer and Chairman of the Board announced his retirement effective no later than the 2005 Annual Meeting of Stockholders (the “Retirement Date”). In accordance with the terms of a consulting and separation agreement entered into with Dr. Smith, the Company will continue to pay Dr. Smith’s salary, benefits, expenses and other compensation until the Retirement Date. Subsequent to the Retirement Date, the Company will pay to Dr. Smith, in consideration of his consulting services, a consulting fee equal to his current salary and benefits for an additional thirty-six months, as well as a cash payment equal to 50% of his current base salary payable 50% on the Retirement Date and 50% at the one-year anniversary of his retirement and grant to Dr. Smith 100,000 restricted stock units. The Company estimates the value of the consulting and separation agreement compensation to be approximately $2.1 million and is ratably accruing the liability over his expected service period of eight months. The Company recorded deferred compensation of $0.5 million related to the 100,000 restricted stock units. Additionally, the Company extended the vesting period of Dr. Smith’s unvested options, which were marked-to-market, resulting in additional deferred compensation expense of $0.1 million. The Company recorded compensation expense of $0.1 million, which represents the current period amortization of the $0.6 million deferred compensation over the expected eight-month service period.

      Pursuant to the consulting agreement entered into in September 1995, the Company has paid Solomon H. Snyder, M.D., a director, approximately $0.2 million for consulting services through September 30, 2004. These services include assisting the Company in recruiting scientific staff, advisement on acquisitions of new technologies and laboratory equipment and participation in business meetings with the President and Chief Executive Officer of the Company.

      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994 to John P. Brennan, Senior Vice President, Technical Operations, Mr. Brennan delivered to the Company a $60,000 full-recourse note with an annual interest rate of 5.34%. That note, as amended, was due and payable during February 2002, at which time the Company extended the payment date of the note to February 2004. In January 2004, the Compensation Committee of the Board of Directors forgave the obligation under the note, which at the time equaled approximately $94,200 of principal and interest. The forgiveness of the note was a taxable event for Mr. Brennan and Mr. Brennan is responsible for those tax obligations. The forgiveness of the note was in connection with the planned retirement of Mr. Brennan from the Company, which will be effective May 2005.

9.	Other Assets

      In September 2004, the Company initiated the Phase III clinical trial studying AQUAVAN for procedural sedation in patients undergoing colonoscopy and bronchoscopy procedures. Upon the dosing of the first patient in this Phase III clinical trial, a $1.0 million milestone payment was due and paid to ProQuest Pharmaceuticals, Inc. (“ProQuest”) from whom the Company licensed the rights to AQUAVAN. The Company received an additional 400,705 shares of ProQuest common stock for this milestone payment increasing its total investment in ProQuest to $1.9 million. The Company is in the final stages of negotiation with ProQuest for the probable acquisition of the remaining shares of ProQuest that it does not currently own. The acquisition would involve the issuance of up to two million shares of the Company’s common stock. In order to determine whether the fair value of the Company’s investment in ProQuest was greater than its carrying value, the Company performed a discounted cash flow analysis to assess the fair value of its investment in ProQuest as of September 30, 2004. Based on this analysis, the Company concluded that the carrying value of its investment was impaired and that the impairment was other than temporary. Consequently, the Company wrote off its $1.9 million investment as acquired in-process research and development as of September 30, 2004.

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

      We have financed our operations since inception in July 1993 primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® Wafer (“GLIADEL®”) and more recently AGGRASTAT® Injection (“AGGRASTAT®”), funding pursuant to collaborative and partnering agreements, a revenue interest obligation with Paul Royalty Fund, L.P. and certain of its affiliated entities (“PRF”), and proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.

      We currently have two marketed products: GLIADEL® and AGGRASTAT®. GLIADEL® provides targeted, site-specific chemotherapy for the treatment of malignant glioma at the time of initial surgery, in conjunction with radiation and chemotherapy, and for the treatment of recurrent glioblastoma multiforme. AGGRASTAT® is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome (“ACS”), including patients who are to be managed medically and those undergoing percutaneous transluminal coronary angioplasty (“PTCA”). We acquired the rights to AGGRASTAT® in the United States and its territories and possessions from Merck & Co., Inc. (“Merck”) in October 2003.

      Our product pipeline consists of product candidates in various stages of clinical and pre-clinical development:

AQUAVAN® Injection

      We have completed two Phase II clinical trials of AQUAVAN®, a prodrug of propofol, for procedural sedation during brief diagnostic or therapeutic procedures. During the first quarter of this year, we met with the Food and Drug Administration (“FDA”) regarding results from those clinical trials and discussed plans for the Phase III clinical program. In May 2004, we initiated a Phase III clinical development program for AQUAVAN®. The Phase III program consists of four Phase III trials studying AQUAVAN® for procedural sedation for use in the following procedures: colonoscopy, bronchoscopy, cardiac procedures and minor surgical procedures. Additionally, we will conduct a series of smaller studies for special patient populations.

      In September 2004, we initiated the Phase III clinical trial studying AQUAVAN for procedural sedation in patients undergoing colonoscopy and bronchoscopy procedures. Upon the dosing of the first patient in this Phase III clinical trial, a $1.0 million milestone payment was due and paid to ProQuest Pharmaceuticals, Inc. (“ProQuest”) from whom we licensed the rights to AQUAVAN. We received an additional 400,705 shares of ProQuest common stock for this milestone payment increasing our total investment in ProQuest to $1.9 million. We are in the final stages of negotiation with ProQuest for the probable acquisition of the remaining shares of ProQuest that we do not currently own. The acquisition would involve the issuance of up to two million shares of our common stock. In order to determine whether the fair value of our investment in ProQuest was greater than its carrying value, we performed a discounted cash flow analysis to assess the fair value of our investment in ProQuest as of September 30, 2004. Based on this analysis, we concluded that the carrying value of our investment was impaired and that the impairment was other than temporary. Consequently, we wrote off our $1.9 million investment as acquired in-process research and development as of September 30, 2004.

GPI 1485

      GPI 1485, a lead clinical candidate in our neuroimmunophilin ligand program, is in Phase II clinical trials for the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction (“PPED”). In June 2004, we licensed to Symphony Neuro Development Corporation (“SNDC”), our rights in the United States to GPI 1485 for the following four indications: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related neuropathy, and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in pre-clinical development. In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. In consideration for the warrants, we received an exclusive option from SNDC’s investors to purchase SNDC. This option was valued at $5.2 million, which represented the corresponding fair value of the warrants using the Black-Scholes method, and was expensed in the second quarter of 2004 as acquired in-process research and development due to the fact that the licensed technology had not reached technological feasibility and had no known alternative future uses. This option is exercisable by us at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005, and incrementally increasing to a maximum exercise price of $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and our common stock, at our discretion, provided that our common stock may not constitute more than 50% of the option exercise price.

      In accordance with FIN 46R, “Consolidation of Variable Interest Entities,” SNDC Holdings LLC, the parent of SNDC, is considered a variable interest entity. Under FIN 46R, we are deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDC Holdings LLC. Accordingly, we have consolidated the financial activity of SNDC Holdings LLC within our financial statements.

AGGRASTAT® Injection

      In order to significantly increase the sales of AGGRASTAT® we believe we need to expand the label for AGGRASTAT® to include administration of AGGRASTAT® in a high dose at the time of percutaneous coronary intervention (“PCI”). During this year, we have held pre-Phase III meetings with the FDA to discuss our plans for expanding the label in this manner through a Phase III clinical trial program. As a result of these meetings, we intend to launch two major trials that will be designed to determine the optimal therapeutic regimen for patients at the time of PCI. The first trial is an approximately 2,400-patient placebo-controlled superiority trial that we plan to conduct outside of the United States. The second trial, known as “TENACITY”, which will be coordinated by the Cleveland Clinic Cardiovascular Coordinating Center and Duke Clinical Research Institute, is an approximately 8,000-patient non-inferiority trial comparing AGGRASTAT® to ReoPro®. Both trials will determine the efficacy of a single 25 microgram bolus dose of AGGRASTAT®, followed by an infusion, in patients undergoing PCI with coronary stent placement. The primary objective in the superiority trial is to demonstrate the superiority of AGGRASTAT® administered with clopidogerel and heparin to placebo administered with clopidogerel and heparin; the primary objective in TENACITY is to demonstrate that AGGRASTAT® is not inferior to ReoPro®, a drug presently considered to be the “gold standard.” ReoPro® is a drug produced and marketed by Eli Lilly and Company. We expect these trials, if and when fully completed, to cost us approximately $45.0 million.

Additional Product Candidates

      Registration of DOPASCAN® Injection, an imaging agent used to diagnose and monitor the progression of Parkinson’s disease, is being pursued in Japan and Finland by our corporate collaborators. Our pre-clinical research programs include the development of NAALADase inhibitor compounds for peripheral neuropathy, prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

Results of Operations — Revenue

      We recognized revenue for the three and nine months ended September 30, 2004 and 2003, as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net product revenues
GLIADEL®	$6.9	$5.3	$19.5	$13.7
AGGRASTAT®	3.5	—	10.4	—
Revenue from license fees, milestones and other	6.9	0.1	7.5	5.8

Total revenues	$17.3	$5.4	$37.4	$19.5

      AGGRASTAT® net product sales of $3.5 million and $10.4 million for the three and nine months ended September 30, 2004, respectively, contributed to the $5.1 million and $16.2 million increases in net product revenue period over period. All of our sales of AGGRASTAT® were made directly to wholesalers. The remainder of the increase results from a $1.6 million and a $5.8 million increase in GLIADEL® net product sales for the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003. We believe that the increase in GLIADEL® sales over the prior year periods is attributable to the FDA approving expanded labeling for the product on February 25, 2003 to permit the use of the product at the time of initial surgery for malignant glioma, a price increase, an increased sales force, a targeted marketing program, use in a clinical trial and a greater international presence. During these periods, we sold GLIADEL® (i) directly to a specialty distributor, (ii) directly to hospitals, (iii) by drop shipment to hospitals pursuant to purchase orders from wholesalers, (iv) to distributors located outside the United States for resale by distributors in non-United States markets, and (v) directly to a corporation for use in a clinical trial.

      In September 2004, we entered into licensing agreements with Massachusetts Institute of Technology (“MIT”), the Johns Hopkins University (“JHU”) and Angiodevice International GmbH (“Angiotech”), which terminated an existing license agreement we had with MIT and JHU thereby allowing Angiotech to obtain an exclusive license to certain rights in patents we had previously licensed from the MIT and JHU. We received a $6.6 million payment from Angiotech upon the signing of the agreement as consideration for our termination of the original agreement. We will not have continuing involvement related to the rights licensed by Angiotech; therefore, the payment was recognized as “Revenue from license fees, milestones and other” in our consolidated statement of operations for the three and nine months ended September 30, 2004. In conjunction with this transaction, we entered into a new exclusive licensing agreement with MIT and JHU and a patent consideration agreement allowing us to receive royalties from MIT on royalty payments received from Angiotech related to the patents licensed.

      In May 2003, we signed an exclusive license agreement with Pfizer, Inc. (“Pfizer”) and received a $5.0 million payment upon signing of the agreement. Under the terms of the agreement, we did not have continuing involvement relating to the contract and therefore the payment was recognized as “Revenue from license fees, milestones and other.” Pfizer elected to terminate this agreement in March 2004. During the second quarter of 2003, we also recorded a $0.6 million milestone payment from Daiichi Radioisotope Laboratories, Ltd., our partner in Japan for DOPASCAN® Injection, which related to the filing of an application for regulatory approval to market the product in Japan.

     Revenue — GLIADEL® net product revenues

      For the three months ended September 30, 2004 and 2003, we recognized GLIADEL® net product revenues of $6.9 million and $5.3 million, respectively. We recognized GLIADEL® net product revenues of $19.5 million and $13.7 million for the nine months ended September 30, 2004 and 2003, respectively. These revenues were sold through the following channels:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Specialty distributor sales	$5.2	$4.2	$13.9	$10.7
Direct hospital sales	1.4	0.9	3.0	2.2
International sales	0.3	0.2	1.7	0.8
Other	—	—	0.9	—

Total GLIADEL® net product revenues	$6.9	$5.3	$19.5	$13.7

      GLIADEL® net product revenues to customers within the United States were approximately $6.6 million and $5.1 million for the three-month periods ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, GLIADEL® net product revenues to customers within the United States were approximately $17.8 million and $12.9 million, respectively. The remaining units were sold outside the United States, including Europe and Canada, either through distributors or directly to hospitals.

      Approximately $5.2 million (432 units), or 75%, and $4.2 million (427 units), or 79%, of GLIADEL® treatments sold during the three-month periods ended September 30, 2004 and 2003, respectively, were sold to Cardinal Health Specialty Pharmaceuticals Distribution (“SPD”), a division of Cardinal Health Inc., that was formerly known as National Specialty Services, Inc. For the nine months ended September 30, 2004 and 2003, approximately $13.9 million (1,251 units), or 71%, and $10.7 million (1,040 units), or 78%, respectively, were sold to SPD. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to SPD, they are responsible for shipping the product that they purchase to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies. SPD receives a discount on its purchases of GLIADEL® based on the amount of capital it has committed to the product as of the date of its purchases, and a discount for timely payment. We have the ability to accept or reject purchase orders from SPD at our sole discretion. For the three- and nine-month periods ended September 30, 2004, SPD sold 427 and 1,284 units, respectively, to hospitals and wholesalers.

      For the three-month periods ended September 30, 2004 and 2003, approximately $1.4 million and $0.9 million of GLIADEL® domestic net product revenues, respectively, resulted from sales directly to hospitals and by drop shipments to hospitals pursuant to purchase orders from wholesalers. For the nine-month periods ended September 30, 2004 and 2003, GLIADEL® domestic net product revenues sold directly to hospitals and by drop shipments to hospitals pursuant to purchase orders from wholesalers were approximately $3.0 million and $2.2 million, respectively. Substantially all of these sales to hospitals and wholesalers included our normal payment terms, including discounts for early payment. The remaining $0.9 million of GLIADEL® domestic net product revenues for the nine-months ended September 30, 2004 were sold to a corporation for use in a clinical trial.

      For the three-month periods ended September 30, 2004 and 2003, approximately $0.3 million and $0.2 million of GLIADEL® net product revenues, respectively, resulted from sales to distributors outside of the United States. For the nine-month periods ended September 30, 2004 and 2003, GLIADEL® international net product revenues were approximately $1.7 million and $0.8 million, respectively. International sales increased year over year due to active promotion in Europe with Esteve and Link Pharmaceuticals Ltd. (“Link”), under the recurrent disease labeling. In May 2004, we granted exclusive rights to Link to market, sell and distribute GLIADEL® in Germany, France, Benelux, Austria and Switzerland. We received $0.5 million upon signing the agreement. Upon obtaining approval in September 2004 for GLIADEL®’s use in first surgery in France and Germany, we received a $0.8 million milestone payment from Link. Because the agreement with Link contains an element of continuing involvement on our part, the $1.3 million in upfront and milestone payments have been deferred and are being recognized as revenue over the involvement period, which is approximately 10 years. We may receive additional milestone payments totaling up to $1.2 million under this agreement with Link. GLIADEL® is currently approved for use in 13 countries outside of the United States and Canada to treat recurrent glioblastoma multiforme.

                  Revenue — AGGRASTAT® net product revenues

      All of our sales of AGGRASTAT® of $3.5 million and $10.4 million for the three- and nine-month periods ended September 30, 2004, respectively, occurred in the United States and its territories and were made directly to wholesalers. Three main wholesalers accounted for approximately $3.3 million and $9.6 million in net sales of AGGRASTAT® for the three and nine months ended September 30, 2004. Sales of AGGRASTAT® to the wholesalers provide for net payments in 31 days. As a result of our review of estimated AGGRASTAT® inventory at our wholesalers at September 30, 2004, we determined that there were units of AGGRASTAT® at the wholesalers in excess of current prescription demand for the quarter ended September 30, 2004. Accordingly, we have deferred recognizing approximately $0.1 million of AGGRASTAT® revenue in the third quarter and will recognize it in the fourth quarter of 2004. Since the acquisition of AGGRASTAT® in the fourth quarter of 2003, we have increased the size of our sales force and completed a training program for the entire sales and marketing team. These re-launch efforts focus on increasing demand for the product in the ACS market.

Cost of Sales and Gross Margin

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

GLIADEL®	$1.3	$1.0	$3.1	$2.9
AGGRASTAT®	0.8	—	1.2	—

Total cost of sales	$2.1	$1.0	$4.3	$2.9

      GLIADEL® cost of sales includes the cost of materials, labor, overhead and royalties paid to MIT pursuant to a license agreement. Gross profit percentage (net product sales less cost of sales as a percent of net product sales) for GLIADEL® for the three months ended September 30, 2004 and 2003 was 81% and 81%, respectively. For the nine months ended September 30, 2004 and 2003, the gross profit percentages were 84% and 79%, respectively. The gross profit percentage for nine months ended September 30, 2003 was negatively impacted by a write-off of approximately $0.4 million of inventory that we determined did not meet product specifications through regular quality control testing. The cost to manufacture GLIADEL® can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture GLIADEL® may decrease or increase, respectively. As a result, we would expect the cost of product sales of GLIADEL®, and accordingly, gross profit percentage, to fluctuate from year to year.

      For the three and nine months ended September 30, 2004, the gross profit percentage for AGGRASTAT® was 77% and 88%, respectively. During the third quarter, we recorded a charge to inventory of $0.6 million related to excess inventory resulting from a change in forecasted demand. If future demand does not increase, we may need to reserve additional amounts for AGGRASTAT® inventory we are required to purchase from Baxter Healthcare Corporation, or Baxter, under the supply arrangement described below. We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient of AGGRASTAT® until December 31, 2014. In the second quarter of 2004, we also entered into a manufacturing and supply agreement with Baxter which will supply us with finished product of AGGRASTAT® in 250 ml and 100 ml bags, through July 2009. This agreement with Baxter replaced an agreement with Merck whereby Merck had agreed to supply us with finished product in bags through December 2007. Merck has agreed to supply us with finished product of AGGRASTAT® 50ml vials, through its contract manufacturer, Ben Venue, through the end of 2004. We may negotiate a direct contractual relationship with this manufacturer in the future.

Research and Development Expenses

      Beginning in fiscal year 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999 through September 30, 2004, we incurred, in the aggregate, costs of $126.4 million in pharmaceutical technologies, $34.8 million for its biopolymer technologies, and $92.3 million of indirect expenses. From our inception in July 1993 through December 1998, we recorded $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies. Our research and development projects are currently focused on pharmaceutical research and development. For our biopolymer technologies, we have chosen to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
AQUAVAN® Injection	Phase III	Active
AGGRASTAT® Injection for PCI indication	Phase III/IV	Active
NAALADase inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other CNS projects	Research	Active
PARP inhibitors	Research	Active
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/II	Inactive
Lidocaine-PE (formerly LIDOMERTM Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive

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

      Our research and development expenses were $12.5 million and $9.1 million for the three-month periods ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, our research and development expenses were $30.7 million and $24.3 million, respectively. These expenses were divided between our research and development platforms in the following manner:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Pharmaceutical technologies	$8.9	$6.1	$21.5	$15.4
Biopolymer technologies	0.4	0.6	0.7	1.0
Indirect expenses	3.2	2.4	8.5	7.9

Total research and development expenses	$12.5	$9.1	$30.7	$24.3

Pharmaceutical Technologies

      Our pharmaceutical technology research and development expenses increased in the third quarter of 2004, compared to the same period in 2003, primarily due to increased spending of $1.4 million on AQUAVAN®, increased spending of $0.3 million in the GPI 1485 program and $0.9 million spending on AGGRASTAT®. For the nine months ended September 30, 2004, AQUAVAN® spending increased $3.2 million and PARP Inhibitor spending increased $0.7 million as compared to the prior year. Additionally, spending on AGGRASTAT® was approximately $2.0 million for the nine months ended September 30, 2004. The increase in AQUAVAN® spending for the three-and nine-month periods results primarily from the analysis of the two Phase II clinical trial results that were completed in the fourth quarter of 2003 and from costs associated with the planning for the Phase III clinical trial which we began in the third quarter of 2004. Spending on AGGRASTAT®, acquired in late 2003, results from the preparation of the Phase III clinical trials of AGGRASTAT® for use in PCI. During the third quarter of 2004, we incurred costs for additional active pharmaceutical ingredient to support the GPI 1485 program’s Parkinson’s disease Phase II study. Efforts on our PARP Inhibitors program, which was inactive in 2003, have been redirected in 2004 toward lead compound testing for possible cancer indications.

Biopolymer Technologies

      Our biopolymer technology research and development expenses decreased $0.2 million and $0.3 million, respectively, for the three- and nine-month periods ended September 30, 2004 as compared to the same periods in 2003. Currently, we do not plan to conduct additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transactions to further develop these technologies. To that end, we recently entered into licensing agreements with MIT, JHU and Angiotech, which terminated an existing license agreement we had with MIT and JHU thereby allowing Angiotech to obtain an exclusive license to certain rights in patents we had previously licensed from the MIT and JHU. We received a $6.6 million payment from Angiotech upon the signing of the agreement as consideration for our termination of the original agreement. Concurrently with the execution of our agreement with Angiotech, we also entered into an exclusive license agreement with each of MIT and JHU granting us certain rights to develop PACLIMER® Microspheres (polilactofate/paclitaxel) for certain indications in oncology and women’s health.

Indirect Expenses

      Our indirect research and development expenses increased $0.8 million and $0.6 million for the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003, primarily due to royalty expense of $0.7 million paid to MIT in connection with the licensing agreement entered into with MIT, JHU and Angiotech in September 2004.

Selling, General and Administrative Expenses

      Our selling, general and administrative expenses were $14.1 million and $7.9 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, our selling, general and administrative expenses were $40.3 million and $22.3 million, respectively. For the three months ended September 30, 2004, the costs incurred to market, sell and distribute GLIADEL® and AGGRASTAT® were $8.6 million compared to $3.5 million for the same period in 2003. Approximately $2.8 million of the increase in sales and marketing expenses is attributable to an increased sales force focused on selling two products, the training of the sales team and the marketing efforts to launch AGGRASTAT®. Additionally, medical education expense increased $1.3 million quarter over quarter as we held several conferences in the third quarter of 2004 to educate the members of the medical community as to the benefits of the use of GLIADEL® and AGGRASTAT®. For the nine months ended September 30, 2004 and 2003, costs incurred to market, sell and distribute GLIADEL® and AGGRASTAT® were $24.5 million and $10.1 million. This increase results primarily from a $9.1 million increase in expenses related to the increased sales force, its training and the marketing efforts to launch the AGGRASTAT® product line. Medical education expenses increased $3.2 million period over period as a result of the conferences held in the second and third quarters of 2004. Additionally, we incurred external costs of approximately $1.3 million related to AGGRASTAT® commercial operations.

      Costs and expenses associated with our general and administrative functions were $5.5 million and $4.4 million for the three months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to increased legal and professional expenses of $0.5 million in connection with SEC filings and supporting activity, the implementation of expanded evaluative procedures for assessing internal controls and procedures for financial reporting mandated by the Sarbanes-Oxley Act of 2002 and increased recruiting and relocation costs of approximately $0.4 million to expand the sales force and the development teams in preparation for the Phase III clinical trials of AGGRASTAT® and AQUAVAN®. For the nine months ended September 30, 2004 and 2003, costs incurred associated with our general and administrative function were $15.8 million and $12.2 million, respectively. The increase results from increased legal and professional services of $1.5 million, increased recruiting and relocation expenses of $1.1 million and increased patent-related costs of $0.6 million. Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources, legal, intellectual property, and compliance. We include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies, third-party consulting and other external costs. A portion of indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.

Intangible Amortization

      Intangible amortization was $1.7 million and $0.2 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, intangible amortization was $5.1 million and $0.6 million, respectively. Intangible amortization increased year over year as a result of the AGGRASTAT® product rights acquisition in the fourth quarter of 2003.

Other Income and Expense

      Other income and expense consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.6 million and $0.6 million for the three months ended September 30, 2004, and 2003, respectively. Our investment income was $1.5 million and $2.4 million for the nine months ended September 30, 2004, and 2003, respectively The decrease in investment income in the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to both lower interest rates and investment balances maintained during 2004.

      We incurred revenue interest expense of $2.0 million and $6.5 million related to the PRF revenue interest obligation for the three and nine months ended September 30, 2004. Revenue interest expense was calculated using the effective interest method. We utilized an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments.

      We incurred interest expense of $1.3 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, we incurred interest expense of $3.9 million and $1.6 million, respectively. The increase in interest expense in 2004 as compared to 2003 is primarily due to the $69.4 million offering of 5% convertible notes and the $18.8 million term loan arrangement with Wachovia Bank, National Association, both of which occurred in the second quarter of 2003. Interest expense in 2004 includes amortization related to the deferred financing costs of the foregoing transactions.

Liquidity and Capital Resources

      Our primary cash requirements are (i) to fund our research and development programs, (ii) to support our sales and marketing efforts, (iii) to obtain regulatory approvals, (iv) to prosecute, defend and enforce any patent claims and other intellectual property rights, (v) to fund general corporate overhead, and (vi) to support our debt service requirements and contractual obligations. We have financed our operations since inception primarily through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® and more recently AGGRASTAT®, funding pursuant to collaborative agreements, a revenue interest obligation with PRF, and proceeds from loans or other borrowings. In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.

      In July 2004, we completed a public offering of our common stock. We raised approximately $43.7 million, net of offering costs, through the issuance of 10,340,000 shares of our common stock. Proceeds from the equity issuances will be used to fund clinical trials for AQUAVAN® and AGGRASTAT®, further development of our pre-clinical product candidates and for general corporate purposes.

      In June 2004, we licensed to SNDC, a newly formed Delaware corporation, our rights in the United States to GPI 1485, a novel compound based on our neuroimmunophilin ligand technology, for the following four indications: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related neuropathy, and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in pre-clinical development. In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. In consideration for granting the license and the warrants, we received an exclusive option from SNDC’s investors to purchase SNDC. This option is exercisable by us at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and incrementally increasing to a maximum exercise price of $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and our common stock, at our discretion, provided that our common stock may not constitute more than 50% of the option exercise price.

      Our cash, cash equivalents and investments (restricted and unrestricted) were $104.2 million at September 30, 2004. Of this amount, $20.2 million is restricted as collateral for certain of our loans and financial lease obligations. The $2.3 million increase in cash, cash equivalents and investments from $101.9 million at December 31, 2003 resulted primarily from the equity offering completed in the third quarter offset by our operating activities.

Operating Activities

      Cash used in operating activities was $40.8 million and $26.4 million for the nine-month periods ending September 30, 2004 and 2003, respectively. The net cash used in operating activities is substantially the result of our operating loss. Depreciation and amortization increased over the prior year primarily as a result of the purchase price amortization of $4.5 million associated with the AGGRASTAT® purchase in October of 2003 and the amortization of $0.6 million of various deferred financing costs incurred during 2004 and 2003. We also now record non-cash imputed revenue interest expense associated with the revenue interest obligation used to finance our AGGRASTAT® purchase. Net changes in assets and liabilities used cash of $0.4 million in 2004. At September 30, 2004, net accounts receivable increased by approximately $0.9 million from December 31, 2003. The increase in accounts receivable results from the timing of sales and the subsequent cash receipt thereof. Of the $4.4 million net account receivable balance at September 30, 2004, 85% of the balance is due from both SPD for GLIADEL® and our three main wholesalers for AGGRASTAT®. SPD and these wholesalers traditionally pay receivables within 31 days. Inventory decreased $0.1 million from December 31, 2003 due to a charge to inventory of $0.6 million related to excess AGGRASTAT® inventory resulting from a change in forecasted demand. Prepaid expenses fluctuate period-to-period depending on the timing of preparation and initiation of clinical trials. We are often required to prepay contract research organizations for services prior to the initiation of work performed. Accounts payable and other liabilities increased $1.5 million primarily due to the $1.3 million of upfront and milestone payments received from Link, which are being recognized as revenue over the estimated performance period. Fluctuations in operating items will vary period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.

Investing and Financing Activities

      Our total long-term debt, excluding the revenue interest obligation, decreased $2.0 million to $90.3 million at September 30, 2004, compared to $92.3 million at December 31, 2003. For the period, we entered into capital lease obligations of $1.0 million and made principal repayments of $2.9 million. Our revenue interest obligation was $44.0 million at September 30, 2004 compared to $42.2 million at December 31, 2003.

      In December 2003, we completed a private placement of 4.8 million shares of our common stock at a price of $5.67 per share and received net proceeds of approximately $25.8 million. In conjunction with this transaction, the investors received seven-year warrants to purchase 1.0 million shares of our common stock at an exercise price of $7.55 per share. The proceeds of the financing will be used primarily to undertake a Phase III clinical trial to establish a percutaneous coronary intervention label for AGGRASTAT®.

      On October 28, 2003, we acquired the rights to AGGRASTAT® from Merck, in the United States and its territories, for a purchase price of $84.0 million, plus a royalty based on net sales of AGGRASTAT®. From the closing until December 31, 2006, we will not pay royalties on annual net sales less than $40.0 million. On annual net sales above $40.0 million prior to December 31, 2006, and beginning on January 1, 2007, on all sales of AGGRASTAT®, we will pay royalties ranging from 5% to 20% of AGGRASTAT® net sales, based upon our achievement of certain net sales thresholds. In connection with the acquisition of AGGRASTAT®, we entered into an agreement with Merck to supply us with our requirements of the active pharmaceutical ingredient of AGGRASTAT® through 2014.

      In order to finance the acquisition, we paid $42.0 million in cash and entered into a $42.0 million financing arrangement with Paul Royalty Fund, L.P. and Paul Royalty Fund II Holdings, L.P., or PRF, pursuant to a revenue interest assignment agreement (the “Revenue Agreement”). Under our arrangement with PRF, from October 28, 2003 through December 31, 2006, PRF is entitled to receive 10% of our GLIADEL® and AGGRASTAT® combined annual net sales (as defined in the Revenue Agreement) up to $75.0 million, and 2.5% of those annual net sales in excess of $75.0 million, and from January 1, 2007 through

December 31, 2012 (the end of the term of the Revenue Agreement), these percentages are 17.5% and 3.5%, respectively. If GLIADEL® and AGGRASTAT® net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL® and AGGRASTAT® net sales. If combined GLIADEL® and AGGRASTAT® annual net sales are less than $75.0 million in any of 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL® and AGGRASTAT® net sales. During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each product candidates of the Company), in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net sales of GLIADEL® and AGGRASTAT®) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010 or $15.9 million for 2011 and 2012, respectively. We will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007 – 2009 and $12.5 million in each of 2010 – 2012. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving GLIADEL® and AGGRASTAT® and on the divestiture, if any, of ex-North American marketing rights to GLIADEL®. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

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

      Also in connection with our arrangement with PRF, we have agreed to set aside cash and cash equivalents, such as marketable securities, in the amount of $13.2 million (which represents the next eight quarters of minimum payments to PRF) as additional evidence of our liquidity. We may maintain this account at our discretion; however, if we do not maintain this account, we will be required to maintain at least $20.0 million of net working capital during the term of the agreement. If we do not maintain the account or we do not have $20.0 million of net working capital, then PRF may exercise a right to require us to repurchase its revenue interest at a purchase price that reflects a return to PRF on its investment (but is reduced by amounts previously paid to PRF). PRF may also require us to repurchase its revenue interest if (1) we fail to make our minimum payments to them, (2) we sell GLIADEL® and AGGRASTAT® (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (3) upon the occurrence of a bankruptcy or similar event, or (4) upon a change of control of us. Regardless of the reason for which PRF may be entitled to require us to repurchase its revenue interest (in addition to the liquidity events discussed above), the repurchase amount may never exceed three and a half times PRF’s initial investment, or $147.0 million.

      On June 17, 2003, we issued $60.0 million principal amount of convertible subordinated notes due July 1, 2008 (the “Notes”). Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The sale of these Notes resulted in our receiving net proceeds of approximately $51.9 million, after taking into account stock repurchases made in connection with the offering and various transaction expenses. The Notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock at a conversion price of $6.24 per share. We have the option to redeem the Notes on or after July 6, 2006, but prior to July 6, 2007, for 102.00% of the principal amount. If we elect to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price will be 101.00% of the principal amount. The agreement with the initial purchasers of the Notes granted them an option, until July 26, 2003, to purchase up to an additional $20.0 million of Notes. On July 30, 2003, the initial purchasers exercised this option in part, and purchased an additional $9.4 million of Notes, resulting in additional net proceeds of approximately $9.0 million.

      On May 7, 2003, we entered into a five-year $18.8 million term loan agreement with Wachovia Bank, National Association. With the proceeds of this loan, we acquired our dedicated research and development facility, land and building. In May 2003, we entered into an interest rate swap agreement, which effectively fixed the interest expense on this indebtedness at 5.36%. The agreement requires monthly principal payments, which during the five-year term will be approximately $940,000 per year. The unpaid principal balance of the loan is due in five years. Under the terms of the loan, we are required to establish a restricted cash collateral account in the amount of the unpaid principal balance of the loan, which was $17.5 million at September 30, 2004.

      In May 2002, we borrowed $3.0 million from a commercial bank in order to repay a note payable to Cardinal Health Sales and Marketing Services. This indebtedness is payable in four equal annual installments of principal beginning April 30, 2003, with the final payment due on April 30, 2006. In May 2003, we entered into an interest rate swap agreement effectively fixing the interest rate of this debt at 2.78%. Interest payments are due quarterly. In connection with this indebtedness, we are required to maintain with the commercial bank restricted cash in the amount of the unpaid principal balance of this indebtedness, which was $1.5 million at September 30, 2004.

      We have an agreement with SPD, to whom we sell GLIADEL®, that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® that it may have in its inventory. As of September 30, 2004, we believe that SPD had approximately $1.8 million of GLIADEL® in its inventory.

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

      If adequate funds are not available, we may be required to:

•	Significantly delay, curtail or eliminate one or more of our research, development and clinical programs;

•	Reduce the scope of our efforts to market and sell GLIADEL® and/or AGGRASTAT®;

•	Reduce our workforce;

•	Reduce or sell our facilities or sell and lease back our facilities;

•	Reduce the scope of our intellectual property protection;

•	Enter into corporate partnerships or co-promotions to market and sell GLIADEL® and/or AGGRASTAT®;

•	Divest GLIADEL® and/or AGGRASTAT®; or

•	Enter into arrangements with collaborative partners or others that may require us to relinquish certain rights to our technologies, product candidates or future products, including licensing or transferring rights to our research or development programs to third parties.

      If we are required to do one or more of the foregoing due to insufficient funds, then it may have the effect of delaying or restricting our ability to generate additional revenues from any of our products or product candidates. We may also have to outsource one or more of our programs in order to continue its development, resulting in increased costs.

      The following are contractual commitments at September 30, 2004 associated with debt obligations, lease obligations and our research and development projects (in thousands):

	Payments Due By Period

Contractual Commitments (1)	Total	<1 Year	1-3 Years	4-5 Years	>5 Years

Long-term debt	$88,962	$1,986	$2,755	$84,210	$11
Capital lease obligations	1,360	864	453	43	—
Revenue interest obligation (2)	82,550	5,975	16,575	20,000	40,000
Operating leases	1,226	956	270	—	—
Manufacturing commitment for AGGRASTAT®	6,775	1,264	3,362	2,149	—
Research and development arrangements (3)	10,717	8,847	1,870	—	—

Subtotal	$191,590	$19,892	$25,285	$106,402	$40,011

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies. In the aggregate, these minimum annual research expenditures are approximately $1.0 million and typically apply to all years prior to regulatory approval of a product incorporating the licensed technology. Similarly, we have excluded the royalty payments due to Merck in connection with the AGGRASTAT® acquisition, as the amount and timing are not determinable. Under the terms of the asset agreement with Merck, Merck is entitled to royalty payments on net sales of AGGRASTAT® through October 23, 2016. The royalty payments to be paid to Merck are calculated as follows:

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
12% on AGGRASTAT® Net Sales in excess of $50,000,000 and less than $75,000,000;
14% on AGGRASTAT® Net Sales in excess of $75,000,000 and less than $100,000,000; and
20% on AGGRASTAT® Net Sales over $100,000,000.

(2)	We granted PRF a revenue interest in GLIADEL®, AGGRASTAT® and certain other products that provides for PRF to receive 10%, during each year through December 31, 2006, on the first $75.0 million of GLIADEL® and AGGRASTAT® combined annual net sales, plus 2.5% of annual net sales exceeding $75.0 million. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% and 3.5%, respectively. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future GLIADEL® and AGGRASTAT® net sales are not achieved. At a minimum, we will pay PRF $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007 – 2009 and $12.5 million in each of 2010 – 2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(3)	Research and development arrangements include commitments into which we have entered as of September 30, 2004 to engage third parties to perform various aspects of our research and development efforts subsequent to that date. Additionally, research and development arrangements of approximately $6.1 million, which represent commitments entered into by SNDC as of September 30, 2004, are included.

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

      Our primary customer for GLIADEL® is Cardinal Health Specialty Pharmaceuticals Distribution (“SPD”), a specialty pharmaceutical distributor who sells directly to hospitals and was formerly known as National Specialty Services, Inc. Product demand by SPD during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate SPD’s inventory position. If we believe these levels are too high based on prescription demand, we will either not accept purchase orders from, or ship additional product to, SPD until these levels are reduced, or we will defer recognition of revenue if we determine that there is excess inventory at SPD for our products. We have three main wholesalers for AGGRASTAT®: AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, who sell directly to hospitals. Product demand during a given period may not correlate with prescription demand for the product in that period. If we believe that these levels are too high based on prescription demand, we will defer recognition of revenue for the product. During the quarter ended September 30, 2004, we deferred $0.1 million of AGGRASTAT® sales related to excess inventory at our wholesalers. The deferred revenue will be recognized in the fourth quarter of 2004.

      Provisions for sales discounts, and estimates for chargebacks, rebates, damaged product returns, and returns for expired product are established as a reduction of product sales revenues at the time such revenues are recognized. We establish these revenue reductions as our best estimate at the time of sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.

      Research and Development Expenses. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. We accrue clinical trial expenses based on estimates of work performed and completion of certain milestones. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known (a change in estimate). Expense of other contracted research arrangements or activities are charged to operations either under the terms of the contract, milestones or in some instances pro rata over the term of the agreement. Based on the facts and circumstances, we select the method that we believe best aligns the expense recognition with the work performed.

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

New Accounting Standards

      In December 2003, FASB revised Interpretation No. 46 by issuing FIN No. 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In June 2004, we entered into a transaction for which we were deemed the primary beneficiary of a variable interest entity. Accordingly, we have applied the requirements of FIN 46R and have consolidated the financial statements of that variable interest entity, SNDC Holdings LLC, within our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies which carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2004 was $101.4 million and weighted-average yield to maturity was approximately 2.0%. The return on our investments during the quarter ended September 30, 2004 was approximately 0.5%.

      Certain of our debt, primarily the $18.8 million in borrowings from Wachovia Bank (“Wachovia”), was established with interest rates that fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we have entered into certain interest rate swap agreements with a commercial bank (“counter party”) to exchange substantially all of our variable rate financial obligations for fixed rate obligations. Including the Wachovia borrowings, we have entered into interest rate swaps for $19.3 million of our approximately $134.3 million in total outstanding indebtedness, which includes our revenue interest obligation. For this $19.3 million of debt, we were obligated to pay variable interest rates of LIBOR plus 1/2% to 5/8%. The interest rate swap agreements had a total notional principal amount of approximately $19.3 million as of September 30, 2004. Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rates on $19.3 million of our September 30, 2004 financial obligations between 2.78% and 6.06%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.

      The aggregate fair value of these interest rate swap agreements was a liability of approximately $0.8 million at September 30, 2004. Current market pricing models were used to estimate these fair values.

Item 4.	Controls and Procedures

      a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2004 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

      b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

      None

Item 2.	Unregistered Sale of Restricted Securities and Use of Proceeds:

      On June 17, 2004, the Company issued five-year warrants to purchase 1.5 million shares of Guilford’s common stock at $7.48 per share. The warrants were issued to outside investors in Symphony Neuro Development Company (“SNDC”), all of whom are accredited investors within the meaning of Rule 501(a) of Regulation D, in connection with a transaction on that same date by which the Company licensed to SNDC its rights to GPI 1485. See Item 1 in Part I above for a description of the terms of the transaction with SNDC. The issuance of the warrants was made in reliance on Section 4(2) under the Securities Act and/or Regulation D promulgated there under in that such issuance did not involve a public offering. All of the warrants that were issued in this transaction contain appropriate restrictive legends. The warrants are exercisable at the election of the holder through June 17, 2009, and the exercise price is payable in cash or pursuant to cashless exercise provisions. The Company has filed a registration statement to register the resale of the common stock of the Company issuable upon exercise of the warrants.

      On October 14, 2004, we issued 3,258 (Three thousand two hundred and fifty-eight) shares of our common stock to Burns McClellan Inc. (“Burns McClellan”), as partial consideration for Burns McClellan providing us with investor relations/public-relations services. In connection with this issuance, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Act.

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

     Craig R. Smith, M.D., our Chairman, President and Chief Executive Officer, announced his planned retirement on September 3, 2004. The loss of his services or those of any other key personnel, or an inability to attract new personnel, could harm our business.

      On September 3, 2004, we announced that Craig R. Smith, M.D. will retire from his positions as Chairman, President and Chief Executive Officer, effective as of the earlier of the date of our next annual meeting of shareholders or the date that his successor is hired. Dr. Smith will continue to serve as a consultant to the Company for a period of one year following the effective date of his retirement. The Board of Directors has retained a national executive search firm to search for a new President and Chief Executive Officer. Dr. Smith has been our Chief Executive Officer since our inception, and the loss of his services could adversely affect our business.

      If we are not able to find a new Chief Executive Officer we may not be able to achieve our business objectives or raise additional capital necessary to fund our operations. Additionally, whether or not we recruit a new Chief Executive Officer, we cannot assure you that we will be able to attract or retain other key personnel or members of our executive management.

      We are highly dependent on key personnel and members of our executive management, and the loss of the services of any of such persons might impede the achievement of our strategic objectives. We cannot assure you that we will be able to attract and retain key personnel or executive management in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth. The loss of the services of key personnel or members of executive management could have a material adverse effect on us.

     If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting.

      We believe we have completed the process of documenting and are in the process of testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”). This provision of SOX requires our management, on an annual basis, to assess the effectiveness of our internal controls over financial reporting. Our independent auditors are then required to attest to this assessment. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. As a consequence, we may have to disclose in our Annual Report on Form 10-K any significant deficiencies or material weaknesses in our system of internal controls. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our securities. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting it may negatively impact our business and operations.

     We have a history of losses and our future profitability is uncertain.

      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2003, 2002 and 2001, were $53.9 million, $59.3 million and $60.3 million, respectively, and for the nine months ended September 30, 2004 were $53.8 million. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of September 30, 2004, we had an accumulated deficit of approximately $357.3 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.

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

      Our short-term prospects depend heavily on sales of GLIADEL® Wafer and AGGRASTAT® Injection, our commercial products. GLIADEL® Wafer and AGGRASTAT® Injection accounted for approximately 70% and 9%, respectively, of our total revenues for the year ended December 31, 2003, and approximately 52% and 28%, respectively, of our total revenues for the nine months ended September 30, 2004. GLIADEL® Wafer was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the Food and Drug Administration (“FDA”) in September 1996. We do not know whether the product will ever gain broader market acceptance. If GLIADEL® Wafer fails to gain broader market acceptance, the revenues we receive from sales of GLIADEL® Wafer would be unlikely to increase.

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

      In addition, in January 2002 we submitted applications for approval to market GLIADEL® Wafer in Europe for patients undergoing initial surgery for malignant glioma. In November 2002, we withdrew those applications while we were waiting for the FDA to respond to a similar application in the United States. We resubmitted these European applications in November 2003. Presently GLIADEL® Wafer is approved for the recurrent GBM market in only 21 countries, including France, Spain, Germany and the U.K. GLIADEL® Wafer is currently approved for first line therapy only in the United States and Canada. If we are not able to obtain additional approvals, the market for GLIADEL® Wafer would remain limited outside of the United States, which reduces the potential sales of GLIADEL® Wafer. Regardless of the number of foreign regulatory approvals that we have received, international sales to date comprised less than 6% and 9% of worldwide sales of GLIADEL® Wafer for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively.

      We acquired AGGRASTAT® Injection from Merck and Co., Inc. on October 28, 2003. AGGRASTAT® Injection is a glycoprotein GP IIb/ IIIa receptor antagonist used for the treatment of acute coronary syndrome (“ACS”) including unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction (“NSTEMI”). Prior to acquiring AGGRASTAT® Injection, we have never marketed and sold a product for cardiovascular conditions. Through the third quarter of 2004 our efforts to ramp up our sales of AGGRASTAT® Injection through expanded marketing efforts have not met our expectations. We cannot assure you that we will be successful in our efforts to market and sell AGGRASTAT® Injection.

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

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from July 1, 2002 to September 30, 2004 ranged from $2.65 to $9.62.

     We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.

      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of September 30, 2004, we had total long-term debt and revenue interest obligations of $134.4 million. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.

      Our obligations for 2004 include approximately $3.4 million in principal and approximately $5.2 million in interest on our long-term debt. In addition, we are obligated to make payments on our Revenue Interest Obligation as disclosed in the Paul Royalty Funds risk factor below. We are obligated to pay the minimum amount under the Paul Royalty agreement of $5.0 million in 2004.

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

     The large number of shares of common stock eligible for future sale could depress our stock price.

      Upon conversion of our $69,354,000 principal amount of notes at their conversion price of $6.24, approximately 11,114,423 shares of common stock would be issuable. Additionally, upon the exercise by PRF of its warrants to purchase 300,000 shares of our common stock at an exercise price of $5.00 per share or by SNDC of its warrants to purchase 1.5 million shares of our common stock at an exercise price of $7.48 per share, approximately 300,000 and 1.5 million shares of our common stock, respectively, would be issuable. Our stock price could be depressed significantly if the holders of the notes decide to convert their notes or the holders of the warrants decide to exercise such warrants and sell the common stock issued thereby or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

      Third-party manufacturers must also comply with FDA, Drug Enforcement Administration (“DEA”), and other regulatory requirements for their facilities. In addition, the manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product. Changes in methods of manufacture, including commercial scale-up, may, among other things, require the performance of new clinical studies.

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

      Approximately 76% of our sales of GLIADEL® Wafer in 2003, and approximately 71% in the nine months ended September 30, 2004, were made to Cardinal Health Specialty Pharmaceuticals Distribution (“SPD”), a nationwide specialty pharmaceutical distributor. We have an agreement with SPD regarding its purchase of the product that permits either us or SPD to terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its rights to terminate its agreement with us at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of GLIADEL® Wafer. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of GLIADEL® Wafer that SPD may have in its inventory. As of September 30, 2004, we believe that SPD had approximately $1.8 million of GLIADEL® Wafer in its inventory.

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

      When we purchased AGGRASTAT® Injection from Merck, Merck had not been actively promoting the product in the United States and product sales were in decline. Our strategy for reintroducing AGGRASTAT® Injection into the United States marketplace involves actively promoting the product and conducting an additional clinical trial for AGGRASTAT® Injection, in order to seek from the FDA expanded labeling for use in percutaneous coronary intervention, or PCI. Until we receive approval for use in PCI, we are not promoting the use of the product in catheterization laboratories. We cannot be certain that our promotion of the product will let us maintain or lead to increased sales based on the product’s current indication. For example, although we have begun our active promotion efforts, sales for AGGRASTAT® Injection have not met our original expectations and are lower than the sales level achieved by Merck without active promotion. In order to expand the indications for AGGRASTAT® Injection, we will have to run an additional clinical trial which may be expensive, difficult to enroll and may not be successful. In November 2004 we announced that we have commenced this clinical trial program. Even if the trials are successful, we cannot be certain that the expanded indication will lead to increased sales or market share.

     We depend upon Merck to supply us with the active pharmaceutical ingredient for AGGRASTAT® and for finished product of AGGRASTAT® in vials. We will depend upon Baxter Healthcare Corporation to provide us with finished product of AGGRASTAT® in bags.

      AGGRASTAT® Injection consists of an active pharmaceutical ingredient, or API, which is sold as finished product in both vials and bags. Merck is obligated to supply us with the API until 2014. Under our agreement with Merck, we are obligated to purchase all of our requirements of API from Merck. In the event of Merck’s breach of the agreement, we may seek an alternative source of API. However, we have not investigated alternative sources, and we may not be able to procure an alternative source of API. Should we succeed in procuring an alternative source of API, we would still need to pay a royalty to Merck for the use of the API until 2014. Because we depend upon this relationship with Merck for key ingredients of AGGRASTAT®, the limited duration of Merck’s obligation to us, and the potential lack of an alternative provider may adversely affect the operation of our business.

      We sell AGGRASTAT® primarily in 250 ml and 100 ml bags, which will be filled for us by Baxter Healthcare Corporation, or Baxter, under an exclusive manufacturing agreement that we executed with them on July 1, 2004. This agreement provides us with certain remedies if Baxter is not able to perform its obligations to us. Regardless, if Baxter is not able to provide us with finished bags of AGGRASTAT®, we may not be able to provide AGGRASTAT® to our customers, which may adversely affect our business.

      We also sell AGGRASTAT® in vials, which we purchase from Merck. These vials are manufactured for Merck by a third party contract manufacturer. Merck’s contractual relationship with this contract manufacturer lasts until December 31, 2004. Under our agreement with Merck, we are entitled to enter into a direct relationship with this contract manufacturer to obtain vials of AGGRASTAT®. If we do not enter into a direct relationship with this contract manufacturer, we may continue to receive vials through Merck. If we are not able to procure vials of AGGRASTAT® through Merck or otherwise, we may not be able to meet the demands of our customers for vials and this inability may adversely affect our business.

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

      Under the terms of our Revenue Interest Assignment Agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund Holdings II, who we refer to as Paul Royalty Funds, or PRF, from October 28, 2003, through December 31, 2006, PRF is entitled to receive 10% of our GLIADEL® Wafer and AGGRASTAT® Injection combined annual net sales up to $75 million, and 2.5% of those combined annual net sales in excess of $75 million, and from January 1, 2007, through December 31, 2012 (the end of the term of the financing arrangement with PRF), these percentages are 17.5% and 3.5%, respectively. If combined GLIADEL® and AGGRASTAT® annual net sales are less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of the minimum payments for such years described below or 12.5% of combined GLIADEL® and AGGRASTAT® net sales. If combined GLIADEL® and AGGRASTAT® net sales are less than $75 million in any of the years 2007 through 2012, then PRF will receive the higher of the minimum payments for such years described below, or 22.5% of combined GLIADEL® and AGGRASTAT® net sales. During each year of the term of the arrangement with PRF, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future, or of AQUAVAN® Injection and GPI 1485 (each a product candidate of ours), in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Interest Assignment Agreement (based upon the combined net sales of GLIADEL® and AGGRASTAT®) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively. We will pay PRF minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving GLIADEL® or AGGRASTAT® and on any future sale of ex-North American marketing rights to GLIADEL®. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

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

      PRF has been granted a security interest in the intellectual property assets related to GLIADEL® Wafer and AGGRASTAT® Injection, which in the aggregate accounted for all of our net product revenue of $21.7 million and $29.9 million for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively. As of September 30, 2004, the intangible assets related to GLIADEL® Wafer and AGGRASTAT® Injection were $77.7 million, or approximately 31% of total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

     The integration of AGGRASTAT® Injection into our business and our clinical development plans for AGGRASTAT® Injection and AQUAVAN® Injection will require significant additional capital.

      In order (1) to successfully integrate AGGRASTAT® Injection into our business, which includes expanding our commercial operations and (2) to conduct clinical trials for AQUAVAN® Injection and to expand the labeled indication of AGGRASTAT® Injection, we will require significant additional capital resources within the next eighteen months. Although we know that we will need significant additional capital to undertake these activities, we cannot reasonably estimate the amount due to the uncertainties involved with these activities. With respect to the Phase III clinical trials of AQUAVAN® Injection, we do not know the number of procedural sedation settings that the FDA will require us to test in order to receive approval to market the drug for a broad range of brief diagnostic or therapeutic procedures. The results of these determinations can cause our capital requirements to vary considerably. This additional financing may take the form of an offering of debt or equity, and that offering could be material in size. If we conduct a primary equity offering, the issuance of the additional shares of common stock may be dilutive to our existing stockholders and may have a negative effect on the market price of our stock. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals. We, therefore, may need to enter into corporate partnerships or co-promotions to market and sell GLIADEL® Wafer and/or AGGRASTAT® Injection, or divest ourselves of one or both of the products in order to support our operations.

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

      In order to protect our intellectual property position with respect to our neuroimmunophilin ligands, we filed an opposition in 1998 in an effort to prevent the final issuance of a European patent to the company discussed in the above paragraph. In 2000, we won the opposition and the subject patent was revoked. However, the patentee has appealed the initial determination and the patent could be reinstated. The appeal is scheduled to be heard in January 2005.

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

     We rely on confidentiality agreements to maintain trade secret protection, which may not be adhered to or effective.

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

     We rely on licensed intellectual property for GLIADEL® Wafer and our product candidates, the agreements for which impose requirements on us.

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

      Our license agreements for GLIADEL® Wafer require us to pay a royalty to the Massachusetts Institute of Technology on sales of GLIADEL® Wafer. Similarly, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of DOPASCAN® Injection, AQUAVAN® Injection and any products that result from the neuroimmunophilin ligand technology.

      Our U.S. patent protection for GLIADEL® Wafer, which for the nine months ended September 30, 2004 accounted for approximately 65% of our product sales revenue, expires in 2006. In addition, the FDA recently notified us that, pursuant to the Orphan Drug Act, GLIADEL® Wafer became entitled to seven years of market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection. This seven year exclusivity period commenced from the date of the FDA’s approval of GLIADEL® Wafer in February 2003. Accordingly, following the expiration of U.S. patent protection, we now have approximately four additional years of market exclusivity for GLIADEL® Wafer for initial surgical resection. From and after that time, there can be no assurance that others will not enter the market with a generic copy of GLIADEL®Wafer for initial surgical resection. The availability of such a generic copy could negatively impact our revenues from GLIADEL® Wafer for initial surgical resection.

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

     Our competitors are pursuing alternative approaches to prevent or treat the same conditions we are working on. Our products use novel alternative technologies and therapeutic approaches, which have not been widely studied.

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

      Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products that are superior to those we are developing. We are aware of the development by other companies and research scientists of alternative approaches to:

•	the treatment of malignant glioma;

•	the treatment of acute cardiovascular conditions;

•	the diagnosis of Parkinson’s disease;

•	the development of a water-soluble formulation of propofol;

•	the promotion of nerve growth and repair; and

•	the treatment and prevention of neuronal damage.

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

     We depend on qualified personnel and consultants.

      We depend heavily on the principal members of our management and scientific staff. The loss of the services of members of our senior management team could have a negative effect on our business.

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

      We may not be able to attract and retain personnel or consultants with these capabilities. Furthermore, many pharmaceutical, biotechnology and health care companies and academic and other research institutions compete intensely for personnel and consultants with these capabilities. If we are not able to hire these personnel or consultants, it could have a negative effect on us.

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

      Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent an attempt by a third party to acquire control of us. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third party who owns 15% or more of our common stock. This provision does not apply if:

•	our Board of Directors approves of the transaction before the third party acquires 15% of our common stock;

•	the third party acquires at least 85% of our common stock at the time its ownership goes past the 15% level; or

•	our Board of Directors and two-thirds of the shares of our common stock not held by the third-party vote in favor of the transaction.

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

Item 6.	Exhibits:

Exhibit No.	Description

3.02	Amended and Restated Bylaws of Guilford Pharmaceuticals Inc. (incorporated by reference to the Company’s Current Report on From 8-K filed September 3, 2004)
10.42	Guilford Pharmaceuticals Inc. Compensation plan for Outside Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2004)
10.43	Director Stock Unit Agreement for the Guilford Pharmaceuticals Inc. Compensation plan for Outside Directors (filed herewith)
10.44	Consulting Services and Separation Agreement entered into as of September 3, 2004 by and between Guilford Pharmaceuticals Inc. and Craig R. Smith, M.D. (incorporated by reference to the Company’s Current Report on From 8-K filed September 3, 2004)
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUILFORD PHARMACEUTICALS INC.

/s/ CRAIG R. SMITH, M.D.

Craig R. Smith, M.D.
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2004

/s/ WILLIAM F. SPENGLER

William F. Spengler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2004

/s/ ANDREW J. JEANNERET

Andrew J. Jeanneret
Vice President and Controller
(Principal Accounting Officer)

Date: November 8, 2004