Form 10-Q/A
period 2004-06-30
GUILFORD PHARMACEUTICALS INC
filed 2004-11-24
CIK 918066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to amend Item 6 to reflect the filing of the revised Exhibit 10.42 with this report to disclose additional portions of this exhibit that we previously had redacted.

          Except as noted herein, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 remains as originally filed with the Securities and Exchange Commission on August 9, 2004.

Item 6. Exhibits and Reports on Form 8-K:

A. Exhibits

Exhibit No.	Description
3.01D	Certificate of Amendment of Amended and Restated Articles of Incorporation, as Amended (previously filed as an exhibit to the Company’s Form 8-K filed on May 20, 2004).

10.41	Employment Agreement, dated June 17, 2004, between the Company and William F. Spengler.+

10.42	Manufacturing and Supply Agreement, dated July 1, 2004, between the Company and Baxter Healthcare Corporation (filed herewith).*

10.43	Purchase Option Agreement, dated June 17, 2004, by and among Guilford Pharmaceuticals Inc., SNDC Holdings LLC and Symphony Neuro Development Company (previously filed as an exhibit to the Company’s Form 8-K filed on June 21, 2004).

10.44	Novated and Restated Technology License Agreement, dated June 17, 2004, between GPI NIL Holdings, Inc., Guilford Pharmaceuticals Inc., Symphony Neuro Development Company and SNDC Holdings LLC (previously filed as an exhibit to the Company’s Form 8-K/A filed on November 24, 2004).*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Previously filed as an exhibit to this Form 10-Q.

*	Confidential treatment was granted for certain portions of this agreement. These confidential portions have been omitted and were filed separately with the Commission.

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

          On June 18, 2004, the Company filed a current report on Form 8-K, the purpose of which was to announce the licensing of U.S. rights to GPI 1485 to Symphony Neuro Development Company reporting under Items 5 and 7.

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

Date: November 24, 2004

/s/ William F. Spengler
William F. Spengler
Executive Vice President and Chief Financial Officer

Date: November 24, 2004