Form 10-K
period 2004-12-31
GUILFORD PHARMACEUTICALS INC
filed 2005-03-07
CIK 918066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 0-23736
Guilford Pharmaceuticals Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	52-1841960
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

6611 Tributary Street	21224
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (410) 631-6300
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
      The aggregate market value of the common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold, as of June 30, 2004, was approximately $157,420,192. This figure is based on the closing sales price of $4.75 per share of the registrant’s common stock on June 30, 2004, as reported on The Nasdaq® National Market.
     As of March 1, 2005, approximately 46,447,712 shares of common stock of the registrant were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2004 are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS
      From time to time in this annual report we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” estimate,” and similar expressions.
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
      Guilford Pharmaceuticals Inc. is a pharmaceutical company engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets. We market and sell proprietary pharmaceutical products within our targeted markets, conduct clinical research to expand the labeled indications for our marketed products and develop new product candidates.
      We were incorporated in Delaware in July 1993. Our principal executive offices are located at 6611 Tributary Street, Baltimore, Maryland 21224. Our telephone number is (410) 631-6300, and our website address is http://www.guilfordpharm.com.
      We file reports electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
      Financial information prepared in accordance with accounting principles generally accepted in the United States, including information about revenues from customers, measures of profit and loss, and total assets, can be found in our Consolidated Financial Statements included in Item 15(a) of Part IV of this annual report.

Overview

Our Business
      We market and sell approved pharmaceutical products, conduct clinical research to expand the labeled indications for our marketed products, conduct clinical development on pharmaceutical product candidates and conduct early-stage research on classes of new chemical compounds that may improve human health. The following chart summarizes the significant programs in each of these elements of our business:

Marketed Products (1)

Product	Indication/Condition	Status

GLIADEL® Wafer(2)	Recurrent glioblastoma multiforme (GBM)	Currently approved for sale in the United States and in over 21 other countries throughout the world.
	Malignant glioma at the time of initial surgery	Currently approved for sale in the United States, Canada and the European Union.

AGGRASTAT® Injection(2)	Acute Coronary Syndrome	Marketed by us in the United States and its territories and by Merck & Co. Inc., in the rest of the world.
	Percutaneous coronary intervention (PCI)	Phase III

Product Candidates (1)

AQUAVAN® Injection(2)	Procedural sedation for patients undergoing colonoscopy or other brief diagnostic or therapeutic procedures	Phase III

GPI 1485(3) (rights held by SNDC)	Parkinson’s disease; peripheral nerve injury, including post prostatectomy erectile dysfunction	Phase II
	HIV-neuropathy; HIV-dementia	Pre-clinical

DOPASCAN® Injection(4)	Imaging agent to diagnose and monitor Parkinson’s disease	Phase III

Early Development and Pre-clinical Programs (1)

NAALADase inhibitors(5)	Neuropathic pain and chemotherapy induced neuropathy	Phase I/Pre-clinical
	Drug addiction	Phase I/Pre-clinical

PARP inhibitors	Cancer chemosensitization and radiosensitization	Pre-clinical
	Cerebral and cardiac ischemia	Pre-clinical

(1)	“Marketed” means that a product is being sold and marketed under applicable regulatory approval for the indications shown, except for AGGRASTAT® Injection, which is not being marketed for PCI. A “product candidate” is a product that has not received regulatory approval and is being used in human clinical trials. “Early Development” means a compound that is appropriate for Phase I clinical trials, but for which such testing has not yet commenced. “Pre-clinical” means the compound has not been used in humans, but rather includes testing in vitro, in animal models and pharmacology and toxicology testing in animals.

(2)	GLIADEL® Wafer, AGGRASTAT® Injection, AQUAVAN® Injection, and DOPASCAN® Injection are our registered trademarks. Throughout this annual report, we refer to each as Gliadel, Aggrastat, Aquavan, and Dopascan, respectively.

(3)	In June 2004, we licensed our rights in the United States to GPI 1485 to Symphony Neuro Development Company (or SNDC), a newly-formed Delaware corporation funded for the purpose of advancing the development of this compound in the United States for the following four indications: Parkinson’s disease; peripheral nerve injury; HIV-related neuropathy; and HIV-related dementia. We have the option to purchase SNDC for between $75.1 million to $119.8 million beginning in April 2005, as described in more detail in Item 7 below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we do not exercise this option we will not regain these rights to GPI 1485.

(4)	We are not currently pursuing regulatory approval for Dopascan in the United States. Our corporate partner, Daiichi Radioisotope Laboratories, Ltd. (or DRL) is pursuing regulatory approval for the product candidate in Japan and has completed Phase III testing.

(5)	We conducted a Phase I clinical trial with GPI 5693, a NAALADase inhibitor compound, in 2000 and 2001.

Developments during 2004
      During this past year, among other things, we:

•	Had significant changes to our senior management team with the hiring of Dean J. Mitchell as our President and Chief Executive Officer, who succeeded Craig R. Smith, M.D., a founder and our former Chairman, President and Chief Executive Officer, and the hiring of William F. Spengler as our Executive Vice President and Chief Financial Officer. Our new senior management team, in conjunction with our Board of Directors, is currently undertaking an evaluation of our business strategy and organization to seek to further enhance shareholder value.

•	Appointed George L. Bunting, Jr., our non-executive Chairman of the Board.

•	Re-launched Aggrastat, our GP IIb/ IIIa receptor antagonist that we acquired from Merck & Co., Inc. (or Merck) in October 2003.

•	Licensed the United States rights for GPI 1485, an investigational new drug in Phase II clinical development for the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction, to SNDC.

•	Completed a secondary offering of 10,340,000 shares of our common stock, resulting in proceeds to us of approximately $43.7 million, net of offering costs.

•	Received regulatory approval in the European Union to market Gliadel, our proprietary treatment for brain cancer, for newly diagnosed patients with high-grade malignant glioma, as an adjunct to surgery and radiation.

•	Commenced the Phase III clinical program for Aquavan, a water-soluble prodrug of propofol, for procedural sedation.

•	Launched a Phase III clinical program for Aggrastat for the purpose of expanding the label of Aggrastat to include use at the time of percutaneous coronary intervention (or PCI) in the cardiac catheterization laboratory.

•	Completed a sale and lease back of our facilities to BioMed Realty Trust, Inc., resulting in net proceeds to us of approximately $20.8 million.

•	Reported Gliadel net product revenue of $27.7 million and Aggrastat net product revenue of $12.5 million, for total net product revenue of $40.2 million.

•	Entered into a transaction pursuant to which Angiodevice International GmbH (or Angiotech) obtained licenses to patents previously licensed by us related to certain polymer technologies for which we received net proceeds of approximately $6.0 million.

•	Acquired ProQuest Pharmaceuticals, Inc. (or ProQuest) for approximately $6.9 million of our common stock, thereby obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan.
Marketed Products

GLIADEL® Wafer

General
      Gliadel is a proprietary, targeted, site specific cancer chemotherapy product approved in the United States for the treatment of malignant glioma, a form of primary brain cancer, and for the treatment of recurrent glioblastoma multiforme (or GBM), a rapidly fatal form of malignant brain cancer. Gliadel, a biodegradable polymer wafer, is implanted into the cavity in the brain after a brain tumor is removed and gradually dissolves, delivering high concentrations of BCNU (or carmustine, the active chemotherapeutic ingredient) directly to the tumor site for an extended period of time. This product minimizes exposure to BCNU throughout the body and reduces or alleviates many of the side effects associated with intravenous chemotherapy. We estimate that there are approximately 11,000 cases of malignant glioma in the United States each year.
      Additionally, we have obtained regulatory approval to market Gliadel for use in patients with recurrent GBM in over 21 countries, including France, Germany, the United Kingdom, Spain, Canada, South Korea and Israel. During September 2004, we were also granted expanded marketing authorization to use Gliadel in newly-diagnosed patients with high-grade malignant glioma as an adjunct to surgery and radiation in France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain and the United Kingdom. We market, sell and distribute Gliadel in these countries either directly, on a named patient basis under applicable law, or through distribution agreements with various European companies.
      We acquired the underlying technology for Gliadel pursuant to a license agreement with the Massachusetts Institute of Technology that requires us to pay annual royalties based on our net revenue from Gliadel, as defined per the license agreement. During 2004, we recognized approximately $1.1 million in royalty expense pursuant to that agreement. Our patent protection for Gliadel ends in August 2006; however, during September 2004, the Food and Drug Administration (or FDA) notified us that Gliadel is entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010 under applicable orphan drug laws.

Manufacturing and Raw Materials
      We manufacture Gliadel using a proprietary process at our facility in Baltimore, Maryland, which includes areas designated for packaging, quality assurance, laboratory and warehousing. This facility enables us to produce up to 12,000 Gliadel treatments (each consisting of eight wafers) annually. We have a second clean room facility that we estimate would potentially allow us to increase our annual manufacturing capacity to 20,000 treatments or provide backup manufacturing capability if the first clean room facility is unable to be utilized. We are currently manufacturing Gliadel at 29% of capacity of the primary facility per year, and therefore believe that our capacity to manufacture Gliadel will satisfy patient demand for the product.
      We believe that the various materials used in Gliadel are readily available and will continue to be available at reasonable prices. We have an adequate supply of BCNU to meet the demand we expect for the product. Nevertheless, failure of any of our suppliers to provide sufficient quantities of raw material for Gliadel in accordance with the FDA’s current Good Manufacturing Practice (or cGMP) regulations could cause delays in our ability to sell Gliadel.

AGGRASTAT® Injection

General
      Aggrastat is a glycoprotein GP IIb/ IIIa receptor antagonist that is indicated for the treatment of acute coronary syndrome (or ACS), including patients who are to be medically managed and those who are to undergo percutaneous transluminal coronary angioplasty or atherectomy. ACS includes unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction. Aggrastat blocks the ability of platelets to aggregate, thereby inhibiting the formation of blood clots and reducing the potential for cardiac ischemia.
      We acquired the rights to Aggrastat in the United States and its territories from Merck in October 2003 for a purchase price of $84.0 million plus certain royalty payments to Merck based on our net revenue from Aggrastat. We financed $42.0 million of the purchase price through a revenue interest agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund, II, L.P. (collectively, PRF). The terms of our agreement with PRF and our royalties to Merck are described in more detail in Item 7 below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Manufacturing and Raw Materials
      We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient for Aggrastat. Aggrastat is sold in 100 ml and 250 ml pre-mixed bags and 50 ml vials. We have an agreement with Baxter Healthcare Corp. (or Baxter) to supply us with the pre-mixed bags of Aggrastat until July 2009. Under this agreement, we are required to make minimum annual purchases from Baxter. We are also currently negotiating with potential suppliers to provide vials of Aggrastat for 2005 and future years. We expect to have an adequate supply of pre-mixed bags and vials of Aggrastat to meet existing demand for at least the next 12 months.

Clinical Trial Programs
      In August 2004, we announced plans to launch two major clinical trials using Aggrastat that are designed to determine the optimal therapeutic regimen for ACS patients at the time of PCI. We plan to conduct one trial outside of the United States as a multi-center, double-blind, placebo with GP IIb/IIIa bailout trial evaluating the 30-day efficacy of a single high-dose bolus followed by an 18 hour infusion regimen of Aggrastat compared to placebo in moderate to high-risk patients undergoing PCI. The trial is expected to enroll approximately 2,000 patients in 100 centers starting in the third quarter of 2005. According to present plans, all patients will receive background treatment including heparin, aspirin and clopidogrel (PLAVIX®), if not contraindicated. The results of this trial are expected to provide a basis for seeking FDA approval to expand the present indication of Aggrastat to include a new dosing regimen for treatment with Aggrastat in the catheterization laboratory at the time of PCI.
      The other study, TENACITY (Tirofiban Evaluation of Novel Dosing vs. Abciximab with Clopidogrel and Inhibition of Thrombin Study), is a multi-center, double-blind, randomized comparison of Aggrastat and Abciximab (ReoPro®) that is currently expected to enroll at least 8,000 patients in up to 200 centers across the United States. The Cleveland Clinic Cardiovascular Coordinating Center and Duke Clinical Research Institute are coordinating the trial. The primary end point is to determine whether the 30-day efficacy of a single high-dose bolus followed by a 12 hour infusion regimen of Aggrastat is non-inferior to Abciximab in patients undergoing PCI.

Commercial Operations
      Our commercial operations market and sell Gliadel and Aggrastat in the United States and provide important input into the commercial strategy for our product candidates. Commercial operations includes field sales representatives, marketing specialists, medical information employees (including physicians and nurses) and administrative employees. As of December 31, 2004, we had a total of 81 employees in commercial operations.
      Outside of the United States, our commercial operations manages a network of distributors that market and sell Gliadel in their respective territories. We currently have distributors for Gliadel in certain significant international markets, including the United Kingdom, France, Germany, Spain, Italy, Hong Kong, Korea Taiwan and Singapore. In territories where we do not have a distributor, we expect to sell Gliadel to patients on a named patient basis under applicable law, whereby a physician, pharmacy or other healthcare provider would order Gliadel from us for a specific patient at the time of that patient’s surgery.
      The following chart sets forth the net product revenue from Gliadel and Aggrastat and revenue from license fees and other milestones for the past three years, and the percentage of our total revenue that these amounts represent:

	Total Revenue			% of Total Revenue

	2004	2003	2002	2004	2003	2002
($ in millions)
Net product revenue:
Gliadel	$27.7	$19.2	$14.5	58%	70%	99%
Aggrastat	12.5	2.5	—	26%	9%	—
Revenue from license fees and other milestones	7.7	5.9	0.2	16%	21%	1%

Total	$47.9	$27.6	$14.7	100%	100%	100%

      We distribute Aggrastat and Gliadel through Cardinal Specialty Pharmaceutical Services (or CSPS), a subsidiary of Cardinal Health Inc. (or Cardinal). At our direction, CSPS maintains specific product inventory levels at predetermined storage conditions, meets pick and replenishment requirements and ships to pharmaceutical wholesalers and hospital pharmacies. Additionally, CSPS provides support through invoicing, collection, return product processing and customer credit, and contract management.
      We sell Gliadel in the United States primarily to Cardinal Health Specialty Pharmaceuticals Distribution (or SPD), a specialty pharmaceutical distribution and another subsidiary of Cardinal. SPD purchases Gliadel from us and distributes it to hospitals as the hospitals place orders for the product. Net product revenue from Gliadel to SPD during the past three years were $20.6 million for 2004, $14.5 million for 2003, and $10.1 million for 2002, and represent 74%, 76% and 70% of our total Gliadel revenue for each of those years, respectively.
      We sell Aggrastat through large pharmaceutical wholesalers. These pharmaceutical wholesalers purchase Aggrastat from us and store Aggrastat in their distribution centers. The distributors then ship Aggrastat to hospitals where it is ultimately used.
Product Candidates

AQUAVAN® Injection
      Aquavan is a novel sedative/hypnotic that is an IV formulation of a water-soluble prodrug of a widely-used anesthetic, propofol. We are currently evaluating Aquavan for use as a procedural sedative during brief diagnostic and therapeutic medical procedures during which patients are lethargic, but are responsive to stimulation and able to maintain their airways. Procedural sedation is generally used in non-invasive procedures lasting under two hours, including, for example, various endoscopy or bronchoscopy procedures, cardiac procedures, biopsies, insertions or removals of lines, tubes or catheters and other minor surgical procedures.

      In September 2004, we began a clinical program for studying Aquavan in a number of clinical settings. The following chart sets forth the trials that we are conducting or expect to conduct under the Aquavan program, a brief summary of the trial, and the study “phase.”

Aquavan Study	Brief Description	Phase

Colonoscopy — general	Fentanyl/Aquavan vs. Fentanyl/Midazolam	Phase III
Colonoscopy — pilot	Fentanyl/Aquavan vs. Fentanyl/Placebo	N/A
Colonoscopy — pivotal	Design pending outcome of pilot study	Phase III
Bronchoscopy	Fentanyl/Aquavan vs. Fentanyl/Midazolam	Phase III
Minor surgical procedures	Fentanyl/Aquavan vs. Fentanyl/Midazolam	Phase III
Cardiac procedures	Fentanyl/Aquavan vs. Fentanyl/Midazolam	Phase III
ICU	Aquavan vs. Propofol	Phase II
Burn debridement	Fentanyl/Aquavan vs. Fentanyl/Midazolam once a day for 5 consecutive days	Phase II
Upper GI endoscopy in hepatically impaired patients	Fentanyl/Aquavan	Phase II
A/V Shunt placement in renally impaired patients	Fentanyl/Aquavan	Phase II
Colonoscopy — elderly	Fentanyl/Aquavan	Phase II
Drug Interaction	Aquavan with concomitant medications	Phase I
QT Prolongation	Potential cardiac effects of Aquavan	Phase I
      At the FDA’s request, in January 2005, we submitted to the FDA a protocol for the placebo-controlled colonoscopy study. The FDA considers this trial our only pivotal trial. We plan to conduct a pilot study to determine the optimal design of the pivotal study.
      Based on our current timelines, during the first half of 2006 we expect to submit a new drug application to the FDA for the approval of Aquavan for use in procedural sedation for brief diagnostic or therapeutic procedures. However, we cannot be certain all the trials listed above will enroll patients in a timely manner or at all. If they do not, we may have to discuss this with the FDA in order to reassess the clinical program in order to obtain marketing approval for the product. Additionally, we may determine that a clinical trial strategy combining, eliminating or otherwise changing the foregoing clinical trials is more advantageous for our new drug application, in which case our clinical program may change.
      Our earlier clinical trials with Aquavan have evaluated its use in connection with elective colonoscopy. In November 2003, we announced that we had completed a preliminary analysis from a Phase II, open label, multi-center adaptive dose ranging study of Aquavan, used in combination with fentanyl citrate, to provide mild sedation in healthy patients aged 18-60 undergoing elective colonoscopy. Our analysis, which we submitted to the FDA, suggests that Aquavan provides rapid onset and rapid recovery from sedation/anesthesia in a convenient dosing regimen and without serious adverse effects. We conducted a confirmatory Phase II study of Aquavan to evaluate the fixed doses identified in our dose ranging study. In addition, we have conducted four Phase I clinical studies in Europe in healthy volunteers, one Phase I clinical study in the United States and a Phase II clinical trial of Aquavan in patients undergoing coronary artery surgery. This second Phase II study took place in Europe and was the first use of Aquavan in surgical patients. The study evaluated the safety, tolerability and efficacy of Aquavan compared to DISOPRIVAN® Injectable Emulsion (the branded formulation of propofol) for use in pre-operative sedation, anesthesia induction and maintenance, and post-operative ICU sedation in patients undergoing coronary artery bypass surgery. The results of this clinical trial were announced in November 2003 and suggested that Aquavan could be used to provide total intravenous anesthesia for complex medical and surgical procedures.
      We have also been testing other formulations of the prodrug of propofol in order to deliver propofol to patients via non-intravenous administration. Presently, we do not know which indications, if any, we may pursue with these other formulations.
      We originally licensed the rights to Aquavan from ProQuest in 2000. In the fourth quarter of 2004, we acquired ProQuest for approximately $6.9 million of our common stock, thereby obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan.

GPI 1485
      GPI 1485 is an investigational new drug that belongs to a class of small molecule compounds called neuroimmunophilin ligands (or NILs). It is currently being studied in the following clinical trials:

Phase of Trial	Clinical Indication	Sponsor

Phase II	Parkinson’s disease	SNDC
Phase II	Post-prostatectomy erectile dysfunction	SNDC
Phase II	Parkinson’s disease	National Institutes of Health
Phase I	HIV-related dementia and neuropathy	Johns Hopkins University

History of GPI 1485
      Scientists from Johns Hopkins University (or JHU) (including one of our founders and directors, Solomon H. Snyder, M.D.) discovered that commonly used immunosuppressive drugs can promote nerve growth. We licensed patent rights relating to this research from JHU and as a result of this basic research discovered GPI 1485 and many other proprietary NILs. In pre-clinical experiments, these NILs were shown to repair and regenerate damaged nerves without affecting normal, healthy nerves.

The Amgen Collaboration
      In August 1997, we entered into a collaboration with Amgen Inc. (or Amgen) to develop and commercialize a broad class of NILs for all human therapeutic and diagnostic applications. During 1998, Amgen nominated GPI 1485, which was then named NIL-A, to serve as a lead compound for the program and initially targeting Parkinson’s disease. Between 1999 and 2001, Amgen conducted Phase I and Phase II clinical studies with NIL-A. In July 2001, we announced results of the Phase II study, which was a six-month Phase II, randomized, double-blind, placebo-controlled evaluation of the safety, pharmacokinetics and efficacy of NIL-A in patients with mild to moderate Parkinson’s disease. The results of this study suggested that NIL-A did not produce a significant reversal of the motor symptoms of Parkinson’s disease when dosed at doses of up to 1,000 mg, four times per day (i.e., 4 grams per day), for six months. In September 2001, Amgen terminated the collaboration and, thereafter, returned all rights in the NIL technology to us. Amgen also sold us their remaining clinical trial supply of NIL-A for $0.2 million.

Following the Amgen Collaboration
      After the Amgen collaboration, our further analysis of the Phase II study data led us to conclude that oral administration of GPI 1485 may retard the loss of dopamine transporters in humans. Dopamine transporters are found on dopamine neurons, which are the brain cells that deteriorate in patients with Parkinson’s disease. We initiated a second Phase II clinical study of GPI 1485 in Parkinson’s disease in November 2002. This trial is a multi-center, randomized, double-blind, placebo-controlled evaluation of GPI 1485 in patients with mild to moderate Parkinson’s disease. This trial is designed to detect the loss of dopamine transporters. We expect results from this trial to be available beginning in the first quarter of 2006. Additionally, the National Institutes of Health (or NIH) independently selected GPI 1485 to be included in their comprehensive clinical investigation of novel neuro-protective therapies for Parkinson’s disease in early, untreated patients. This trial commenced in March 2004, and is expected to be concluded in July 2005.
      In addition to Parkinson’s disease, GPI 1485 showed efficacy in pre-clinical models of peripheral nerve injury, including animal models of post-prostatectomy erectile dysfunction (or PPED). In humans, PPED occurs as a complication to the surgical removal of the prostate as a treatment for prostate cancer. For most patients, it takes one to two years after surgery to regain erectile function, if ever. During the first quarter of 2004, we began a Phase II clinical trial studying the use of GPI 1485 in patients undergoing a nerve sparing prostatectomy. Patients will be dosed with either 1,000 mg or 400 mg of GPI 1485 orally, four times per day, for six months, beginning three days before surgery. A patient’s erectile function will be monitored for up to one year following surgery.

      The GPI 1485 clinical trials for Parkinson’s disease and PPED are now sponsored by SNDC, as described below.

Symphony Neuro Development Company
      In June 2004, we licensed our rights in the United States to GPI 1485 to SNDC in the following four disease states: Parkinson’s disease, traumatic nerve injury, including PPED, HIV-related peripheral neuropathy and HIV-related dementia. SNDC agreed to invest up to $40.0 million to advance GPI 1485 through its current clinical programs in those disease states. In addition, we issued to SNDC’s investors five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. SNDC’s investors granted us an exclusive option to purchase SNDC. We may exercise this option at our sole discretion at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and incrementally increasing to $119.8 million by March 2007. If we exercise the option, we will regain the rights that we licensed to SNDC. RRD International, LLC (or RRD), a pharmaceutical product development contract research organization that provides clinical trials strategy, design and management expertise, will manage SNDC and will subcontract a portion of the ongoing development work for the GPI 1485 programs to us. Under this subcontract we will provide SNDC with manufacturing, process development, toxicology, patent and regulatory affairs services. During 2004, we were reimbursed $1.9 million for this work by SNDC. We are entitled to appoint one member to the Board of Directors of SNDC. Currently, our appointee is Craig R. Smith, M.D., one of our directors and our former Chairman, President and Chief Executive Officer. We consolidate the financial activity of SNDC in our financial statements.

Other GPI 1485 Research
      In September 2003, the NIH awarded a $5.5 million four-year program project grant to JHU and us to study the effects of GPI 1485 in HIV neuropathy and dementia. These studies include cell culture neurotoxicity assays and animal experiments, and will culminate in a human clinical study that we expect will begin in 2005. Additional GPI 1485 pre-clinical studies, including stimulation of hair growth and neuroprotective and neuroregenerative mechanistic studies, are ongoing.

DOPASCAN® Injection
      Dopascan is a product candidate that is intended to diagnose and monitor the degree of Parkinson’s disease as represented by dopamine transporter binding, a disease that affects more than one million patients in the United States. Dopascan is administered to patients intravenously and allows an attending physician to obtain images and measure the density of dopamine transporters in the patient’s brain, which are highly concentrated in a specialized area of the brain and which are significantly decreased in patients with Parkinson’s disease. We obtained exclusive patent rights to Dopascan from the Research Triangle Institute in Research Triangle Park, North Carolina.
      We entered into an agreement with DRL, a Japanese radiopharmaceutical company, to develop and commercialize Dopascan in Japan, Korea and Taiwan. DRL completed a Phase III clinical trial in July 2002 and filed an application for regulatory approval with the Japanese Health Authority in June 2003. During 2003, we received a $0.6 million milestone payment from DRL related to the filing of an application for regulatory approval to market Dopascan in Japan. DRL indicated that it expects to be informed about the status of that application during early 2005.
      In May 2002, we sublicensed Dopascan for research purposes to Molecular Neuroimaging LLC (or MNI), a company that specializes in the use of brain imaging technologies for, among other purposes, the analysis of clinical trials of pharmaceutical product candidates targeting neurodegenerative diseases. MNI has also agreed to provide us with favorable pricing for its services (including the administration of Dopascan) for any clinical trials for our product candidates. Presently, we have engaged MNI to provide its services for our clinical trial of another of our product candidates for treatment and diagnosis of Parkinson’s disease, GPI 1485.

      We currently do not have a clinical development program for Dopascan in the United States, and therefore do not expect to be applying to the FDA to market and sell Dopascan. Additionally, between December 2001 and December 2004, we had a collaboration with MAP Medical Technologies Oy of Finland for the development of Dopascan for the European Union. In January 2005, the parties agreed to terminate this collaboration.
Early Development and Pre-clinical Programs

NAALADase Inhibitor Compounds
      N-Acetylated-Alpha-Linked-Acid-Dipeptidase (or NAALADase), is a membrane-bound enzyme found in the central and peripheral nervous system and is believed to play a role in modulating the release of glutamate, one of the brain’s most common chemical messengers. During conditions of acute injury or chronic disease, there may be a large increase in the release of glutamate that incites a cascade of biochemical events, ultimately leading to cell injury or death. Our NAALADase inhibitor program is aimed at developing a commercial drug to block excessive glutamate release. Our NAALADase inhibitors appear to normalize pain sensitivity, attenuate nerve conduction deficits and prevent histopathological degeneration in several animal models of diabetic and chemotherapy-induced neuropathy and neuropathic pain.
      In May 2003, we entered into an agreement with Pfizer Inc. (or Pfizer) granting it the exclusive right to develop NAALADase inhibitors worldwide, for which Pfizer paid us $5.0 million upon the execution of the agreement. Pfizer was scheduled to pay us a milestone payment of $10.0 million on or before March 31, 2004; however, in March 2004, Pfizer informed us that the payment would not be made and that Pfizer was terminating the agreement. As a result, all rights to develop and commercialize NAALADase inhibitor technology reverted to us and no further milestone payments or royalties are to be received from Pfizer.
      We are currently pursuing the development of GPI 5693, one of our NAALADase inhibitor compounds that has completed Phase I clinical evaluation, for the treatment of chemotherapy-induced neuropathy and drug addictions.

PARP Inhibitor Compounds
      Poly(ADP-ribose) polymerase (or PARP), is an abundant nuclear enzyme that plays a significant role in facilitating DNA repair and maintaining genomic integrity. In cancer treatment, high PARP activity is believed to enable tumor cells to counteract the chemotherapy and radiation therapy by repairing DNA damage. In animal testing, PARP inhibition enhances the activity of radiotherapy as well as a wide spectrum of chemotherapeutic agents. In ischemia, over-activation of PARP mediates necrosis by depleting nicotinamide adenine dinucleotide and adenosine triphosphate. In animal testing, PARP inhibition provides neuroprotection in stroke and myocardial ischemia models.
      Our scientists have synthesized several families of potent orally bioavailable small molecule PARP inhibitors that are efficacious in rodent models of cancer and ischemia. We have identified clinical candidate compounds that are orally bioavailable, highly brain penetrable and increase the efficacy of temozolamide, irranotecan, and radiations in multiple cancer models. We are currently conducting pre-clinical toxicology and pharmacokinetic characterization of these lead compounds and plan to select a lead clinical candidate by the second half of 2005.
Reorganization and the PPE Program
      In July 2002, we announced a reorganization of our research and development programs, which included a workforce reduction of 58 employees, most of whom worked in the areas of research and development. In connection with this reorganization, we discontinued internal development of our polyphosphoester biopolymer drug delivery program, or PPE Program. The PPE Program included our PACLIMER® Microspheres (or Paclimer) and LIDOCAINE-PE Microspheres (or Lidocaine-PE, formerly known as LIDOMER Microspheres) development programs. Paclimer is a product candidate for investigating controlled, site-specific administration and release of paclitaxel (brand name TAXOL®) for ovarian cancer and non-small cell lung cancer. Lidocaine-PE is a product candidate for controlled, site-specific administration and release of Lidocaine, a commonly used analgesic, for post-operative pain.
      In the summer of 1996, we entered into various license agreements with the Massachusetts Institute of Technology (or MIT) and JHU regarding certain U.S. patents and patent applications regarding PPEs and a patent application covering biodegradable polymers for use in connection with the controlled local delivery of certain chemotherapeutic agents. These agreements required us to make certain annual and milestone payments, and to pay certain processing, maintenance and/or up-front fees, milestone payments and royalties. In September 2004, we entered into a transaction with Angiotech whereby Angiotech acquired access to our rights under these license agreements in exchange for a payment to us of approximately $6.6 million. We subsequently entered into a new license agreement with MIT and JHU that grants us limited rights under the applicable patents to develop Paclimer for certain indications in oncology and women’s health and paid MIT $0.7 million in connection with these licensing agreements. We have discontinued internal development of our PPE Program and will seek corporate collaborations to commercialize this technology.
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
      Upon FDA approval, a drug may only be marketed in the United States for the approved indications in the approved dosage forms and at the approved dosage levels. The FDA also may require post-approval testing and surveillance to monitor a drug in larger and more diverse patient populations. Manufacturers of approved drug products are subject to ongoing compliance with FDA regulations. For example, the FDA mandates that drugs be manufactured in conformity with the FDA’s applicable cGMP regulations. In complying with the cGMP regulations, manufacturers must continue to spend time, money and effort in production, recordkeeping and quality control to ensure that the product meets applicable specifications and other requirements. The FDA periodically inspects drug manufacturing facilities to ensure compliance with its cGMP regulations. Adverse experiences with the commercialized product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA regulations, or may otherwise order the suspension of manufacture, voluntary recall or seizure. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained including if problems concerning safety or efficacy of the product occur following approval.

FDA Clinical Testing and Other Requirements
      The steps required before an unapproved new drug may be commercially distributed in the United States include: (i) conducting appropriate pre-clinical laboratory and animal tests; (ii) submitting to the FDA an application for an Investigational New Drug Application, which must become effective before clinical trials may commence; (iii) conducting well-controlled human clinical trials that establish the safety and efficacy of the drug product; (iv) filing with the FDA a New Drug Application (or NDA) for non-biological drugs; and (v) obtaining FDA approval of the NDA prior to any commercial sale or shipment of the non-biological drug. NDA’s also must include a description of the manufacturing processes, including quality control procedures and certain information pertaining to validation requirements.

      With respect to a new drug product and product specifications with an active ingredient not previously approved by the FDA, the manufacturer must usually submit a full NDA, including complete reports of pre-clinical, clinical and laboratory studies, to prove that the product is safe and effective as well as manufacturing information. A full NDA may also need to be submitted for a drug product with a previously approved active ingredient if studies are required to demonstrate safety and efficacy, such as when the drug will be used to treat an indication for which the drug was not previously approved, or where the dose or method of drug delivery is significantly changed.
      In some cases, application procedures other than a full NDA exist that may enable a manufacturer to submit more limited testing information or a different version of a previously approved drug product, but there is no guarantee that such procedures will be available for any of our drug products.
      In addition, the manufacturer of an approved drug may be required to submit for the FDA’s review and approval a supplemental NDA, including reports of appropriate pre-clinical and clinical testing, prior to marketing the drug with additional indications or prior to making other significant changes to the product or its manufacture. A manufacturer intending to conduct clinical trials on a marketed product may be required first to submit an IND to the FDA containing information relating to previously conducted pre-clinical studies.
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
      Clinical trials for unapproved new drugs typically are conducted in three phases, are subject to detailed protocols and must be conducted in accordance with the FDA’s regulations concerning good clinical practices. Clinical trials involve the administration of the investigational drug product to human subjects. Each protocol indicating how the clinical trial will be conducted in the United States must be submitted for review to the FDA as part of the IND. The FDA’s review of a study protocol does not necessarily mean that, if the study is successful, it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an independent institutional review board (or IRB) established pursuant to FDA regulations. The IRB considers, among other factors, ethical concerns and informed consent requirements. The FDA or the IRB may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or the FDA will permit a study to go forward or, once started, to be completed. Clinical trials may be placed on hold at any time for a variety of reasons, particularly if safety concerns arise, or regulatory requirements are not met.
      The three phases of clinical trials are generally conducted sequentially, but they may overlap. In Phase I, the initial introduction of the drug into humans, the drug is tested for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. Phase II involves controlled tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes at least from one and one-half to two and one-half years to complete. If preliminary evidence suggesting effectiveness has been obtained during Phase II evaluations, expanded Phase III trials are undertaken to gather additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies for a specific indication generally take from two and one-half to five years to complete. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products or product candidates.
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
      The full NDA process for unapproved, new non-biological drugs, such as GPI 1485, a NAALADase inhibitor or AQUAVAN can take a number of years and involve the expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all, or that we will have sufficient resources to carry such potential products through the regulatory approval process. There also can be no assurance that, if approved, such drugs will continue to meet all of the regulatory requirements to remain on the market.

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
      In addition to the requirements for product approval, before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved as well. Products may be subject to price controls and/or limits on reimbursement. The requirements governing product pricing and reimbursement vary widely from country to country and can be implemented disparately at the national level. The European Union generally provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement.
      We are also governed by other federal, state and local laws. These laws include, but are not limited to, those regulating working conditions enforced by the Occupational Safety and Health Administration and regulating environmental hazards under such statutes as the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other environmental laws enforced by the United States Environmental Protection Agency. The Drug Enforcement Agency (or DEA) regulates controlled substances, such as narcotics. A precursor compound to Dopascan is a tropane-derivative similar to cocaine and thus is subject to DEA regulations. Establishments handling controlled substances must, for example, be registered and inspected by the DEA, and may be subject to export, import, security and production quota requirements. Radiolabeled products, including drugs, are also subject to regulation by the Department of Transportation and to state and federal licensing requirements. Various states often have comparable health and environmental laws, such as those governing the use and disposal of controlled and radiolabeled products.
Intellectual Property Rights
      As of December 31, 2004, we owned or had licensed rights to more than 170 U.S. patents and more than 160 foreign patents. In addition, we owned or had licensed more than 700 pending applications worldwide. We also own registered trademarks in the United States to AGGRASTAT®, AQUAVAN®, DOPASCAN®,

GLIADEL® and PACLIMER®. The following charts identify the number of patents and patent applications that protect or relate to our marketed products, product candidates and significant research programs, and whether those patents or patent applications are issued (or filed) in the United States or internationally.
                    United States Patent Portfolio:

		# of pending patent
Technology	# of Patents	applications

GLIADEL® Wafer	3	—
AGGRASTAT® Injection	11	1
AQUAVAN® Injection	1	8
GPI 1485	5	8
DOPASCAN® Injection	10	5
NAALADase Inhibitors	41	13
PARP Inhibitors	20	8
                    International Patent Portfolio:

		# of pending patent
Technology	# of Patents	applications

GLIADEL® Wafer	36	—
AGGRASTAT® Injection	—	—
AQUAVAN® Injection	5	67
GPI 1485	7	54
DOPASCAN® Injection	36	11
NAALADase Inhibitors	24	83
PARP Inhibitors	4	11
      The patents covering Gliadel are licensed and expire in the United States in August 2006. However, pursuant to applicable orphan drug laws, the FDA recently confirmed we are entitled to market-exclusivity for Gliadel through February 2010, for the treatment of patients with newly diagnosed malignant glioma as an adjunct to surgery and radiation. The international patents covering Gliadel expire no earlier than 2006 and some continue through 2012 under supplemental protection certificates. The patents covering Aggrastat are licensed and expire no earlier than 2011. The patents covering Aquavan injection are both licensed and owned and expire no earlier than 2018. The patents covering GPI 1485 are both licensed and owned and expire no earlier than 2015. The patents covering Dopascan are licensed and expire no earlier than 2009. Because we have not yet selected clinical candidates for the remainder of our technologies, information regarding whether patents relating to these technologies are owned or licensed and the dates when these patents expire may not be relevant to the patent protection that may exist for such yet-to-be-selected compounds that we take into clinical trials.

Technology Licensing Agreements
      We have entered into a number of technology licensing agreements through which we have obtained development and commercialization rights to various marketed products, product candidates and research programs.

GLIADEL® Wafer
      In March 1994, we entered into an agreement, which we refer to as the Gliadel Agreement, with Scios Inc. (or Scios) pursuant to which we licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. Gliadel is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. will expire in 2006. In April 1994, Scios assigned all of its rights and obligations under the Gliadel Agreement to MIT. We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate pre-clinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than Gliadel.
      Under the Gliadel Agreement, we are obligated to pay a royalty of 4% on all net product revenue incorporating the technology covered by the agreement, as well as 25% of all proceeds from sublicensees and 4% of proceeds from corporate partners. Additionally, we were required to pay MIT $8,000 annually as advanced royalty payments under the license agreement until the first commercial sale of Gliadel and were subject to a minimum annual royalty payment requirement of $15,000, $24,000 and $24,000, for the first three years of commercial sales of the product. For a particular country, our obligation to pay a royalty on net revenue expires upon the later to occur of (i) the expiration of the relevant patent rights in such country or (ii) 15 years after the first sale of a commercial product derived from the licensed technology in such country. We also are obligated to meet certain development milestones. As of December 31, 2004, we incurred a total of approximately $1.1 million in royalty expense to Scios and MIT under this license agreement.
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

AQUAVAN® Injection
      In March 2000, we entered into a license agreement with ProQuest that granted us exclusive worldwide development and commercialization rights to Aquavan. As of September 30, 2004, we had paid $3.0 million to ProQuest for development milestones and to acquire an equity position in ProQuest. In the fourth quarter of 2004, we acquired ProQuest for approximately $6.9 million of our common stock, thereby superseding the license agreement and obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan.

DOPASCAN® Injection
      We obtained exclusive worldwide rights to Dopascan in March 1994 pursuant to a license agreement with Research Triangle Institute (the RTI Agreement). The RTI Agreement grants us rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain that are or may be useful as dopamine neuron imaging agents. Dopascan and certain related precursors and analogues are covered by U.S. patents that expire in 2009, as well as certain related international patents and patent applications. Pursuant to the RTI Agreement, we have reimbursed RTI for approximately $0.8 million of certain past, patent-related expenses and as annual payments to support mutually agreed-upon research that was conducted at RTI through March 1999. We are obligated to pay RTI a royalty of 6.5% of gross revenues we receive from products derived from the licensed technology and from sublicensee proceeds and to make minimum royalty payments following the first commercial sale of such products of $15,000, $30,000 and $60,000 during each of the first, second and each successive year thereafter, respectively. We must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. No payments to RTI are required in connection with meeting these performance milestones as of December 31, 2004.
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
      We do not currently plan to commercialize Dopascan in the United States, but have licensed Dopascan to MNI for use in combination with testing certain experimental treatments.
      We have also entered into a sublicense agreement with DRL for the development and commercialization of Dopascan in Japan, Korea and Taiwan.

GPI 1485/ Neuroimmunophilin Ligand Program
      We have entered into a series of exclusive worldwide license agreements with JHU regarding patents covering the neurotrophic use of NILs. In addition to an up-front payment of $70,000, the agreements require us, among other things, to: (1) reimburse JHU for costs associated with preparing, filing, maintaining and prosecuting their patents, (2) pay an annual maintenance fee of $5,000, (3) make milestone payments of $100,000 upon the first U.S. IND for a licensed product and $200,000 upon the first FDA approval for commercial sale of a licensed product, (4) pay a royalty of 3% on net revenue from licensed products and of 2% on any proceeds we receive from sublicenses of licensed products, and (5) expend at least $100,000 per year to develop the licensed products. No milestone payments have yet been paid by us under the agreements. Amgen, our former corporate partner for the NIL program, paid a milestone payment of $100,000 to JHU upon receipt of the first U.S. IND for a licensed product.
      Each agreement partially expires with respect to a particular country on the date of expiration of the last patent licensed in that country, or if no patents have been issued in that country, in 2018. The parties also may terminate each agreement for cause upon a material breach or default by the other party, subject to prior notice to and an opportunity to cure by the offending party. In the event of termination of these agreements, we would lose our rights to use the licensed technology.
      In June 2004, we licensed our rights in the United States to GPI 1485 to SNDC in the following four disease states: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related peripheral neuropathy and HIV-related dementia. SNDC agreed to invest up to $40.0 million to advance GPI 1485 through its current clinical programs in those disease states. SNDC’s investors granted us an exclusive option to purchase SNDC. We may exercise this option at our sole discretion at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and incrementally increasing to $119.8 million by March 2007. If we exercise the option, we will regain the rights that we licensed to SNDC.
United States Government Rights
      Aspects of the technology licensed by us under our agreements with third party licensors may be subject to certain government rights (sometimes referred to as “march-in rights”). Government rights in inventions conceived or reduced to practice under a government-funded program (“subject inventions”) may include a non-exclusive, royalty-free worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant licenses which shall be exclusive under any of such inventions to a third party if they determine that: (i) effective steps to achieve practical application of the subject invention in such field of use have not been taken; (ii) such action is necessary to meet public health or safety needs; or (iii) such action is necessary to meet requirements for public use under federal regulations. The U.S. government also has the right to take title to a subject invention if there is a failure to disclose the invention and elect title within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. Further, the government rights include the right to use and disclose, without limitation, technical data relating to licensed technology that was developed in whole or in part at government expense. Some of our principal technology license agreements contain provisions recognizing these government rights.
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
      With respect to Gliadel, we are aware of several competing approaches for the treatment of malignant glioma, including traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR® Capsules, a chemotherapy product manufactured by Schering Corporation and other experimental protocols. Furthermore, our patent protection for Gliadel ends in August 2006. The FDA has granted us market exclusivity for marketing Gliadel for malignant glioma at the time of initial surgery until February 2010. Regardless, after August 2006 when our patent protection expires, others may try to copy the wafer and enter the market as a generic drug through applicable FDA procedures.
      With respect to Aggrastat, there are two other competing GP IIb/ IIIa inhibitors: INTEGRILIN® Injection (or Integrilin) and ReoPro® (or ReoPro). ReoPro, marketed by Eli Lilly, was the first GP IIb/ IIIa inhibitor to come to market and is used predominantly at the time of PCI. Currently, ReoPro has about a 35% dollar share of the United States IIb/ IIIa market. Integrilin, marketed through a co-promotion between Millennium Pharmaceuticals, Inc. and Schering Corporation, has a broader indication than ReoPro, allowing Integrilin to be used both at the time of PCI as well as prior to PCI. Integrilin is currently the market leader in the United States IIb/ IIIa market with approximately 62% of the dollar share. In some medical institutions, Angiomax®, an antithrombin, is being used as a replacement for IIb/ IIIa inhibitors in PCI but that use is generally limited to low-risk and elective PCI patients.
      Aquavan, our water-soluble propofol prodrug product candidate targeted for procedural sedation, faces competition in the United States primarily from midazolam, including VERSED®, manufactured by Roche, and propofol, including DIPRIVAN®. Additionally, there are numerous products currently on the market that are accepted as relatively safe and effective anesthetic agents and sedation agents. In addition, we are aware of several companies that are seeking to develop water soluble formulations of propofol. We cannot be sure that we can successfully develop Aquavan into a safe and effective drug or that it will be cleared for marketing. Even if we are able to market Aquavan, the commercial prospects for it will depend heavily on its safety and efficacy profile relative to alternatives then available in the market and on the scope of the indication ultimately granted by FDA.
      A number of companies are showing interest in trying to develop neurotrophic agents to promote nerve growth and repair in neurodegenerative disorders and traumatic central nervous system injuries. Most of these activities focus on naturally occurring growth factors. These factors contain large molecules that generally cannot cross the blood-brain barrier and thus present problems in administration and delivery. We are aware of several companies that are investigating small molecule neurotrophic compounds for peripheral neuropathy in the clinic.
      There is intense competition to develop an effective and safe neuroprotective drug or biological agent. Calcium channel antagonists, calpain inhibitors, adenosine receptor antagonists, free radical scavengers, superoxide dismutase inducers, proteoloytic enzyme inhibitors, phospholipase inhibitors and a variety of other agents are under active development by others.

      We believe that at least two other companies are clinically evaluating imaging agents for dopamine neurons. In addition, a variety of radiolabeled compounds for use with Positron Emission Tomography scanners have been used to image dopamine neurons successfully in patients with Parkinson’s disease. Positron Emission Tomography scanning is currently only available in a limited number of hospitals in the United States and Europe.
      Any product candidate that we develop and for which we gain regulatory approval must compete for market acceptance and market share. For certain of our product candidates, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which we and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include product efficacy and safety, timing and scope of regulatory approval, product availability, marketing and sales capabilities, reimbursement coverage, the amount of clinical benefit of our product candidates relative to their cost, method of administration, price and scope of patent protection. Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than us. The achievement of any of these goals by our competitors could have a material adverse effect on our business, financial condition and results of operations.
Research and Development Expenses
      Our research and development expenses were $46.6 million, $33.6 million, and $46.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. These expenses were divided between our research and development platforms in the following manner:

	Year ended December 31

	2004	2003	2002
($ in millions)
Pharmaceutical technologies	$34.9	$21.8	$20.8
Biopolymer technologies	0.9	1.4	5.0
Indirect expenses	10.8	10.4	20.3

Total	$46.6	$33.6	$46.1

      Beginning in fiscal year 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999, through December 31, 2004, we incurred, in the aggregate, costs of $139.8 million for our pharmaceutical technologies platform, $35.0 million for our biopolymer technologies platform, and $94.5 million of indirect expenses. From our inception in July 1993 through December 31, 1998, we incurred a total of $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies.

Pharmaceutical Technologies
      Our 2004 pharmaceutical technologies’ research and development expenses increased by $13.1 million to $34.9 million, compared to 2003, primarily due to increased spending of:

•	$6.7 million for Aggrastat, acquired in late 2003, for the preparation and initiation of the Phase III clinical trials of Aggrastat for use in PCI;

•	$4.0 million on Aquavan primarily as a result of costs incurred for the analysis of the two Phase II clinical trials results, and for costs associated with the planning for and the initiation of the Phase III clinical trial which we began in the third quarter of 2004;

•	$0.6 million for the GPI 1485 program primarily due to increased investigator fees as we continue the Phase II clinical trial for Parkinson’s disease; and

•	$0.6 million for the PARP inhibitor program, which was inactive in 2003, and has been redirected in 2004 toward lead compound identification for possible cancer indications.

      Our 2003 pharmaceutical technologies’ research and development expenses increased by $1.0 million to $21.8 million, compared to 2002, due to:

•	increased expenditures of $3.8 million in connection with further clinical development of GPI 1485; and

•	partially offset by reduced expenditures of $2.2 million in our Aquavan project as in 2002 we incurred preparation and initiation costs related to the Phase II colonoscopy clinical trial in progress during 2003, and a $0.8 million milestone payment to ProQuest in 2002.

Biopolymer Technologies
      Our 2004 biopolymer technologies’ research and development expenses decreased by $0.5 million to $0.9 million, compared to 2003. Currently, we do not plan on conducting additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transactions to further develop these technologies. To that end, in September 2004, we entered into licensing agreements with MIT, JHU and Angiotech, which terminated an existing license agreement we had with MIT and JHU, thereby allowing Angiotech to obtain an exclusive license to certain rights in patents we had previously licensed from the MIT and JHU. We paid MIT $0.7 million in connection with these licensing agreements, which is included in the indirect expenses below. Concurrently with the execution of our agreement with Angiotech, we also entered into an exclusive license agreement with each of MIT and JHU granting us certain rights to develop Paclimer for certain indications in oncology and women’s health.
      Our 2003 biopolymer technologies’ research and development expenses decreased by $3.6 million to $1.4 million, compared to 2002, due to a decision made, as part of the corporate restructuring in the third quarter of 2002, to focus our research and development activities on our pharmaceutical technologies.

Indirect Expenses
      Our 2004 indirect research and development expenses increased by $0.4 million to $10.8 million, compared to 2003, primarily due to royalty expense of $0.7 million paid to MIT in connection with the licensing agreement entered into with MIT, JHU and Angiotech in September 2004.
      Our 2003 indirect research and development expenses decreased by $9.9 million to $10.4 million, compared to 2002, primarily as a result of the full year impact of the restructuring efforts taken in the third quarter of 2002. Of this decrease, $4.3 million related to the reduction in employee costs, $4.1 million in facility and equipment expenses, and the remainder related to certain non-core project and other indirect costs.
Product Liability and Insurance
      Product liability risk is inherent in the testing, manufacturing, marketing and sale of Gliadel, Aggrastat and our product candidates, and there can be no assurance that we will be able to avoid significant product liability exposure.
      We have primary product liability coverage of $5.0 million and excess coverage of $5.0 million for a total of $10.0 million in liability insurance coverage, covering clinical trials and product sales. There can be no assurance that this or any future insurance coverage obtained by us will be adequate or that claims will be covered by our insurance. Our insurance policies provide coverage on a claims-made basis and are subject to annual renewal. Product liability insurance varies in cost, can be difficult to obtain and may not be available to us in the future on acceptable terms, or at all.
Employees
      At December 31, 2004, we employed 289 individuals. Of these 289 employees, 155 were employed in the areas of research and product development, the quality control of Aggrastat and in the manufacturing and quality control of Gliadel. The remaining 134 employees performed selling, general and administrative functions, including sales and marketing, executive, finance and administration, legal and business development. None of our employees are currently represented by a labor union. To date, we have not experienced work stoppages related to labor issues and we believe our relations with our employees are good.
      Hiring and retaining qualified personnel are important factors for our future success. There can be no assurance that we will be able to continue to hire qualified personnel and, if hired, that we will be able to retain these individuals.
Item 1A.     Executive Officers of the Registrant.
      The following chart sets forth the names, ages, titles and business experience of our executive officers during the past five years:

Name	Age	Title and Business Experience

Dean J. Mitchell	49	Current Experience: December 2004 — present: President and Chief Executive Officer.
		Past Experience: 2001 — 2004: President, International Pharmaceuticals; President, U.S. Primary Care; Vice President, Strategy for Bristol-Myers Squibb Company.
		1987 — 2001: Various senior management positions, including most recently, Senior Vice President, Clinical Development and Product Strategy for GlaxoSmithKline and predecessor businesses.
		Education: M.B.A. from City University Business School in London; B.Sc. with Honors in Applied Biology from Coventry University.
William F. Spengler	50	Current Experience: July 2004 — present: Executive Vice President and Chief Financial Officer.
		Past Experience: 2002 — 2004: President, COO and Director of Osteoimplant Technology, Inc.
		2000 — 2002: Principal of North Charles Investment Company.
		Education: M.B.A. from New York University; B.A. in Economics from Yale University.
Nancy J. Linck, Ph.D., J.D.	63	Current Experience: February 2004 — present: Senior Vice President, Intellectual Property and Regulatory Affairs, Chief Compliance Counsel.
		Past Experience: February 2002 — February 2004: Senior Vice President, General Counsel and Secretary in February 2002.
		February 2001 — February 2002: Senior Vice President, Intellectual Property and Deputy General Counsel.
		November 1998 — February 2001: Vice President, Intellectual Property.
Education:
		B.S. in Chemistry from the University of California, Berkeley; M.S. and Ph.D. in Inorganic Chemistry from the University of California, San Diego; J.D. from Western New England College School of Law.

Name	Age	Title and Business Experience

Asher M. Rubin	34	Current Experience: February 2004 — present: Senior Vice President, General Counsel and Secretary.
		Past Experience: February 2003 — February 2004: Vice President, Deputy General Counsel and Secretary.
		February 2002 — February 2003: Deputy General Counsel and Assistant Secretary.
		August 2001 — February 2002: Associate General Counsel and Assistant Secretary.
		October 2000 — August 2001: Senior Corporate Counsel and Assistant Secretary.
		Education: J.D. from the University of Maryland School of Law; A.B. in Policy Sciences and Public Affairs from Duke University.
Barbara S. Slusher, Ph.D.	40	Current Experience: August 2002 — present: Senior Vice President, Research, Toxicology and Animal Sciences.
		Past Experience:
		March 2001 — July 2002: Vice President, Biology.
		January 1997 — February 2001: Principal Scientist and Group Leader.
		January 1995 — December 1997: Director of Neurobiology.
Education:
		Ph.D. in Pharmacology and Molecular Sciences from the Johns Hopkins School of Medicine; Master’s degree in Management from the Johns Hopkins School of Continuing Studies; B.S. degree in Chemistry from Dickinson College.
William C. Vincek, Ph.D.	57	Current Experience:
		February 2004 — present: Senior Vice President, Development.
		Past Experience: February 2002 — February 2004: Senior Vice President, Pharmaceutical and Chemical Development.
		August 1999 — February 2002: Vice President, Pharmaceutical & Chemical Development.
		August 1997 — August 1999: Vice President, Corporate Quality.
		Education: Ph.D. and M.S. in Medicinal Chemistry from the University of Kansas; B.S. in Chemistry from Colorado State University.

Name	Age	Title and Business Experience

Michael Kelly	40	Current Experience: September 2003 — present: Vice President, Commercial Operations.
		Past Experience:
		December 2002 — August 2003: Vice President, Sales and Marketing.
		January 2001 — December 2002: Vice President of Sales, Viropharma Incorporated.
		January 2000 — December 2000: Vice President of Marketing, Viropharma Incorporated.
		Education: M.B.A. from Rider College; B.S. in Marketing from the Trenton State College.
Andrew J. Jeanneret, CPA	40	Current Experience: August 2004 — present: Vice President, Controller and Chief Accounting Officer.
		Past Experience: November 2002 — August 2004: Vice President of Finance for Osteoimplant Technology, Inc.
		April 2002 — November 2002: Director of Accounting for United Healthcare.
		January 2001 — April 2002: Vice President of Accounting for PSINet.
		Education: M.B.A. in international business from the George Washington University; B.S. in Accounting from Boston College.

Item 2.	Properties.
      We occupy two facilities in Baltimore, Maryland: A headquarters and manufacturing facility that contains approximately 90,000 square feet; and a research and development facility that contains approximately 77,000 square feet. The headquarters and manufacturing facility consists of approximately 23,000 square feet of office space, 18,000 square feet of manufacturing space, and 49,000 square feet of research and development laboratories. The research and development facility consists of approximately 29,000 square feet of office space and 48,000 square feet of research and development laboratories. We entered into a sale and leaseback agreement for these properties in December 2004. Each facility is occupied pursuant to a 15-year absolute net lease with BioMed Realty Trust, Inc. (or BioMed), a real estate investment trust specializing in biotechnology/biopharmaceutical properties. We also have options to extend the lease terms for each facility for two additional ten year periods.
      Before we entered into the leases with BioMed, we occupied the headquarters and manufacturing facility through a master lease with the prior owner and we occupied the research and development facility as the owner/occupant.

Item 3.	Legal Proceedings.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of our security holders during the last quarter of our year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on The Nasdaq® National Market under the symbol GLFD. As of February 25, 2005, there were approximately 250 holders of record of our common stock and approximately 9,000 beneficial holders. We have never declared or paid any cash dividends and do not intend to do so for the foreseeable future. In the past we have been a party to various loan and lease agreements with certain financial institutions, prohibiting the payment of any cash dividend on our common stock without the prior written consent of these financial institutions. Future financing arrangements may contain similar restrictions.
      The following table sets forth, for the years indicated, the range of high and low sales prices of our common stock as quoted on The Nasdaq® National Market:

	2004		2003

	High	Low	High	Low

January 1 - March 31	$9.62	$6.37	$4.09	$2.65
April 1 - June 30	7.75	4.36	6.25	3.72
July 1 - September 30	5.88	3.90	7.40	4.07
October 1 - December 31	5.74	4.12	8.21	5.65
     Recent Sales of Unregistered Securities
      On January 31, 2005, we issued 3,103 shares of our common stock to Burns McClellan Inc. in consideration for its provision to us of investor relations/public relations services during the fourth quarter of 2004. In connection with this issuance, we relied on the exemption from registration under the Securities Act of 1933, provided in Section 4(2) of the Act.

Item 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data for each of the years in the five-year period ended December 31, 2004 have been derived from our Consolidated Financial Statements, which have been audited by KPMG LLP, our independent registered public accountant. Our Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, including the Notes to these Consolidated Financial Statements, are included elsewhere in this annual report, beginning on page F-2. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited financial statements not included in this annual report. The information set forth below should be read in conjunction with our Consolidated Financial Statements and the related notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 26 of this annual report.

	Year Ended December 31

	2004	2003	2002	2001	2000
($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenue	$47,911	$27,605	$14,665	$20,534	$18,056
Costs and expenses:
Cost of sales	5,578	4,110	2,836	2,836	1,358
Research and development	46,584	33,624	46,103	54,272	46,900
Selling, general and administrative	58,758	32,076	29,005	29,273	14,004
Intangible amortization	6,854	1,912	840	840	140
Merger costs	—	—	—	—	1,403
Acquired in-process research and development(1)	13,951	8,093	—	—	—

Total costs and expenses	131,725	79,815	78,784	87,221	63,805

Operating loss	(83,814)	(52,210)	(64,119)	(66,687)	(45,749)
Other income/ (expenses), net	(11,820)	(1,737)	4,849	6,370	7,247

Loss before minority interest and the cumulative effect of an accounting change	(95,634)	(53,947)	(59,270)	(60,317)	(38,502)
Minority interest	7,756	—	—	—	—
Cumulative effect of an accounting change	—	—	—	—	(8,625)

Net loss	$(87,878)	$(53,947)	$(59,270)	$(60,317)	$(47,127)

Basic and diluted loss per common share(2):
Loss before the cumulative effect of an accounting change	$(2.25)	$(1.82)	$(1.99)	$(2.14)	$(1.64)
Cumulative effect of an accounting change	—	—	—	—	(0.36)

Basic and diluted loss per common share	$(2.25)	$(1.82)	$(1.99)	$(2.14)	$(2.00)

Basic and dilutive equivalent shares outstanding	39,037	29,689	29,805	28,249	23,517

BALANCE SHEET DATA:
Cash and cash equivalents, marketable securities and restricted investments(3)	$109,493	$101,943	$101,803	$154,738	$109,450
Investments — held by SNDC	32,062	—	—	—	—
Total assets(3)	237,135	221,323	121,086	181,841	135,633
Long-term debt, excluding current portion	87,393	88,885	3,720	4,137	5,130
Revenue interest obligation	44,932	42,155	—	—	—
Total stockholders’ equity	36,893	67,200	99,258	157,629	116,829

(1)	In December 2004, we recorded a charge to write-off acquired in-process research and development of $6.8 million related to the acquisition of ProQuest, the licensor of Aquavan because at the acquisition date, the development of Aquavan was not complete, had not reached technological feasibility and had no known alternative use.

In September 2004, we wrote off our total investment in ProQuest of $1.9 million as acquired in-process research and development expense, as it was determined, based on a discounted cash flow analysis, that the carrying value of our investment was impaired and that the impairment was other than temporary.

In June 2004, we recorded a charge to write-off acquired in-process research and development of $5.2 million in connection with the license agreement entered into with SNDC, because the licensed technology had not reached technological feasibility and had no known alternative future purposes.

In 2003, as part of the purchase price allocation of Aggrastat, we recorded a charge to write-off acquired in-process research and development of $8.1 million. The in-process research and development represented an estimate of the fair value of purchased in-process technology for a project that, as of the acquisition date, had not reached technological feasibility and no alternative future use.

(2)	For information concerning the calculation of loss per share, see Note 4 to Consolidated Financial Statements.

(3)	Includes restricted investments of $19.9 million, $21.7 million, $18.6 million, $16.5 million and $18.3 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively (see Note 10 to the Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      As you read this Management’s Discussion and Analysis, you may find it helpful to refer to our Consolidated Financial Statements beginning on page F-2 of this annual report. These Consolidated Financial Statements present the results of our operations for the years ended December 31, 2004 (or 2004), December 31, 2003 (or 2003) and December 31, 2002 (or 2002) as well as our financial positions at December 31, 2004 and 2003. We analyze and explain the annual changes in the specific line items set forth in our Consolidated Statements of Operations. This analysis may be important to you in making decisions about your investment in Guilford Pharmaceuticals Inc. All the figures presented are rounded.
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
      We have financed our operations since inception in July 1993 through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® Wafer (or Gliadel) and more recently AGGRASTAT® Injection (or Aggrastat), funding pursuant to collaborative and partnering agreements, a revenue interest obligation with Paul Royalty Fund, L.P. and certain of its affiliated entities (or PRF), a sale and leaseback transaction and proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.
      We currently have two marketed products: Gliadel and Aggrastat. Gliadel provides targeted, site-specific chemotherapy for the treatment of malignant glioma at the time of initial surgery, in conjunction with surgery and radiation, and for the treatment of recurrent glioblastoma multiforme in conjunction with radiation. Aggrastat is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome (or ACS), including patients who are to be managed medically and those undergoing percutaneous transluminal coronary angioplasty. We acquired the rights to Aggrastat in the United States and its territories and possessions from Merck & Co., Inc. (or Merck) in October 2003.

      Our product pipeline consists of product candidates in various stages of clinical and pre-clinical development, as described below.

AQUAVAN® Injection
      AQUAVAN® Injection (or Aquavan) is a novel sedative/hypnotic that is a water-soluble prodrug of a widely-used anesthetic, propofol. We are currently evaluating Aquavan for use as a procedural sedative during brief diagnostic and therapeutic medical procedures during which patients are lethargic, but responsive to stimulation and are able to maintain their own airways. Procedural sedation is generally used in non-invasive procedures lasting under two hours, including, for example, various endoscopy or bronchoscopy procedures, cardiac procedures, biopsies, insertions or removals of lines, tubes or catheters and other minor surgical procedures.
      In September 2004, we began a Phase III clinical trial studying Aquavan to assess its safety and overall efficacy versus midazolam HCI for sedation in patients undergoing colonoscopy procedures. Upon the dosing of the first patient in this Phase III clinical trial, a $1.0 million milestone payment was due and paid to ProQuest Pharmaceuticals, Inc. (or ProQuest), the licensor of the intellectual property rights to Aquavan. We received an additional 400,705 shares of ProQuest common stock for this milestone payment increasing our total investment in ProQuest to $1.9 million. In order to determine whether the carrying value of our investment in ProQuest was greater than its fair value, we performed a discounted cash flow analysis to assess the fair value of our investment in ProQuest as of September 30, 2004. Based on this analysis, we concluded that the carrying value of our investment was impaired and that the impairment was other than temporary. Consequently, we wrote off our $1.9 million investment as acquired in-process research and development as of September 30, 2004.
      In December 2004, we acquired the remaining shares of ProQuest that we did not own, and as a result, we obtained an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan and assigned a value of $6.8 million to that intellectual property. At the acquisition date, the development of Aquavan was not complete, had not reached technological feasibility and had no known alternative use. Consequently, there was considerable uncertainty as to the technological feasibility of the product at the date of acquisition, and accordingly, we expensed the $6.8 million as acquired in-process research and development expense.

GPI 1485
      GPI 1485, a lead clinical candidate in the neuroimmunophilin ligand (or NIL) program, is in Phase II clinical trials for the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction (or PPED). In June 2004, we licensed to Symphony Neuro Development Corporation (or SNDC), a newly formed, privately held Delaware corporation, our rights in the United States to GPI 1485 in the following four indications: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related peripheral neuropathy, and HIV-related dementia. SNDC agreed to invest up to approximately $40.0 million to advance GPI 1485 through current clinical programs in those disease states. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in pre-clinical development and are being conducted by SNDC.
      In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. In consideration for the warrants, we received an exclusive option from SNDC’s investors to purchase SNDC. This option was valued at $5.2 million, which represented the corresponding fair value of the warrants using the Black-Scholes method, and was expensed in the second quarter of 2004 as acquired in-process research and development due to the fact that the licensed technology had not reached technological feasibility and had no known alternative future uses. We may exercise this option at our sole discretion at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005, and incrementally increasing to a maximum exercise price of $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and our common stock, at our discretion, provided that our common stock may not constitute more than 50% of the option exercise price. If we exercise the option, we will regain the rights that we licensed to SNDC.
      In accordance with Financial Accounting Standards Board (or FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (or FIN 46R), SNDC Holdings LLC (or SNDCH), the parent of SNDC, is considered a variable interest entity. Under FIN 46R, we are deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDCH. Accordingly, we have consolidated the financial activity of SNDCH within our Consolidated Financial Statements.

AGGRASTAT® Injection
      In order to significantly increase the sales of Aggrastat, we believe we need to expand the label for Aggrastat to include administration of Aggrastat in a high dose at the time of percutaneous coronary intervention (or PCI). During 2004, we held pre-Phase III meetings with the FDA to discuss our plans for expanding the label in this manner through a Phase III clinical trial program. As a result of these meetings, in August 2004, we announced plans to launch two major clinical trials using Aggrastat that are designed to determine the optimal therapeutic regimen for patients at the time of PCI. We plan to conduct one trial outside of the United States as a multi-center, double-blind, placebo with GP IIb/ IIIa bailout trial evaluating the 30-day efficacy of a single high-dose bolus followed by an 18 hour infusion regimen of Aggrastat compared to placebo in high-risk patients undergoing PCI. The trial is expected to enroll approximately 2,000 patients in 100 centers starting in the third quarter of 2005. According to present plans, all patients will receive background treatment including heparin, aspirin and clopidogrel (PLAVIX®), if not contraindicated. The results of this trial are expected to provide a basis for seeking FDA approval to expand the present indication of Aggrastat to include a new high bolus dosing regimen for treatment with Aggrastat in the catheterization laboratory at the time of PCI.
      The other study, TENACITY (Tirofiban Evaluation of Novel Dosing vs. Abciximab with Clopidogrel and Inhibition of Thrombin Study) is a multi-center, double-blind, randomized comparison of Aggrastat and Abciximab (ReoPro®) that is expected to enroll at least 8,000 patients in up to 200 centers across the United States. The Cleveland Clinic Cardiovascular Coordinating Center and Duke Clinical Research Institute are coordinating the trial. The primary end point is to determine whether the 30-day efficacy of a single high-dose bolus regimen of Aggrastat is non-inferior to Abciximab in patients undergoing PCI.

Additional Product Candidates
      Registration of DOPASCAN® Injection (or Dopascan), an imaging agent used to diagnose and monitor the progression of Parkinson’s disease, is being pursued in Japan by Daiichi Radioisotope Laboratories, Ltd. Our pre-clinical research programs include the development of NAALADase inhibitor compounds for peripheral neuropathy, prostate cancer, drug addiction and traumatic brain and spinal cord injury and the development of PARP inhibitor compounds for cancer chemosensitization and radiosensitization.

RESULTS OF OPERATIONS
Revenue
      During 2004, 2003 and 2002, we recognized revenue of $47.9 million, $27.6 million and $14.7 million, respectively. Revenue consisted of the following:

	2004		2003		2002

		%(1)		%(1)		%(1)

($ in millions)
Gross Gliadel product revenue	$30.4		$21.4		$16.2
Product returns	(1.9)	6%	(1.5)	7%	(1.3)	8%
Early payment discounts	(0.7)	2%	(0.5)	2%	(0.4)	2%
Other(2)	(0.1)	0%	(0.2)	1%	—

Net Gliadel product revenue	$27.7		$19.2		$14.5

Gross Aggrastat product revenue	$14.4		$3.0		$—
Chargebacks(3)	(1.4)	10%	(0.3)	10%	—
Product returns	(0.2)	1%	(0.1)	5%	—
Early payment discounts	(0.3)	2%	(0.1)	2%	—

Net Aggrastat product revenue	$12.5		$2.5		$—

Net product revenue	$40.2		$21.7		$14.5
Revenue from license fees, milestones and other	7.7		5.9		0.2

Total revenue	$47.9		$27.6		$14.7

(1)	% is calculated as a % to respective gross product revenue.

(2)	Other reserves for Gliadel consist of Federal and Medicare discounts.

(3)	Chargebacks for Aggrastat consist of Federal discounts and contracted discounts under certain agreements.

Net Product Revenue
      The 2004 increase in net product revenue of $18.5 million is primarily due to an increase in Aggrastat net product revenue of $10.0 million as a result of October 2003 acquisition of Aggrastat, resulting in a full year of sales activity for 2004 compared to two months of sales activity for 2003. All of our sales of Aggrastat were made directly to wholesalers. The remainder of the increase results from an increase of $8.5 million in Gliadel net product revenue. We believe that the 2004 increase in Gliadel revenue over 2003 is attributable to:

•	the FDA and the EU approving expanded labeling for the product in 2003 and 2004, respectively, to permit the use of the product at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation;

•	a list price increase of 7%;

•	an increased sales force;

•	a targeted marketing program;

•	the use in a clinical trial; and

•	a greater international presence.

      In 2004, 2003 and 2002, we sold Gliadel:

•	directly to a specialty distributor;

•	directly to hospitals;

•	by drop shipment to hospitals pursuant to purchase orders from wholesalers;

•	to distributors located outside the United States for resale in non-United States markets; and

•	directly to a corporation for use in clinical trials for 2004 and 2003.
     Revenue — Gliadel net product revenue

	2004	2003	2002
($ in millions)
Specialty distributor revenue	$20.6	$14.5	$10.1
Direct hospital revenue	3.7	3.3	3.3
International revenue	2.3	1.1	0.4
Gliadel Advantage Program	—	—	0.7
Other	1.1	0.3	—

Total Gliadel net product revenue	$27.7	$19.2	$14.5

Revenue within United States	$25.4	$18.1	$14.1
% of total Gliadel net product revenue within United States	92%	94%	97%
% of total Gliadel net product revenue outside of United States*	8%	6%	3%

*	Including revenue from Europe and Canada, either through distributors or directly to hospitals.

Specialty Distributor Revenue
      During 2004, 2003 and 2002, our specialty distributor, Cardinal Health Specialty Pharmaceuticals Distribution (or SPD), a division of Cardinal Health Inc. (or Cardinal), sold 1,776, 1,426 and 1,015 units, respectively, to hospitals and wholesalers. Total units we sold to SPD were 1,792, 1,405 and 985 units in 2004, 2003 and 2002, respectively. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. Additionally, when we make sales to SPD, it is responsible for shipping the product that it purchased to hospital pharmacies, thereby reducing our overall distribution costs. Without this distributor, we would incur separate shipping costs from our logistical distributor for each shipment of the product to hospital pharmacies. SPD receives a discount on its purchases of Gliadel based on the amount of capital it has committed to the product as of the date of its purchases, and an additional discount for early payment. We have the ability to accept or reject purchase orders from SPD at our sole discretion. We reviewed the estimated Gliadel inventory in the distribution channel at December 31, 2004, and determined that there were units of Gliadel in the distribution channel in excess of current prescription demand for the quarter ended December 31, 2004. Accordingly, we have deferred recognizing $0.4 million (33 units) of Gliadel revenue in the fourth quarter of 2004 and will recognize it in the first quarter of 2005.
      During the first six months of 2002, we engaged in an enhanced marketing initiative with SPD that ended in June 2002. Of the treatments sold to SPD during the six-month period ended June 30, 2002, 94% (650 units) were sold in connection with this marketing initiative. This marketing initiative included mailing information about Gliadel to prospective customers, telemarketing activity and working with our sales representatives to set up customer accounts. This marketing initiative cost us $0.2 million. We did not operate similar marketing initiatives in 2004 or 2003.

Direct Hospital Revenue
      During 2004, 2003 and 2002, Gliadel domestic net product revenue of $3.7 million, $3.3 million and $3.3 million, respectively, resulted from sales made directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. Substantially all of these sales to hospitals and wholesalers included our normal payment terms including discounts for early payment.

International Revenue
      For 2004, 2003 and 2002, Gliadel international net product revenue was $2.3 million, $1.1 million and $0.4 million, respectively. International revenue increased year over year due to active promotion in Europe by our distributors under the recurrent surgery approval for Gliadel in Spain, Portugal and the United Kingdom. In May 2004, we granted exclusive rights to one of our distributors to market, sell and distribute Gliadel in Germany, France, Benelux, Austria and Switzerland. We received $0.5 million upon signing the agreement. Upon obtaining approval in September 2004 for Gliadel’s use in first surgery in France and Germany, we received a $0.8 million milestone payment from that distributor. Because the agreement with that distributor contains an element of continuing involvement on our part, the $1.3 million in total upfront and milestone payments have been deferred and are being recognized as revenue ratably over the involvement period, which is approximately ten years. We may receive additional milestone payments totaling up to $1.2 million under this agreement with our distributor. Gliadel is currently approved for use in over 21 countries outside of the United States and Canada to treat recurrent glioblastoma multiforme.

Gliadel Advantage Program
      During 2002, we sold treatments of Gliadel pursuant to our Gliadel Advantage Program, which was designed to increase neurosurgeons’ awareness of Gliadel and to ensure its availability when the neurosurgeon required it. During 2002, we recognized domestic net product revenue of $0.7 million under this program. We have not offered this program subsequent to 2002.

Other
      The remaining $1.1 million and $0.3 million of Gliadel domestic net product revenue for 2004 and 2003, respectively, was sold to a corporation for use in a clinical trial. There was no such revenue during 2002.

Revenue — Aggrastat net product revenue
      All of our Aggrastat net product revenue of $12.5 million and $2.5 million for 2004 and 2003, respectively, occurred in the United States and its territories, and were made directly to wholesalers. Three main wholesalers together accounted for $11.5 million and $2.3 million in Aggrastat revenue for 2004 and 2003, respectively. We reviewed the estimated Aggrastat inventory at our wholesalers at December 31, 2004, and determined that there were units of Aggrastat at the wholesalers in excess of current prescription demand for the quarter ended December 31, 2004. Accordingly, we have deferred recognizing $0.3 million of Aggrastat revenue in the fourth quarter of 2004 and will recognize it in the first quarter of 2005. Since the acquisition of Aggrastat in the fourth quarter of 2003, we have increased the size of our sales force and completed training programs for the entire sales and marketing team. These re-launch efforts focus on increasing demand for the product in the ACS market.

Revenue from license fees, milestones and other
      In September 2004, we entered into licensing agreements with the Massachusetts Institute of Technology (or MIT), the Johns Hopkins University (or JHU) and Angiodevice International GmbH (or Angiotech) that terminated an existing license agreement we had with MIT and JHU, thereby allowing Angiotech to obtain an exclusive license to certain rights in patents we had previously licensed from MIT and JHU. We received a $6.6 million payment from Angiotech upon the signing of the agreement as consideration for our termination of the existing agreement. We will not have continuing involvement related to the rights licensed by Angiotech; therefore, the payment was recognized as revenue in 2004. In conjunction with this transaction, we entered into a new exclusive licensing agreement with MIT and JHU, and a patent consideration agreement allowing us to receive royalties from MIT on certain royalty payments received by MIT from Angiotech related to the patents licensed.

      In May 2003, we entered into an exclusive license agreement with Pfizer, Inc. (or Pfizer) for a novel class of potential drugs called NAALADase inhibitors. Under the terms of the agreement, we gave Pfizer the exclusive rights to develop our NAALADase inhibitors worldwide, and it conducted and paid for all costs associated with research, development, manufacturing, and commercialization of any products that may result from the agreement. As part of the agreement, we were eligible to receive royalties on future product sales and milestone payments related to the successful development and commercialization of any products that may result from the agreement. Upon signing the agreement, we received a $5.0 million payment from Pfizer. Under the terms of the agreement, we did not have continuing involvement relating to the contract as defined by SEC Staff Accounting Bulletin 104. As a result, the payment was recognized as revenue in 2003. Pfizer elected to terminate the agreement in March 2004. During 2003, we also recorded a $0.6 million milestone payment from Daiichi Radioisotope Laboratories, Ltd. related to the filing of an application for regulatory approval to market Dopascan in Japan.
Cost of Sales and Gross Margin

	2004	2003	2002
($ in millions)
Cost of sales:
Gliadel *	$4.1	$3.9	$2.8
Aggrastat	1.5	0.2	—

Total cost of sales	$5.6	$4.1	$2.8

Cost of sales as % to net product revenue:
Gliadel *	15%	21%	20%
Aggrastat	12%	6%	—

Total cost of sales as % to net product revenue	14%	19%	20%

Total gross margin as % to net product revenue	86%	81%	80%

*	Gliadel cost of sales includes the cost of materials, labor, overhead and royalties paid to MIT pursuant to a license agreement.
      The cost to manufacture Gliadel can vary materially with production volume. To the extent that production levels increase or decrease in the future, we anticipate that the unit cost to manufacture Gliadel may decrease or increase, respectively. As a result, we would expect the cost of sales of Gliadel, and accordingly, gross profit percentage, to fluctuate from year to year.
      Cost of sales for 2004 was negatively affected by an increase in inventory reserve of $1.3 million to reflect total Gliadel and Aggrastat inventories at net realizable value. This decrease in net realizable value is substantially due to $0.6 million of Gliadel inventory that is expiring or did not meet the product specifications through regular quality testing and $0.7 million in excess Aggrastat inventory resulting from a change in forecasted demand for Aggrastat. If future demand does not increase, we may need to reserve additional amounts for Aggrastat inventory that we are required to purchase from Baxter Healthcare Corporation (or Baxter), under the supply arrangement described below.
      We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient of Aggrastat until December 31, 2014. In the second quarter of 2004, we also entered into a manufacturing and supply agreement with Baxter to supply us with finished product of Aggrastat in 250 ml and 100 ml bags, through July 2009. This agreement with Baxter replaced an agreement with Merck whereby Merck had agreed to supply us with finished product in bags through December 2007. We are also currently negotiating with potential suppliers to provide 50 ml vials of Aggrastat for 2005 and future years.
      Cost of sales for 2003 was negatively affected by the write-off of $0.4 million of Gliadel inventory, which we determined did not meet product specifications through regular quality control testing. Additionally, we established an additional reserve for spoiled or damaged Gliadel inventory of $0.2 million based upon our historical experience. There were no such activities related to Aggrastat inventory in 2003.

Research and Development Expenses
      In 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999, through December 31, 2004, we incurred, in the aggregate, costs of $139.8 million for our pharmaceutical technologies platform, $35.0 million for our biopolymer technologies platform, and $94.5 million of indirect expenses. From our inception in July 1993 through December 1998, we recorded $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies. Our research and development projects are currently focused on pharmaceutical technologies. For our biopolymer technologies, we plan to pursue potential corporate partnerships or other strategic alternatives in order to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in each of these areas and the stage to which each has been developed:

Development
	Stage	Status

Pharmaceutical technologies:
Aggrastat for PCI indication	Phase III	Active
Aquavan	Phase III	Active
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
Propofol prodrug (non-IV)	Phase I	Active
NAALADase inhibitors	Phase I	Active
PARP inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other research projects	Research	Active
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/ II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/ II	Inactive
Lidocaine-PE (formerly LIDOMERtm Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive
      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third-party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. Because of the uncertainties involved in progressing through pre-clinical and clinical testing, the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the future expenses and timing necessary to complete our research and development projects, as well as estimating the period in which material net cash inflows from significant projects are expected to commence.

      Our research and development expenses were $46.6 million, $33.6 million and $46.1 million for 2004, 2003 and 2002, respectively. These expenses were incurred among our research and development platforms and projects in the following manner:

	Year Ended December 31

	2004	2003	2002
($ in millions)
Pharmaceutical technologies:
Aquavan	$10.1	$6.1	$8.3
GPI 1485 (neuroimmunophilin ligand)	8.4	7.8	4.0
Aggrastat for PCI indication	6.9	0.2	—
NAALADase inhibitors	1.8	2.8	4.0
Propofol prodrug	1.4	—	—
Other neuroimmunophilin ligands	1.2	2.2	2.2
PARP inhibitors	1.1	0.5	1.6
Other research projects	4.0	2.2	0.7

Total pharmaceutical technologies	34.9	21.8	20.8

Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	—	0.1	0.3
PACLIMER® Microspheres (Lung Cancer)	—	—	0.1
Lidocaine-PE (formerly LIDOMERtm Microspheres)	—	—	0.4
Other biopolymer projects	0.9	1.3	4.2

Total biopolymer technologies	0.9	1.4	5.0

Indirect expenses	10.8	10.4	20.3

Total research and development expenses	$46.6	$33.6	$46.1

Pharmaceutical Technologies
      Our 2004 pharmaceutical technologies’ research and development expenses increased by $13.1 million to $34.9 million, compared to 2003, primarily due to increased spending of:

•	$6.7 million for Aggrastat, acquired in late 2003, for the preparation and initiation of the Phase III clinical trials of Aggrastat for use in PCI;

•	$4.0 million on Aquavan primarily as a result of costs incurred for the analysis of the two Phase II clinical trials results that were completed in the fourth quarter of 2003, and for costs associated with the planning for and the initiation of the Phase III clinical trial which we began in the third quarter of 2004;

•	$0.6 million for the GPI 1485 program primarily due to increased investigator fees as we continue the Phase II clinical trial for Parkinson’s disease; and

•	$0.6 million for the PARP inhibitor program, which was inactive in 2003, and has been redirected in 2004 toward lead compound identification for possible cancer indications.
      Our 2003 pharmaceutical technologies’ research and development expenses increased by $1.0 million to $21.8 million, compared to 2002, primarily due to:

•	increased expenditures of $3.8 million in connection with further clinical development of GPI 1485;

•	partially offset by reduced expenditures of $2.2 million in our Aquavan project because in 2002 we incurred preparation and initiation costs related to the Phase II colonoscopy clinical trial in progress during 2003, and $0.8 million milestone payment to ProQuest in 2002.

Biopolymer Technologies
      Our 2004 biopolymer technologies’ research and development expenses decreased by $0.5 million to $0.9 million, compared to 2003. Currently, we do not plan on conducting additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transactions to further develop these technologies. To that end, in September 2004, we entered into licensing agreements with MIT, JHU and Angiotech, which terminated one existing license agreement we had with MIT and JHU, thereby allowing Angiotech to obtain an exclusive license to certain rights in two patents we had previously licensed from the MIT and JHU. We paid MIT $0.7 million in connection with these licensing agreements, which is included in the indirect expenses below. Concurrently with the execution of our agreement with Angiotech, we also entered into an exclusive license agreement with each of MIT and JHU granting us certain rights to develop PACLIMER® Microspheres (polilactofate/paclitaxel) for certain indications in oncology and women’s health under the two patents licensed to Angiotech.
      Our 2003 biopolymer technologies’ research and development expenses decreased by $3.6 million to $1.4 million, compared to 2002, due to a decision made, as part of the corporate restructuring in the third quarter of 2002, to focus our research and development activities on our pharmaceutical technologies.

Indirect Expenses
      Our 2004 indirect research and development expenses increased by $0.4 million to $10.8 million, compared to 2003, primarily due to a royalty expense of $0.7 million paid to MIT in connection with the licensing agreement entered into with MIT, JHU and Angiotech in September 2004.
      Our 2003 indirect research and development expenses decreased by $9.9 million to $10.4 million, compared to 2002, primarily as a result of the full year impact of the restructuring efforts taken in the third quarter of 2002. Of this decrease, $4.3 million related to the reduction in employee costs, $4.1 million in facility and equipment expenses, and the remainder related to certain non-core project and other indirect costs.
Selling, General and Administrative Expenses

	2004	2003	2002
($ in millions)
Selling, general and administrative expenses:
Marketing, selling and distribution expenses	$33.0	$14.3	$13.8
General and administrative expenses	25.8	17.8	15.2

Total selling, general and administrative expenses	$58.8	$32.1	$29.0

      In 2004, the costs incurred to market, sell and distribute Gliadel and Aggrastat increased by $18.7 million to $33.0 million, compared to 2003. This increase resulted primarily from:

•	an increase of $11.7 million in expenses related to an increased sales force focused on selling two products, the training of the sales team and the marketing efforts to launch Aggrastat;

•	an increase of $4.0 million in medical education expenses as a result of the several conferences held during 2004 to educate the members of the medical community as to the benefits of the use of Gliadel and Aggrastat; and

•	increased external costs of $1.2 million primarily related to Aggrastat commercial operations.
      In 2003, the costs incurred to market, sell and distribute Gliadel and Aggrastat increased by $0.5 million to $14.3 million, compared to 2002. This increase resulted primarily from the commencement of selling and marketing activities related to the Aggrastat product line.
      In 2002, the cost of $13.8 million to market, sell and distribute Gliadel included $3.4 million for sales representative services for Gliadel product provided by Cardinal Health Sales and Marketing Services (or

CHSMS), under the agreement we entered into with CHSMS in October 2000. Pursuant to the terms of the agreement, in October 2002 the sales representatives became our employees, and we paid CHSMS $0.2 million in transition fees.
      Expenses associated with our general and administrative functions were $25.8 million, $17.8 million and $15.2 million for 2004, 2003 and 2002, respectively. The 2004 increase of $8.0 million resulted primarily from:

•	an increase of $2.5 million related to a separation agreement with our former chief executive officer;

•	an increase in legal and professional services expenses of $2.2 million related to SEC filings and supporting activity, an implementation of expanded evaluation procedures for assessing internal controls and procedures for financial reporting mandated by the Sarbanes-Oxley Act of 2002;

•	an increase in recruiting related expenses of $1.1 million to expand the sales force and the development teams in preparation for the Phase III clinical trials of Aggrastat and Aquavan and the recruitment of our new chief executive officer; and

•	an increase in patent-related costs of $0.8 million.
      The 2003 increase of $2.6 million resulted from increased employee costs of $2.0 million and additional costs incurred related to recruiting and relocation efforts to expand the sales force and the research and development teams in preparation for a Phase III clinical trial of Aggrastat as a result of the acquisition of the Aggrastat product line.
      Our general and administrative functions include the areas of executive management, finance and administration, investor and public relations, corporate development, human resources, legal, intellectual property and compliance. We include the costs to prepare, file and prosecute domestic and international patent applications and for other activities to establish and preserve our intellectual property rights in our general and administrative expenses. For each function, we may incur direct expenses such as salaries, supplies and third-party consulting and other external costs. A portion of indirect costs such as facilities, utilities and other administrative overhead are also allocated to selling, general and administrative expenses.
Intangible Amortization
      Intangible amortization was $6.9 million, $1.9 million, and $0.8 million for 2004, 2003 and 2002, respectively. Intangible amortization increased from 2002 to 2003 and from 2003 to 2004 as a result of the Aggrastat product rights acquisition in the fourth quarter of 2003. 2004 includes a full year amortization of $6.0 million related to the Aggrastat product rights. Intangible amortization for each of 2004, 2003 and 2002 included $0.8 million related to the reacquisition of Gliadel rights in 2000.
Acquired In-Process Research and Development
      In December 2004, we acquired the remaining shares of ProQuest that we did not own for $6.9 million by issuing 1,328,517 shares of our common stock. With this transaction, we obtained an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan, and received cash, net of liabilities assumed, of less than $0.1 million. As a result, a value of $6.8 million was assigned to the only identifiable intangible asset, the intellectual property rights to Aquavan, which was expensed as acquired in-process research and development expense at the date of acquisition, because the development of Aquavan was not complete, had not reached technological feasibility and had no known alternative use, and consequently, there was considerable uncertainty as to the technological feasibility of the product at the date of acquisition.
      In September 2004, we began a Phase III clinical trial studying Aquavan to assess its safety and overall efficacy versus midazolam HCI for sedation in patients undergoing colonoscopy procedures. Upon the dosing of the first patient in this Phase III clinical trial, a $1.0 million milestone payment was due and paid to ProQuest, the licensor of the intellectual property rights to Aquavan. We received an additional 400,705 shares of ProQuest common stock for this milestone payment increasing our total investment in ProQuest to $1.9 million. In order to determine whether the carrying value of our investment in ProQuest was greater than its fair value, we performed a discounted cash flow analysis to assess the fair value of our investment in ProQuest as of September 30, 2004. Based on this analysis, we concluded that the carrying value of our investment was impaired and that the impairment was other than temporary. Consequently, we wrote off our $1.9 million investment as acquired in-process research and development as of September 30, 2004.
      In connection with the license agreement entered into with SNDC in June 2004, we received an exclusive option from the SNDC investors to purchase SNDC. This option was valued at $5.2 million, which represented the corresponding value of the warrants using the Black-Scholes method, and was expensed as acquired in-process research and development because the licensed technology had not reached technological feasibility and had no known alternative future uses.
      As part of the acquisition of Aggrastat in October 2003, we engaged a third-party to appraise the value of the intangible assets acquired. Based upon this appraisal, we allocated $8.1 million of the purchase price of the Aggrastat product rights to acquired in-process research and development. This allocation represented the estimated fair value based on risk-adjusted cash flows pertaining to the incomplete research and development of Aggrastat for use in PCI. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the acquisition.
Other Income and Expenses
      Other income and expenses consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $2.2 million, $3.0 million and $5.4 million in 2004, 2003 and 2002, respectively. The decreases in investment income in 2004 and 2003 result from both overall lower interest rates and lower average investment balances maintained compared to 2003 and 2002, respectively.
      We incurred revenue interest expense of $8.8 million and $1.6 million related to the PRF revenue interest obligation in 2004 and 2003, respectively. Revenue interest expense was calculated using the effective interest method, utilizing an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments.
      We incurred interest expense of $5.3 million, $3.2 million and $0.5 million in 2004, 2003 and 2002, respectively. The increase in interest expense of $2.1 million in 2004, as compared to 2003, and the increase of $2.7 million in 2003, compared to 2002, are primarily due to:

•	the issuance of $69.4 million of 5% convertible notes and the proceeds from an $18.8 million term loan arrangement with Wachovia Bank, National Association (or Wachovia), both of which occurred in the second quarter of 2003; and

•	the amortization of the deferred financing costs of the foregoing transactions.
      Also included in interest expense for 2004, 2003 and 2002 are the interest expense related to:

•	loans from a commercial bank for the purchase of our research and development facility and the purchase of certain furniture and equipment;

•	capital leases entered into for the purchases of various equipment; and

•	a note payable to a commercial bank primarily used to repay a $2.4 million account payable to CHSMS.

Liquidity and Capital Resources
Overview
      Our primary cash requirements are to:

•	fund our research and development programs;

•	support our sales and marketing efforts;

•	obtain regulatory approvals;

•	prosecute, defend and enforce any patent claims and other intellectual property rights;

•	fund general corporate overhead; and

•	support our debt service requirements and contractual obligations.
      Our cash requirements could change materially as a result of changes in our business and strategy. These changes could come about through our new senior management team’s evaluation of our business strategy, the level of success of our marketed products, our competitive position in the marketplace, the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.
      We have financed our operations since inception primarily through:

•	the issuances of equity securities and convertible subordinated notes;

•	revenue from Gliadel and more recently of Aggrastat;

•	funding pursuant to collaborative agreements;

•	a revenue interest obligation with PRF;

•	a sale and leaseback transaction; and

•	proceeds from loans or other borrowings.
      In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
      Our cash, cash equivalents, marketable securities and restricted investments were $109.5 million and $101.9 million at December 31, 2004 and 2003, respectively. Of these amounts, $19.9 million and $21.7 million were restricted as of December 31, 2004 and 2003, respectively, as collateral for certain of our loans and other financial lease obligations. The $7.6 million increase in cash, cash equivalents, marketable securities and restricted investments from December 31, 2004 to December 31, 2003 resulted primarily from the equity offering completed in July 2004 and the sale and leaseback transaction in December 2004, offset by our overall operating activities. Additionally, we had investments held by SNDC of $32.1 million at December 31, 2004. There were no such investments at December 31, 2003.
Sources and Uses of Cash

Operating Activities
      Cash used in operating activities was $58.7 million and $35.2 million in 2004 and 2003, respectively. Net changes in assets and liabilities provided net cash of $5.7 million in 2004, mainly due to an increase in accounts payable and other liabilities, partially offset by an increase in accounts receivable, prepaid expenses and other current assets and other assets. The increase in accounts payable and other liabilities relates to the timing and level of our research and development activity and professional services supporting our transactional activity.

      The change in accounts receivable results from the timing of sales and the subsequent cash receipts thereof. Specifically, 74% and 76% of Gliadel product revenue in 2004 and 2003, respectively, was made to a specialty distributor. Depending on the timing of the sales to the specialty distributor and the associated subsequent payment, which is traditionally within 31 days, our accounts receivable will increase or decrease for comparative reporting periods. At December 31, 2004 and 2003, we had $2.5 million and $1.8 million, respectively, in accounts receivable relating to the specialty distributor, primarily related to sales made in December of each year. Additionally, with the acquisition of Aggrastat in October 2003, during the transition phase, Merck billed and collected on net revenue on our behalf. Our receivable balance fluctuated depending on the timing of Merck’s payment to us for our receivables. At December 31, 2003, we had an accounts receivable balance of $1.4 million relating to Aggrastat.
      Prepaid expenses, which fluctuate from period to period depending on the timing and level of preparation and initiation of clinical trials, increased by $3.3 million. We are often required to prepay contract research organizations for services prior to the initiation of work performed. Fluctuations in operating items vary from period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.
      Additionally, our non-current other assets as of December 31, 2004 includes $1.3 million for the security deposit related to December 2004 sale and leaseback for our corporate and research and development facilities.

Investing and Financing Activities
      In December 2004, we sold our corporate and research and development facilities for $20.8 million, net of expenses, and concurrently leased the properties back for an initial term of 15 years. The lease is renewable at our option for two additional terms of ten years each. A gain of $1.5 million from the sale is being deferred and is being amortized as a reduction of rent expense over the initial term of 15 years. We had acquired the research and development facility in May 2003, and had entered into a five-year $18.8 million term loan agreement with Wachovia in order to finance the acquisition.
      In December 2004, we acquired the remaining shares of ProQuest that we did not own for $6.9 million by issuing approximately 1,328,517 shares of our common stock. With this transaction, we obtained an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan and received cash, net of liabilities assumed, of less than $0.1 million.
      In July 2004, we completed a public offering of our common stock and raised $43.7 million, net of offering costs, through issuance of 10,340,000 shares. Proceeds from the equity issuance will be used to fund clinical trials for Aquavan and Aggrastat, to further development of our pre-clinical product candidates and working capital, capital expenditures and for general corporate purposes.
      In June 2004, we licensed to SNDC our rights in the United States to GPI 1485. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in the following four states: Parkinson’s disease, traumatic nerve injury, including PPED, HIV-related peripheral neuropathy, and HIV-related dementia. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in pre-clinical development.
      In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. In consideration for the warrants, we received an exclusive option to purchase SNDC. This option was valued at $5.2 million, which represented the corresponding fair value of the warrants using the Black-Scholes method, and was expensed in 2004 as acquired in-process research and development due to the fact that the licensed technology had not yet reached technological feasibility and had no known alternative future uses. We may exercise this option at our sole discretion at any time beginning April 1, 2005 and ending March 31, 2007, at an exercise price starting at $75.1 million in April 2005 and incrementally increasing to a maximum exercise price of $119.8 million in March 2007. The option exercise price may be paid for in cash or in a combination of cash and our common stock, at our discretion, provided that the our common stock may not constitute more than 50% of the option exercise price.
      RRD International, LLC (or RRD), a company providing clinical trials strategy, design and management expertise, manages SNDC and sub-contracts the ongoing development work to us and to other vendors. Under our agreement with RRD to provide certain clinical development services to SNDC, we perform development services related to manufacturing, process development, toxicology, patent prosecution and maintenance, and regulatory matters. Through December 31, 2004, we have been reimbursed $1.9 million for the clinical development services provided to RRD.
      In connection with this transaction, we sold $2.8 million of clinical trial supply, at cost, to SNDC during the second quarter of 2004. We had previously expensed this clinical trial supply in 2003. Accordingly, the sale of the clinical trial supply resulted in a gain of $2.8 million. The recognition of this gain is being deferred until the earlier of either the exercise or the expiration of the purchase option (the “Deferral Period”). As mentioned above, we provide SNDC with the clinical development services, which are at market rates, and the excess of the market rate over the cost of certain clinical development services also results in a gain. This gain is also being deferred until the Deferral Period. Deferred gain totaling $4.1 million is included in other liabilities on the December 31, 2004 Consolidated Balance Sheet. No such deferred gain existed as of December 31, 2003.
      In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDCH, the parent of SNDC, is considered a variable interest entity. Under FIN 46R, we have been deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDCH. Accordingly, the financial results of SNDCH have been consolidated with our 2004 financial statements.
      During 2004, we reduced our total long-term debt, including current portion, but excluding the revenue interest obligation, by $2.0 million to $90.3 million at December 31, 2004, compared to $92.3 million at December 31, 2003. During 2004, we entered into new capital lease obligations of $1.7 million and made principal repayments of $3.7 million. Our revenue interest obligation was $44.9 million at December 31, 2004 compared to $42.2 million at December 31, 2003.
      During 2004, we used 115,013, 65,962 and 7,572 shares of treasury stock to meet our commitment under our ESP plan, for our 401(k) plan match and as compensation to a consultant, respectively. We may continue to use our treasury stock in the future for the same or similar needs, which will cause dilution to our shareholders.
      In December 2003, we completed a private placement of 4,807,326 shares of our common stock at a price of $5.67 per share and received net proceeds of $25.8 million. In conjunction with this transaction, the investors received seven-year warrants to purchase 961,465 shares of our common stock at an exercise price of $7.55 per share. The proceeds of the financing are being used primarily to fund clinical trials for Aquavan and Aggrastat.
      On October 28, 2003, we acquired from Merck the rights to Aggrastat in the United States and its territories for a purchase price of $84.0 million. In order to finance the acquisition, we paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to Revenue Agreement. Below are summary of the terms:

•	PRF is entitled to receive:

•	from October 28, 2003 through December 31, 2006 — 10% of our combined net revenue from Gliadel and Aggrastat up to $75.0 million and 2.5% of those annual net revenues in excess of $75.0 million;

•	from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF) — 17.5% of our combined net revenue from Gliadel and Aggrastat up to $75.0 million and 3.5% of those annual net revenues in excess of $75.0 million;

•	the revenue interest percentages can increase if we fail to meet contractually specified levels of annual net revenue from products for which PRF is entitled to receive its revenue interest; and

•	minimum payments, payable quarterly totaling $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million per year from 2007 through 2009, and $12.5 million per year from 2010 through 2012. We paid $5.8 million and $0.1 million to PRF, related to the minimum payments requirement, during 2004 and 2003, respectively.

•	During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenue from products that we may acquire in the future or of our product candidates Aquavan and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively.

•	PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

•	PRF received a security interest in the assets related to Gliadel and Aggrastat. As a result of this security interest, we may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

•	PRF may be entitled to require us to repurchase its revenue interest under the following circumstances:

•	if we fail to maintain an escrow account funded with eight quarters of minimum payments to PRF in the aggregate of $13.8 million and $11.3 million as of December 31, 2004 and 2003, respectively, or fail to maintain at least $20.0 million of net working capital;

•	if we fail to make our minimum payments to PRF;

•	if we sell Gliadel and Aggrastat (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products);

•	upon the occurrence of a bankruptcy or similar event; or

•	upon certain conditions related to a change of control of us.

The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million.
      In June 2003, we issued $60.0 million of convertible subordinated notes (or Notes) due July 1, 2008. In July 2003, the initial purchasers of the Notes exercised an option to purchase an additional $9.4 million of the Notes under the same terms and conditions of the initial issuance. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 each year, commencing on January  1, 2004. The Notes are convertible, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $6.24 per share. We have the option to redeem the Notes on or after July 6, 2006 but prior to July 6, 2007 at 102.00% of the principal amount. If we elect to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount.
      In May 2003, we entered into a five-year $18.8 million term loan agreement with Wachovia, the proceeds of which were used to acquire our research and development facility. As part of the agreement, we had entered into an interest rate swap agreement and effectively fixed interest expense on this indebtedness at 5.36%. The agreement required monthly principal payments, of approximately $0.9 million per year, and a lump sum principal payment of approximately $15.0 million due in May 2008. Under the terms of the loan, we were required to maintain a restricted cash collateral account in the amount of the remaining unpaid principal of the loan. Subsequent to December 31, 2004, we paid off the remaining $17.3 million principal balance outstanding on the term loan, and as a result, the related cash collateral account balance has been released and the swap agreement as of December 31, 2004 has been paid and terminated.
      We fund capital expenditures through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment requirements by obtaining leases. We funded capital expenditures of $1.7 million, $19.9 million and $3.2 million for 2004, 2003 and 2002, respectively. All of the 2004 capital expenditures were funded pursuant to capital lease arrangements. Of the 2003 capital expenditures, $18.8 million was purchased with cash and the remaining $1.1 million was funded pursuant to capital lease arrangements.
      We have an agreement with SPD to whom we sell Gliadel that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of Gliadel that SPD may have in its inventory. As of December 31, 2004, we believe that SPD had $2.4 million of Gliadel in its inventory.
Future Cash Needs
      Historically, we have financed our operations primarily through the issuance of equity securities and convertible subordinated notes, revenues from the sale of Gliadel and more recently of Aggrastat, funding pursuant to collaborative agreements, a revenue interest obligation with PRF and proceeds from loans and other borrowings.
      In 2004, we completed the sale and leaseback transaction on our corporate and research and development facilities, issued 1,328,517 shares of our common stock to finance the acquisition of ProQuest, completed a public offering of 10.3 million shares of our common stock, and issued warrants to purchase 1.5 million shares of our common stock to acquire an exclusive option to purchase SNDC.
      In 2003, we issued convertible debt securities and financed the acquisition of Aggrastat through a revenue interest financing arrangement.
      Our future capital requirements and liquidity will depend on many factors, including but not limited to:

•	the revenue from Gliadel and Aggrastat;

•	the substantial future expenditures we expect to make to increase revenue from Aggrastat;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approval;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of the long-term convertible notes;

•	the costs of servicing debt;

•	the costs of product in-licensing; and

•	any future change in our business strategy.

      We do not know and cannot reasonably estimate when we may incur significant future expenses or the period in which material net cash flows from significant projects are expected to commence because of, among other factors, the risks and uncertainties involved in:

•	the amount of our revenue from Gliadel and Aggrastat;

•	the costs and outcomes of pre-clinical testing and clinical trials and the time when those outcomes will be determined;

•	obtaining future corporate partnerships;

•	the time and expense of obtaining regulatory approval;

•	the competing products potentially coming to market; and

•	obtaining protection and freedom to operate for our patented technologies.
      The estimated costs to complete the current series of Aggrastat and Aquavan trials are appropriately $55-$65 million and $25-$30 million, respectively.
      We believe that our existing resources will be sufficient to service our existing debt obligations and meet our planned capital expenditure and working capital requirements for the next 12 months. Regardless, we expect to raise additional capital in the future in order to achieve our future business objectives, which include clinical and pre-clinical development activities for our product candidates, such as:

•	Aggrastat;

•	Aquavan;

•	NAALADase inhibitors;

•	PARP inhibitors; and

•	other research projects.
      The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, divestures, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.
      If adequate funds are not available, we may be required to:

•	significantly delay, curtail or eliminate one or more of our research, development and clinical programs;

•	reduce the scope of our efforts to market and sell Gliadel and/or Aggrastat;

•	reduce our workforce;

•	reduce the scope of our intellectual property protection;

•	enter into corporate partnerships or co-promotions to market and sell Gliadel and/or Aggrastat;

•	divest Gliadel and/or Aggrastat; or

•	enter into arrangements with collaborative partners or others that may require us to relinquish certain rights to our technologies, product candidates or future products, including licensing or transferring rights to our research or development programs to third parties.
      If we are required to do one or more of the foregoing due to insufficient funds, then it may have the effect of delaying or restricting our ability to generate additional revenues from any of our products or product candidates. We may also have to outsource one or more of our programs in order to continue its development, resulting in increased costs.

Off-Balance Sheet Arrangements
      The only off-balance sheet arrangements we have entered into are our facility and equipment operating lease agreements. Our obligations under these agreements are presented in this section under “Contractual Obligations.”
Contractual Obligations
      The following are contractual commitments at December 31, 2004 associated with debt obligations, lease obligations and our research and development projects:

Contractual Obligations(1)	Payments due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
($ in thousands)
Long-term debt(2)	$88,481	$1,751	$2,755	$83,975	$—
Capital lease obligations	1,828	1,165	620	43	—
Revenue interest obligation(3)	81,250	6,250	17,500	20,000	37,500
Operating equipment leases	719	558	161	—	—
Operating facility leases(2)	47,665	2,628	5,496	5,830	33,711
Manufacturing commitment for Aggrastat	6,621	1,573	2,949	2,099	—
Research and development arrangements(4)	42,997	26,052	16,945	—	—

Total contractual obligations	$269,561	$39,977	$46,426	$111,947	$71,211

(1)	This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies.

Similarly, we have excluded the royalty payments due to Merck in connection with the Aggrastat acquisition, as the amount and timing are not determinable. Under the terms of the asset agreement with Merck, Merck is entitled to royalty payments on net revenue from Aggrastat through October 23, 2016. The royalty payments to be paid to Merck are calculated as follows:

Royalty Payment %	Aggrastat Net Revenue

Years 2004 to 2006:
0%	up to $40.0 million
10%	in excess of $40.0 million and less than $50.0 million
12%	in excess of $50.0 million and less than $75.0 million
14%	in excess of $75.0 million and less than $100.0 million
20%	in excess of $100.0 million
Years 2007 and thereafter:
5%	up to $28.0 million
10%	in excess of $28.0 million and less than $50.0 million
12%	in excess of $50.0 million and less than $75.0 million
14%	in excess of $75.0 million and less than $100.0 million
20%	in excess of $100.0 million

(2)	In December 2004, we sold our corporate and research and development facilities for $20.8 million, net of expenses, and concurrently leased back the properties for an initial term of 15 years. We had acquired the research and development facility in May 2003, and had entered into a five-year $18.8 million term loan with Wachovia in order to finance the acquisition. Subsequent to December 31, 2004, we paid off the remaining principal balance outstanding on the Wachovia term loan of $17.3 million.

(3)	We granted PRF a revenue interest in Gliadel, Aggrastat and certain other products that provides for PRF to receive 10%, during each year through December 31, 2006, on the first $75.0 million of Gliadel and Aggrastat combined annual net revenue, plus 2.5% of annual net revenue exceeding $75.0 million. From January 1, 2007 through December 31, 2012, the percentages increase to 17.5% and 3.5%, respectively. In addition, PRF receives a revenue interest in other Guilford products to the extent that specified future Gliadel and Aggrastat net revenue is not achieved. At a minimum, we will pay PRF $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. Though actual payments to PRF under the agreement may be higher, we have included the minimum payments as contractual commitments.

(4)	Research and development arrangements include commitments into which we have entered as of December 31, 2004 to engage third parties to perform various aspects of our research and development efforts subsequent to that date. Additionally, research and development arrangements of approximately $6.6 million, which represent commitments entered into by SNDC as of December 31, 2004, are included.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base our estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from our estimates and assumptions. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions and require the use of complex judgment in their application. These policies have been reviewed by the Audit Committee.
      Revenue Recognition. Revenue from Gliadel and Aggrastat is recognized when the following four criteria are met: (i) we have persuasive evidence that an arrangement exists, (ii) the price is fixed and determinable, (iii) the title has passed, and (iv) the collection is reasonably assured. Revenues are recorded net of provisions for returns, chargebacks and discounts, which are established at the time of sale.
      Our primary customer for Gliadel is SPD, a specialty pharmaceutical distributor who sells directly to hospitals. Our three main wholesalers for Aggrastat, AmerisourceBergen Drug Corporation, Cardinal and McKesson Corporation, sell directly to hospitals.
      Product demand by distributor and wholesalers during a given period may not correlate with prescription demand for the product in that period. As a result, we periodically evaluate the distributor and wholesalers’ inventory positions. If we believe these levels are too high based on prescription demand, we will either

•	not accept purchase orders from the distributor, or

•	not ship additional products until these levels are reduced, or

•	defer recognition of revenue if we determine that there is excess channel inventory for our products.
      As of December 31, 2004, we have deferred $0.7 million of Gliadel and Aggrastat revenue related to excess inventory at our wholesalers, which will be recognized in the first quarter of 2005. As of December 31, 2003, we had no deferred revenue from Gliadel and Aggrastat because we believed there were no excess inventory at our wholesalers based on prescription demand.
      Provisions for sales discounts, and estimates for chargebacks, product returns for damaged or expired products, are established as a reduction of product revenues at the time such revenue is recognized. We establish these revenue reductions with our best estimate at the time of the sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.
      Research and Development Expenses. For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third-party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources.
      We accrue clinical trial expenses based on estimates of work performed and completion of certain milestones. Certain milestone payments are deferred and amortized over the clinical trial period. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known (a change in estimate). Expense of other contracted research arrangements or activities are charged to operations either under the terms of the contract, milestones or in some instances pro rata over the term of the agreement. Based on the facts and circumstances, we select the method that we believe best aligns the expense recognition with the work performed.
      Intangible Assets. When we purchase products, we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price may be allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by considering the remaining life of the patents, competition from products prescribed for similar indications, estimated future introductions of competing products, and other related factors. The factors that drive the estimate of the life of the asset are often uncertain. When events or circumstances warrant review, we assess recoverability of intangibles from future operations, using undiscounted future cash flows derived from the intangible assets. Any impairment would be recognized in operating results, to the extent the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows.
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
      Revenue Interest Obligation. Our revenue interest obligation was recorded as debt as we have significant continuing involvement in the generation of the cash flows due to PRF. The obligation is being amortized under the effective interest method, utilizing an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduce the future obligation.
      Consolidation of SNDC. In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDCH is considered a variable interest entity. Under FIN 46R, we have been deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDCH. Accordingly, the financial results of SNDCH have been consolidated with our 2004 financial statements.
New Accounting Pronouncements
      Statement of Financial Accounting Standards (or SFAS) No. 123R. In December 2004, FASB issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Bulletin Opinion (or APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service. Accordingly, the adoption of SFAS 123R’s fair value method may have an impact on our results of operations, although it will have no impact on our overall financial position.

      The full impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to the Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
      SFAS 151. In November 2004, FASB issued SFAS 151, “Inventory Cost.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarity the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provisions of the statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this statement on our consolidated financial position, results of operations and cash flows.
      SFAS 153. In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”. This statement amends APB 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets under APB 29, and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on our consolidated financial positions, results of operations and cash flows.
Risk Factors
      Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth herein, as well as other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.
We have a history of losses and our future profitability is uncertain.
      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2004, 2003 and 2002, were $87.9 million, $53.9 million and $59.3 million, respectively. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of December 31, 2004, we had an accumulated deficit of $391.4 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.
      Our product candidates are in research or various stages of pre-clinical and clinical development. Except for Gliadel and Aggrastat, none of our products or product candidates may be sold to the public. Nearly all of our past revenues have come from:

•	our sale and distribution of Gliadel and more recently of Aggrastat;

•	payments from Aventis, Amgen and Pfizer under now terminated agreements with each of them, supporting the research, development and commercialization of our product candidates;

•	royalty payments from Aventis’ sale and distribution of Gliadel; and

•	payments relating to patent licensing agreements from Angiotech.

      Presently, we expect to receive significant revenue only from sales of Gliadel and Aggrastat. We do not expect that the revenue from these sources will be sufficient to support all our anticipated future activities. We do not expect to generate revenue from sales of our product candidates for the next several years, if ever, because of the significant risks associated with pharmaceutical product development.
      Many factors will dictate our ability to achieve sustained profitability in the future, including:

•	our ability to successfully market, sell, distribute and obtain additional regulatory approvals for Gliadel and Aggrastat;

•	the successful development of our other product candidates either on our own, or together with future corporate partners with whom we enter into collaborative or license agreements; and

•	the ability to in-license or acquire additional products in our targeted markets.
We will depend on Gliadel and Aggrastat for revenues.
      Our short-term prospects depend heavily on sales of Gliadel and Aggrastat, our commercial products. Gliadel and Aggrastat accounted for approximately 69% and 31%, respectively, of our total product revenues for the year ended December 31, 2004. Gliadel was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the Food and Drug Administration (or FDA) in September 1996. We do not know whether the product will ever gain broader market acceptance. If Gliadel fails to gain broader market acceptance, the revenues we receive from sales of Gliadel would be unlikely to increase.
      Prior to early 2003, we only had approval from the FDA to market Gliadel in the United States for patients who had a brain tumor surgically removed and had recurrent forms of a type of brain cancer called glioblastoma multiforme (or GBM), affecting approximately 3,000 to 4,000 patients annually. On February 25, 2003, we received FDA approval to also market Gliadel for patients undergoing initial surgery, also known as first line therapy, in the United States for malignant glioma in conjunction with surgery and radiation. We estimate that the total number of such patients to be between 7,000 and 9,000 per year. In the second quarter of 2003 we instituted a new sales and marketing effort for Gliadel for initial surgery. We cannot assure you, however, that we will be successful in this effort or in achieving sales of Gliadel for use in initial surgeries.
      We acquired Aggrastat from Merck and Co., Inc. on October 28, 2003. Prior to acquiring Aggrastat, we have never marketed and sold a product for cardiovascular conditions. Through the end of 2004 our efforts to ramp up our sales of Aggrastat through expanded marketing efforts have not met our expectations. We cannot assure you that we will be successful in our efforts to market and sell Aggrastat.
We will require substantial funds in addition to our existing working capital to develop our product candidates, carry out our sales and marketing plans and otherwise to meet our business objectives.
      We will require substantial funds in addition to our existing working capital to develop our product candidates, including to conduct clinical trials of Aquavan and Aggrastat, to carry out our sales and marketing plans, including our plans for Aggrastat, Gliadel and Aquavan, and otherwise to meet our business objectives. We have never generated enough revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs and to support our sales and marketing efforts. We cannot be certain that we will be able to raise additional capital when we need it, on terms favorable to us, or at all. If we cannot raise additional capital in a timely manner, then we may not be able meet our business objectives.
Our operating results are likely to fluctuate from period to period, which could cause the price of our common stock to fluctuate.
      Our revenue and expenses have fluctuated significantly in the past. This fluctuation has in turn caused our operating results to vary significantly from quarter to quarter and year to year. We expect the fluctuations in our revenue and expenses to continue and thus our operating results should also continue to vary significantly. These fluctuations may be due to a variety of factors, including:

•	the timing and amount of revenue from Gliadel and Aggrastat;

•	the timing and realization of milestone and other payments from existing and future corporate partners;

•	the timing and amount of expenses relating to our research and development, product development, and manufacturing activities; and

•	the extent and timing of costs related to our activities to obtain patents on our inventions and to extend, enforce and/or defend our patent and other rights to our intellectual property.
      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from January 1, 2002 to December 31, 2004 ranged from $2.65 to $12.55.
We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.
      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of December 31, 2004, we had total long-term debt and revenue interest obligations of $135.2 million. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.
      Our obligations for 2005 include approximately $2.9 million in principal payments on our long-term debt. In addition, we are obligated to make payments on our revenue interest obligation as disclosed in the Paul Royalty Funds risk factor below. We are obligated to pay the minimum amount under the Paul Royalty agreement of $6.3 million in 2005.
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
We cannot be certain that we will be able to maintain or increase revenue from Aggrastat, nor can we be certain that we will be able to expand the labeled indications for Aggrastat.
      When we purchased Aggrastat from Merck, Merck had not been actively promoting Aggrastat in the United States and product revenue was in decline. Our strategy for reintroducing Aggrastat into the United States marketplace involves actively promoting the product and conducting an additional clinical trial for Aggrastat in order to seek from the FDA expanded labeling for use in percutaneous coronary intervention. Until we receive approval for such use, we cannot promote the use of the product to treat patients at the time of catheterization. We cannot be certain that our promotion of the product will let us maintain or lead to increased revenue based on the product’s current indication. For example, although we have begun our active promotion efforts, revenue from Aggrastat have not met our original expectations and are lower than the sales level achieved by Merck without active promotion. In order to expand the indications for Aggrastat, in November 2004 we announced that we had commenced a clinical trial program. This trial program may be expensive, difficult to enroll and may not be successful. Even if the trial program is successful, we cannot be certain that the expanded indication will lead to increased sales or market share.

Revenue from Gliadel, Aggrastat or future products, if any, depends in part on reimbursement from health care payors, which is uncertain.
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
Our Gliadel sales outside of the United States depend on third parties to test, release, store, distribute and market the product. If we are not successful in obtaining a new party to test and release Gliadel in the European Union, we may not be able to sell Gliadel in the territory.
      In the third quarter of 2004, we received extended marketing authorization to include use of Gliadel in newly-diagnosed patients with high-grade malignant glioma as an adjunct to surgery and radiation in France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain and the United Kingdom. Gliadel was previously authorized for use only in recurrent surgery for GBM. We cannot assure you that this increased marketing authorization will result in increased revenue. International revenue comprised approximately 8% of worldwide revenue from Gliadel for the year ended December 31, 2004.
      Prior to Gliadel being released into the European Union, it must be tested and released by a “qualified person.” We have relied on a third party for these testing and release services. The third party testing the product has recently informed us that it is closing its facility. If we are not able to locate a new testing facility, we will not be able to release Gliadel into the European Union for our distributors to market and sell. This would negatively affect our revenue from Gliadel.
European regulatory agencies may impose restrictions on our ability to import Gliadel to the European Union.
      We have been informed by the European regulatory agency responsible for overseeing the testing and release of Gliadel in the European Union that we may have to test each sublot of Gliadel that we ship to the European Union. Each time a lot is tested it results in the destruction of a portion of the lot and the testing is costly. This requirement would make it commercially unfeasible to ship small sublots of Gliadel labeled for smaller European markets. If we are not able to agree with the regulatory agency to an alternative method of testing and releasing sublots of Gliadel, we may not be able to continue to ship Gliadel to our distributors for smaller European markets. As a result, our Gliadel revenue would be negatively affected.

Paul Royalty Fund, L.P. and Paul Royalty Fund Holdings II (collectively, “PRF”), is entitled to a portion of our revenues, which may limit our ability to fund some of our operations. If we do not achieve certain revenue targets for Gliadel and Aggrastat, PRF may be entitled to a greater percentage of our revenue, revenue from future products we may acquire or certain of our product candidates.
      Under the terms of our Revenue Interest Assignment Agreement (the Revenue Agreement) with PRF, PRF is entitled to receive a percentage of our combined annual net revenue from Gliadel and Aggrastat as follows: from October 28, 2003 through December 31, 2006, PRF is entitled to receive 10% of such net revenue up to $75.0 million, and 2.5% of such net revenue in excess of $75.0 million; from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF), the respective percentages are 17.5% and 3.5%. If combined Gliadel and Aggrastat annual net revenue is less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF will receive the higher of certain minimum payments for such years (the PRF Minimum Payments, as described below) or 12.5% of combined Gliadel and Aggrastat net revenue. If combined Gliadel and Aggrastat net revenue is less than $75.0 million in any of the years 2007 through 2012, then PRF will receive the higher of the PRF Minimum Payments or 22.5% of combined Gliadel and Aggrastat net revenue.
      PRF Minimum Payments include minimum royalties of $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future or of our product candidates Aquavan and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving Gliadel or Aggrastat and on any future sale of ex-North American marketing rights to Gliadel. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.
Under certain circumstances, PRF may require us to repurchase its revenue interest, the payment of which may significantly deplete our cash resources or limit our ability to enter into significant business transactions.
      PRF may be entitled to require us to repurchase its revenue interest under the following circumstances: (1) if we fail to maintain an escrow account funded with eight quarters of minimum payments to PRF or fail to maintain at least $20.0 million of net working capital, (2) if we fail to make our minimum payments to PRF, (3) if we sell Gliadel and Aggrastat (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products), (4) upon the occurrence of a bankruptcy or similar event, or (5) upon certain conditions related to a change of control of us. The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million. The exercise of this repurchase right may significantly impair our ability to fund our operations. Additionally, because PRF would be entitled to exercise this repurchase right upon a change of control of us, or upon the sale of either Gliadel or Aggrastat, we may not be able to effect a business transaction that would have one of these results.
We have pledged our assets related to Gliadel and Aggrastat to PRF; therefore, we may not be free to utilize those assets at our discretion.
      PRF has been granted a security interest in the intellectual property assets related to Gliadel and Aggrastat, which in the aggregate accounted for all of our net product revenue of $40.2 million for the year ended December 31, 2004. As of December 31, 2004, the intangible assets related to Gliadel and Aggrastat were $75.9 million, or approximately 32% of our total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.
The integration of Aggrastat into our business and our clinical development plans for Aggrastat and Aquavan will require significant additional capital.
      In order (1) to successfully integrate Aggrastat into our business, which includes expanding our commercial operations and (2) to conduct clinical trials for Aquavan and to expand the labeled indication of Aggrastat, we will require significant additional capital resources within the next eighteen months. We cannot reasonably estimate the required amount due to the uncertainties involved with these activities. With respect to the Phase III clinical trials of Aquavan, we do not know the number of procedural sedation settings that the FDA will require us to test in order to receive approval to market the drug for a broad range of brief diagnostic or therapeutic procedures. The results of these determinations can cause our capital requirements to vary considerably. This additional financing may take the form of an offering of debt or equity, and that offering could be material in size. If we conduct a primary equity offering, the issuance of the additional shares of common stock may be dilutive to our existing stockholders and may have a negative effect on the market price of our stock. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals. We, therefore, may need to enter into corporate partnerships or co-promotions to market and sell Gliadel and/or Aggrastat, or divest ourselves of one or both of the products in order to support our operations.
We have licensed some of our GPI 1485 development and commercialization rights to Symphony Neuro Development Company (or SNDC) and will not receive any future royalties or revenues with respect to this intellectual property unless we exercise an option to acquire SNDC in the future. We may not have the financial resources to exercise this option or sufficient clinical data in order to determine whether we should exercise this option.
      We have licensed to SNDC our rights to GPI 1485 in the United States in exchange for SNDC’s investment of up to $40.0 million to advance GPI 1485 through clinical development in four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction, HIV-neuropathy and HIV-dementia. We expect that the $40.0 million clinical development budget will be fully expended in approximately one year. In exchange for the license rights and for five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share, we received an option to acquire all of the equity of SNDC. We may, at our discretion, exercise this option at any time beginning on April 1, 2005 and ending on the earlier of March 31, 2007 or the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2 million. The option exercise price starts at $75.1 million in April 2005 and increases incrementally to $119.8 million in January 2007, and may be paid in cash or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment.
      If we elect to exercise the purchase option, we will be required to make a substantial cash payment or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these. A payment in cash would reduce our capital resources. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. The exercise of the purchase option will likely require us to record a significant charge to earnings and may adversely impact future operating results. If we do not exercise the purchase option prior to its expiration, our rights in and to SNDC with respect to the GPI 1485 programs will terminate. We may not have the financial resources to exercise the purchase option, which may result in our loss of these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise this option.

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
      In some of our research programs, we are using compounds that we consider to be prototype compounds that we are using primarily to establish that a relevant scientific mechanism of biological or chemical action could have commercial application in diagnosing, treating or preventing disease. We generally do not consider our prototype compounds to be lead compounds acceptable for further development into a product because of factors that make them unsuitable as drug candidates. In order to develop commercial products, we will need to conduct research using other compounds that share the key aspects of the prototype compounds but do not have the unsuitable characteristics. Identifying lead compounds may not always be possible.
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
      Our resources are limited, therefore, our business strategy requires us to depend on either corporate collaborations, strategic financings or both, in order to develop one or more of our product candidates through to commercialization. In developing our product candidates, we may enter into various arrangements with:

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
      We face serious competition from other small pharmaceutical companies and the in-house research and development staffs of larger pharmaceutical companies in trying to attract corporate and financial partners. Additionally, we may not be successful in attracting such partners (or collaborators) over other companies because (i) their research programs may be more attractive to a collaborator, (ii) their stage in the research process may be more advanced, (iii) they may have synergies with the collaborator’s existing research programs, or (iv) they may agree to terms and conditions of the collaboration that are more favorable to the collaborator than we would otherwise agree. It is common practice in many corporate partnerships in our industry for the larger partner to have responsibility for conducting pre-clinical studies and human clinical trials and/or preparing and submitting applications for regulatory approval of potential pharmaceutical products. If such a collaborative partner of ours fails to develop or commercialize successfully any of our product candidates, we may not be able to remedy this failure and it could negatively affect our business.
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
Our further development of our NAALADase inhibitor technologies will probably depend on our ability to partner the program.
      In May 2003, we entered into an exclusive license agreement with Pfizer, which provided Pfizer with research, development and commercialization rights to our NAALADase inhibitor technology (or NAALADase). The agreement included a $5.0 million payment to us at signing and an additional $10.0 million milestone payment due on or before March 31, 2004. In March 2004, Pfizer informed us that the milestone payment would not be made and that Pfizer was terminating the agreement. We may not have sufficient resources to independently pursue the research, development and commercialization of NAALADase and pursue our other business objectives. Unless we enter into an alternative partnering or other arrangement with respect to NAALADase or alter our other business objectives, it is unlikely that we will be able to advance this technology beyond the early stages of clinical development.
We do not have manufacturing capabilities for commercial quantities of any of our product candidates.
      Currently, we have no manufacturing capabilities for commercial quantities of any of our product candidates. Consequently, in order to complete the commercialization process of any of our product candidates, we must either acquire, build or expand our internal manufacturing capabilities, or rely on third parties to manufacture these product candidates. If we are not able to accomplish either of these tasks, it would impede our efforts to bring our product candidates to market, which would adversely affect our business. Moreover, if we decide to manufacture one or more of our product candidates ourselves, we would incur substantial start-up expenses and would need to expand our facilities and hire additional personnel.
      Third-party manufacturers must also comply with FDA, DEA and other regulatory requirements for their facilities. In addition, the manufacture of product candidates on a limited basis for investigational use in animal studies or human clinical trials does not guarantee that large-scale, commercial production is viable. Small changes in methods of manufacture can affect the safety, efficacy, controlled release or other characteristics of a product. Changes in methods of manufacture, including commercial scale-up, may, among other things, require the performance of new clinical studies.

A significant portion of our revenue from Gliadel is to Cardinal Health Specialty Pharmaceuticals Distribution (or SPD), a specialty pharmaceutical distributor.
      Approximately 74% of our revenue from Gliadel in the year ended December 31, 2004 were made to SPD pursuant to a purchase agreement between us and SPD. Under the terms of this agreement, either we or SPD may terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its right to terminate the agreement at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of Gliadel. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of Gliadel that SPD may have in its inventory. As of December 31, 2004, we believe that SPD had approximately $2.4 million of Gliadel in its inventory.
      SPD orders Gliadel treatments based upon, among other things, its estimation of our ability and its ability to successfully sell Gliadel to hospital pharmacies and its desired level of inventory. If the demand for Gliadel from hospital pharmacies decreases, or SPD decreases the amount it keeps in its inventory, SPD may decrease or stop making additional purchases of the product from us. The result of such a decrease would most likely be our reporting lower revenue from Gliadel.
We depend upon Merck to supply us with the active pharmaceutical ingredient for Aggrastat and for finished product of Aggrastat in vials. We will depend upon Baxter Healthcare Corporation (or Baxter) to provide us with finished product of Aggrastat in bags.
      Aggrastat consists of an active pharmaceutical ingredient (or API), which is sold as finished product in both vials and bags. Merck is obligated to supply us with the API until 2014. Under our agreement with Merck, we are obligated to purchase all of our requirements of API from Merck. In the event of Merck’s breach of the agreement, we may seek an alternative source of API. However, we have not investigated alternative sources, and we may not be able to procure an alternative source of API. Should we succeed in procuring an alternative source of API, we would still need to pay a royalty to Merck for the use of the API until 2014. Because we depend upon this relationship with Merck for key ingredients of Aggrastat, the limited duration of Merck’s obligation to us, and the potential lack of an alternative provider may adversely affect the operation of our business.
      We sell Aggrastat primarily in 250 ml and 100 ml bags, which are filled for us by Baxter under an exclusive manufacturing agreement that we executed with them on July 1, 2004. This agreement provides us with certain remedies if Baxter is not able to perform its obligations to us. Regardless, if Baxter is not able to provide us with finished bags of Aggrastat, we may not be able to provide Aggrastat to our customers, which may adversely affect our business.
      We also sell Aggrastat in vials, which we obtain from Merck directly. We may enter into a direct relationship with a third party contract manufacturer to obtain vials of Aggrastat. If we do not enter into a direct relationship with such a contract manufacturer, or if we are not able to procure vials of Aggrastat through Merck or otherwise, we may not be able to meet the demands of our customers for vials and this inability may adversely affect our business.
Pre-clinical and clinical trial results for our products may not be favorable.
      In order to obtain regulatory approval for the commercial sale of any of our product candidates, we must conduct both pre-clinical studies and human clinical trials that demonstrate the product is safe and effective for the clinical use for which we are seeking approval. Adverse results from any studies, including clinical trials, could have a negative effect on our ability to obtain FDA and other approvals on our business. We also may not be permitted to undertake or continue clinical trials for any of our product candidates in the future. Even if we are able to conduct such trials, we may not be able to demonstrate satisfactorily that the products are safe and effective and thus qualify for the regulatory approvals needed to market and sell them. Safety and efficacy results from pre-clinical studies involving animals and other models and from early clinical trials are often not accurate indicators of results of later-stage clinical trials that involve larger human populations, and, moreover, may not always be representative of results obtained while marketing an approved drug, particularly with regard to safety.
We may be unable to obtain proprietary rights to protect our products and services, permitting competitors to duplicate them.
      Any success that we have will depend in large part on our ability to obtain, maintain and enforce intellectual property protection for our products, processes and uses, and to license patent rights from third parties.
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
      The rules and criteria for receiving and enforcing a patent for pharmaceutical inventions are in flux and are unclear in many respects. The range of protection given pharmaceutical patents is uncertain, and our product candidates are subject to this uncertainty.
      Many others, including companies, universities and other research organizations, work in our business areas, and we cannot be sure that the claims contained in our issued patents will be interpreted as we would like in light of the inventions of these other parties. In addition, we cannot be sure that the claims set forth in our pending patent applications will issue in the form submitted. These claims may be narrowed or stricken, and the applications may not ever ultimately result in valid and enforceable patents. Thus, we cannot be sure that our patents and patent applications will adequately protect our product candidates.
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
      We often work with consultants and research collaborators at universities and other research organizations. If any of these consultants or research collaborators use intellectual property owned by others as part of their work with us, disputes may arise between us and these other parties as to which one of us has the rights to intellectual property related to or resulting from the work done. We support and collaborate in research conducted in universities, such as JHU, and in governmental research organizations, such as the National Institutes of Health. We may not be able to acquire exclusive rights to the inventions or technical information that result from work performed by personnel at these organizations. Also, disputes may arise as to which party should have rights in research programs that we conduct on our own or in collaboration with others that are derived from or related to the work performed at a university or governmental research organization. In addition, in the event of a contractual breach by us, some of our collaborative research contracts provide that we must return the technology rights, including any patents or patent applications, to the contracting university or governmental research organization.
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
We rely on licensed intellectual property for Gliadel and our product candidates, the agreements for which impose requirements on us.
      We have licensed intellectual property, including patents, patent applications and know-how, from universities and others, including intellectual property underlying Gliadel, Dopascan, Aquavan and the neuroimmunophilin ligand technology. Some of our product development programs depend on our ability to maintain rights under these licenses. Under the terms of our license agreements, we may be obligated to:

•	exercise diligence in the research and development of these technologies;

•	achieve specified development and regulatory milestones;

•	expend minimum amounts of resources in bringing potential products to market;

•	make specified royalty and milestone payments to the party from which we have licensed the technology; and

•	reimburse patent costs to these parties.
      In addition, these license agreements may require us to abide by record-keeping and periodic reporting obligations. Each licensor has the power to terminate its agreement if we fail to meet our obligations. If we cannot meet our obligations under these license agreements, we may lose access to our key technology.
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

      Our license agreements for Gliadel require us to pay a royalty to the Massachusetts Institute of Technology on revenue from Gliadel. Similarly, we will have to pay milestone and/or royalty payments in connection with the successful development and commercialization of Dopascan and any products that result from the neuroimmunophilin ligand technology.
      Our U.S. patent protection for Gliadel, which for the year ended December 31, 2004 accounted for approximately 69% of our product revenue, expires in August 2006. In addition, the FDA recently notified us that, pursuant to the Orphan Drug Act, Gliadel was entitled to seven years of market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection. This seven year exclusivity period commenced from the date of the FDA’s approval of Gliadel in February 2003. Accordingly, following the expiration of U.S. patent protection, we now have approximately four additional years of market exclusivity for Gliadel for initial surgical resection. However, there can be no assurance that others will not enter the market with a generic copy of Gliadel for recurrent surgical resection. The availability of such a generic copy could negatively impact our revenues from Gliadel for initial surgical resection after August 2006.
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
      Our research, pre-clinical development and clinical trials, and the manufacturing and marketing of our product candidates are subject to extensive regulation by numerous governmental authorities in the United States and other countries, including the FDA and the DEA. Except for Gliadel and Aggrastat, none of our product candidates has received marketing clearance from the FDA or any foreign regulatory authority.
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

      When trying to obtain regulatory approval, significant risk exists that:

•	we will not be able to satisfy the FDA’s requirements with respect to any of our drug product candidates; or

•	even if the FDA does approve our product candidates, the FDA will approve less than the full scope of uses or labeling that we seek or otherwise will require special warnings or other restrictions on use or marketing.
      Failure to obtain regulatory drug approvals on a timely basis could have a material adverse effect on our business.
      Even if we are able to obtain necessary FDA approval, the FDA may nevertheless require post-marketing testing and surveillance to monitor the approved product and continued compliance with regulatory requirements. The FDA may withdraw product approvals if we do not maintain compliance with regulatory requirements. The FDA may also withdraw product approvals if problems concerning safety or efficacy of the product occur following approval. In response to recent events regarding questions about the safety of certain approved prescription products, including the lack of adequate warnings, the FDA and Congress are currently considering alternative regulatory and legislative approaches to monitoring and assessing the safety of marketed drugs. Such initiatives, if adopted, will affect all of our marketed drugs.
      We cannot be sure that we can continue to meet FDA and other regulatory agency requirements pertaining to our marketed drugs or to our drug product candidates, if approved. We also cannot be sure that the current Congressional and FDA initiatives involving the safety of marketed drugs or other developments pertaining to the pharmaceutical industry will not adversely affect our operations. The process of obtaining FDA and other required approvals or licenses and of meeting other regulatory requirements to test and market drugs is rigorous and lengthy. We have expended, and will continue to expend, substantial resources in order to do this. We will need to conduct clinical trials and other studies on all of our product candidates before we are in a position to file a new drug application for marketing and must assure that the candidates can be made in accordance with cGMP requirements before approval is obtained. Unsatisfactory preclinical and clinical trial results, manufacturing problems, and other regulatory difficulties that result in delays in obtaining regulatory approvals or licenses could prevent the marketing of the products we are developing. Also, recent events regarding questions about the safety of marketed drugs may result in increased carefulness by the FDA in approving new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals or licenses. Such regulatory considerations may also result in the imposition of more restrictive drug labeling requirements as conditions of approval, which may significantly affect the marketability of our drug products. Until we receive the necessary approvals or licenses and meet other regulatory requirements, we will not receive revenues or royalties related to product revenue.
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
      Because controlled drug products and radio-labeled drugs are subject to special regulations in addition to those applicable to other drugs, the DEA and the Nuclear Regulatory Commission (or NRC), may regulate some of our products and product candidates, including Dopascan, as controlled substances and as radio-labeled drugs. The NRC licenses persons who use nuclear materials and establishes standards for radiological health and safety. The DEA is responsible for compliance activities for companies engaged in the manufacture, distribution and dispensing of controlled substances, including the equipment and raw materials used in their manufacture and packaging in order to prevent such substances from being diverted into illicit channels of commerce. Registration is required and other activities involving controlled substances are subject to a variety of record-keeping and security requirements, and to permits and authorizations and other requirements. States often have requirements for controlled substances as well. The DEA grants certain exceptions from the requirements for permits and authorizations to export or import materials related to or involving controlled substances. Our potential future inability to obtain exceptions from the DEA for shipment abroad or other activities could have a negative effect on us.
      We cannot be sure that we will be able to meet applicable requirements to test, manufacture and market controlled substances or radio-labeled drugs, or that we will be able to obtain additional necessary approvals permits, authorizations, registrations or licenses to meet state, federal and international regulatory requirements to manufacture and distribute such products.
Once we receive regulatory approval to market a product, our promotional activities are subject to extensive regulation from the FDA, the Federal Trade Commission (or FTC), the Office of the Inspector General of the U.S. Department of Health and Human Services (or OIG), or state Attorneys General. If we violate any such regulations it could be damaging to our reputation and restrict our ability to sell or market our products, and our business condition could be adversely affected.
      In their regulation of advertising, the FDA from time to time issues correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising or promotional practices, and the receipt of correspondence from the FDA alleging these practices could result in any or all of the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	changes in the methods of marketing and selling products;

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians, rescinding previous advertisements or promotions; and

•	disruption in the distribution of products and loss of revenue until compliance with the FDA’s position is obtained.
      If we were to become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.
      Physicians may prescribe pharmaceutical products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical products for off-label uses, but under certain limited circumstances they may disseminate articles to physicians published in peer-reviewed journals. If our promotional activities of this type fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.
      Additionally, if we fail to comply with the FDA regulations prohibiting promotion of off-label uses and the promotion of our products, the FDA, FTC, Department of Justice, OIG or state Attorneys General could bring enforcement actions against us that would inhibit our marketing capabilities as well as result in significant penalties.
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
      Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products that are superior to those we are developing. We are aware of the development by other companies and research scientists of alternative approaches to:

•	the treatment of malignant glioma;

•	the treatment of acute cardiovascular conditions;

•	the diagnosis and treatment of Parkinson’s disease;

•	the development of a water-soluble formulation of propofol;

•	the promotion of nerve growth and repair; and

•	the treatment and prevention of neuronal damage.
      Our competitors may develop products that make our products or technologies noncompetitive or obsolete. In addition, we may not be able to keep pace with technological developments.
Our products must compete with others to gain market acceptance.
      For the treatment of malignant glioma, Gliadel competes with traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR® Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. Aggrastat competes directly with INTEGRILIN® Injection, marketed by Millennium Pharmaceuticals, and ReoPro®, marketed by Eli Lilly, for the inhibition of platelet aggregation. In some medical institutions, Angiomax®, an antithrombin is being used as a replacement for IIb/ IIIa inhibitors in PCI but that use is generally limited to low-risk and elective PCI patients.
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
      Significant competitive factors include:

•	capabilities of our collaborators;

•	product efficacy and safety;

•	timing and scope of regulatory approval;

•	product availability;

•	awareness and acceptance of our products by physicians;

•	manufacturing, marketing and sales capabilities;

•	reimbursement coverage from insurance companies and others;

•	the amount of clinical benefit of our product candidates relative to their cost;

•	the method of administering a product;

•	price; and

•	exclusivity, through patent protection or other legal means.
      Our competitors may develop more effective or more affordable products or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we do, which could have a material adverse effect on our business.
Our Chief Executive Officer and our Chief Financial Officer have limited experience with us.
      Our Chief Executive Officer, Dean J. Mitchell, joined us in December 2004. Our Chief Financial Officer, William F. Spengler, joined us in July 2004. Accordingly, Messrs. Mitchell and Spengler have limited experience with us. New senior management may result in a number of changes to our business. These changes could result in risks that, among other things, our business plans are altered, terminated or are not implemented in a timely manner, or that our ability to raise capital is impaired.
The loss of the services of any key personnel, or an inability to attract new personnel, could harm our business.
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
      From time to time, stock market professionals publish research reports covering our business and our future prospects. For a number of reasons, we may be unable to meet the expectations of these professionals and our stock price may decline. These expectations may include:

•	announcements by us or our competitors of clinical results, technological innovations, regulatory approvals, product sales, new products or product candidates;

•	developments or disputes concerning patent or proprietary rights;

•	regulatory developments affecting our products;

•	period-to-period fluctuations in the results of our operations;

•	market conditions for emerging growth companies and biopharmaceutical companies;

•	revenue received from Gliadel and Aggrastat; and

•	our expenditures.
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
      Upon conversion of our $69.4 million principal amount of outstanding notes at their conversion price of $6.24, approximately 11,114,423 shares of common stock would be issuable. Additionally, upon the exercise by PRF of its warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share, by SNDC of its warrants to purchase 1.5 million shares of our common stock at an exercise price of $7.48 per share, or by Private Investment in Public Equity of its warrants to purchase 962,000 shares of our common stock at an exercise price of $7.55, 300,000, 1.5 million and 962,000 shares of our common stock, respectively, would be issuable. Our stock price could be depressed significantly if the holders of the notes decide to convert their notes or the holders of the warrants decide to exercise such warrants and sell the common stock issued thereby or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
We are subject to risks of product liability both because of our product line and our limited insurance coverage.
      We may potentially become subject to large liability claims and significant defense costs as a result of the design, manufacture or marketing of our products, including Gliadel and Aggrastat, or the conduct of clinical trials involving our products. We currently maintain only $10.0 million of product liability insurance covering clinical trials and product sales. This existing coverage or any future insurance coverage we obtain may not be adequate. Furthermore, our insurance may not cover a claim made against us. Product liability insurance varies in cost. It can be difficult to obtain, and we may not be able to purchase it in the future on terms acceptable to us, or at all. We also may not be able to otherwise protect against potential product liability claims. Product liability claims and/or the failure to obtain adequate product liability insurance could prevent or inhibit the clinical development and/or commercialization of any products we are developing.
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
      Our agreement with PRF gives PRF the right to cause us to repurchase its interests at substantial prices in the event of, among other things, a change in control. Our convertible notes are also subject to repurchase, at the option of the holders, upon a change in control.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies that carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2004 was $85.7 million and weighted-average yield to maturity was approximately 2.4%. The return on our investments during 2004 was approximately 0.9%.
      Certain of our debt, primarily the $17.3 million in borrowings from Wachovia was established with interest rates that fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we had entered into certain interest rate swap agreements with a commercial bank (or counter party) to exchange substantially all of our variable rate financial obligations for fixed rate obligations. Including the Wachovia borrowings, we have entered into interest rate swaps for $18.8 million of our $135.2 million in total outstanding indebtedness, which includes our revenue interest obligation. For this $18.8 million of debt, we were obligated to pay variable interest rates of LIBOR plus 1/2% to 5/8%. The interest rate swap agreements had a total notional principal value of $18.8 million as of December 31, 2004.
      Pursuant to these interest rate swap agreements, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rates on $18.8 million of our December 31, 2004 financial obligations between 2.78% and 5.36%. These interest rate swap agreements have approximately the same maturity dates as the financial obligations and expire on various dates through May 2008.
      We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.
      Subsequent to December 31, 2004, we paid off the remaining $17.3 million principal balance outstanding on the Wachovia term loan, and as a result, the related swap agreement has been paid and terminated.

Item 8.	Financial Statements and Supplementary Data
      The information required by this item is incorporated by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures:
      Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2004 (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:
      There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting:
      We, as management of Guilford Pharmaceutical Inc. and its subsidiaries, are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Guilford Pharmaceutical Inc.’s principal executive and principal financial officers, or persons performing similar functions, and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditure of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, we have concluded that Guilford’s internal control over financial reporting was effective as of December 31, 2004. Contained in this annual report in Item 9A under the heading “Report of Independent Registered Public Accounting Firm” is an audit report on our assessment of our internal controls over financial reporting from KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report.
February 28, 2005

/s/ Dean J. Mitchell

Dean J. Mitchell
President and Chief Executive Officer
February 28, 2005

/s/ William F. Spengler

William F. Spengler
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Guilford Pharmaceuticals Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that Guilford Pharmaceuticals Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guilford Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Guilford Pharmaceutical Inc.’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Guilford Pharmaceuticals Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Guilford Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, changes to stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

McLean, Virginia
March 3, 2005

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our directors is incorporated by reference from the information to be contained under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2005 Proxy Statement. Information concerning our executive officers is contained in Item 1A of Part I.
      As part of our system of corporate governance, our board of directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This code of ethics is available on our website at http://www.guilfordpharm.com.

Item 11.	Executive Compensation
      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Executive Compensation” in our 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Except for the Equity Compensation Plan information set forth below, the information required by this item is hereby incorporated by reference from the information to be contained under the caption “Beneficial Ownership of Common Stock” in our 2005 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
	Number of			remaining for
	securities to be		Weighted-	future issuance
	issued upon		average	under equity
	exercise of		exercise price	compensation
	outstanding		of outstanding	plans (excluding
	options, warrants		options, warrants	securities reflected
	and rights		and rights	in column (A))

	(A)		(B)	(C)
Equity compensation plans approved by security holders	4,907,979	(a)	$12.46	1,436,182
Equity compensation plans not approved by security holders	3,550,669	(b)	10.57	500,000

Total	8,458,648		$11.67	1,936,182

(a)	Consists of shares to be issued upon exercise of outstanding options granted under the Guilford Pharmaceuticals Inc. The 1993 Employee Share Option and Restricted Share Plan, as amended, the Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan, and the Guilford Pharmaceuticals Inc. 2002 Plan (the 2002 Plan). Of these plans, the only plan under which options may be granted in the future is the 2002 Plan.

(b)	Consists of shares to be issued upon exercise of outstanding options granted under the Dean Mitchell Employment Inducement Equity Plan and the Guilford Pharmaceuticals Inc. The 1998 Employee Share Option and Restricted Share Plan (the 1998 Plan), and shares issuable to the following consultants, in the amounts set forth beside each of their names (collectively, the Consultant’s Option Arrangements): Henry Brem (70,000 shares); Robert Langer (142,800 shares); Richard Casey (55,000 shares); Kam Leong (30,000 shares); Newman (35,000 shares); Solomon Snyder (90,000 shares); and Susan Smith (8,000 shares).

Equity Compensation Plans Not Approved by Security Holders
      The disclosure required by paragraph (d)(3) of Item 201 of Regulation S-K for the Dean Mitchell Employment Inducement Plan and the 1998 Plan and the Consultant’s Option Arrangements is incorporated herein by reference from Note 18 to our Notes to Consolidated Financial Statements set forth on pages F-26 through F-29 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is hereby incorporated by reference from the information to be contained under the captions “Other Relationships,” “Beneficial Ownership of Common Stock,” “Certain Relationships and Related Party Transactions” and “Employment Agreements” in our 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is hereby incorporated by reference from the information to be contained under the caption “Independent Registered Public Accountants” in our 2005 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      The following Financial Statements are included in this report:
      (a)(3) Exhibits
      The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.01A	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
3.01B	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated April 1, 1997 (incorporated by reference to the Registrant’s current Report on Form 8-K filed April 4, 1997).
3.01C	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 19, 1998 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
3.01D	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated May 5, 2004 (incorporated by reference to the Registrant’s Form 8-K filed May 20, 2004).
3.02	Amended and Restated Bylaws as of September 2004 (incorporated by reference to the Registrant’s Form 8-K filed September 3, 2004).
4.01	Specimen Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
4.02A	Stockholder Rights Agreement dated September 26, 1995 (incorporated by reference to the Registrant’s Form 8-K filed October 10, 1995).
4.02B	Form of Amendment No. 1 to Stockholder Rights Agreement (incorporated by reference to the Registrant’s Form 8-K filed October 20, 1998).
10.01A*	1993 Employee Share Option and Restricted Share Plan (or 1993 Option Plan) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.01B*	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-94530)).
10.01C*	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1996).
10.01D*	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1996).

Exhibit
Number	Description

10.01E*	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-56092))
10.01F*	Amendment to 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.01G*	Form of Stock Option Agreement under the 1993 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.02A*	1998 Employee Share Option and Restricted Share Plan, as amended (or 1998 Option Plan) (incorporated by reference to the Registrant’s Form S-8 (No. 333-30814)).
10.02B*	Amendment to 1998 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998).
10.02C*	Form of Stock Option Agreement under the 1998 Option Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.03A*	Guilford Pharmaceuticals Inc. Directors’ Stock Option Plan (or Directors’ Plan) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.03B*	Amendment to Directors’ Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998).
10.03C*	Amendment to Directors’ Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1999).
10.03D*	Form of Stock Option Agreement under the Directors’ Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.04*	Guilford Pharmaceuticals Inc. Compensation Plan for Outside Directors (incorporated by reference to the Registrant’s Form 8-K filed October 5, 2004).
10.05*	Guilford Pharmaceuticals Inc. 2002 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.06A*	Guilford Pharmaceuticals Inc. 2002 Stock Award and Incentive Plan (or 2002 Award Plan) (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.06B*	Form of Stock Option Agreement under 2002 Stock Award Plan (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.06C*	Form of Director Stock Unit Agreement under 2002 Stock Award Plan (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004).
10.06D*	Form of Employee Stock Unit Agreement under 2002 Stock Award Plan (incorporated by reference to the Registrant’s Form 8-K filed January 26, 2005).
10.07*	Consulting Services and Separation Agreement dated September 3, 2004 by and between the Company and Craig R. Smith, M.D. (incorporated by reference to the Registrant’s Form 8-K filed September 3, 2004).
10.08*	Employment Agreement dated November 16, 2004, by and between the Company and Dean J. Mitchell (incorporated by reference to the Registrant’s Form 8-K filed November 19, 2004).
10.09*	Form of Executive Change in Control Severance Agreement for Dean J. Mitchell (incorporated by reference to the Registrant’s Form 8-K filed November 19, 2004).
10.10*	Employment Agreement dated June 15, 2004, by and between the Company and William F. Spengler (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004).
10.11*	Form of Change in Control Severance Agreement (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 1998).
10.12*	Form of Severance Agreement (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.13*	Form of Director and Officer Indemnification Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).

Exhibit
Number	Description

10.14	Form of Tax Indemnity Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.15	Amendment No. 2 to Consulting Agreement, dated August 31, 2003, between the Company and Solomon H. Snyder, M.D. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2004).
10.16A†	License Agreement, effective March 18, 1994, between the Company and Research Triangle Institute, a not-for-profit Corporation existing under the laws of North Carolina (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.16B	Appendix A to RTI Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.17†	License Agreement, dated March 15, 1994, between the Company and Scios Nova (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.18†	License Agreement, dated December 20, 1993, between the Company and The Johns Hopkins University (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 33-76938)).
10.19†	Amended and Restated License Agreement, effective November 25, 1998, between the Company and The Johns Hopkins University (incorporated by reference to the Registrant’s Form 10-K filed March 30, 1999).
10.20†	License Agreement, dated December 9, 1995, by and between the Company and Daiichi Radioisotope Laboratories, Ltd (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1995).
10.21	Distribution Agreement, dated September 27, 2001, between the Company and National Specialty Services, Inc. (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2002).
10.22	Amended and Restated Single Tenant Absolute Net Lease, dated December 17, 2004, between BMR-6611 Tributary Street LLC and Guilford Pharmaceuticals Inc. (incorporated by reference to the Registrant’s Form 8-K filed December 22, 2004).
10.23	Amended and Restated Single Tenant Absolute Net Lease, dated December 17, 2004, between Guilford Real Estate Trust 1998-1 and Guilford Pharmaceuticals Inc. (incorporated by reference to the Registrant’s Form 8-K filed December 22, 2004).
10.24†	Asset Transfer and License Agreement between the Company and Merck & Co., Inc., dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K filed November 12, 2003).
10.25†	Supply Agreement between the Company and Merck Sharp Dohme (Ireland) Limited, dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K filed November 12, 2003).
10.26†	Revenue Interest Assignment Agreement by among the Company, Artery, LLC, GPI Holdings, Inc., Paul Royalty Fund, L.P., and Paul Royalty Fund Holdings II, dated as of October 28, 2003 (incorporated by reference to the Registrant’s Form 8-K filed November 12, 2003).
10.27	Manufacturing and Supply Agreement, dated July 1, 2004, between the Company and Baxter Healthcare Corporation (incorporated by reference to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2004, filed November 24, 2004).
10.28	Purchase Option Agreement, dated June 17, 2004, by and among Guilford Pharmaceuticals Inc., SNDC Holdings LLC and Symphony Neuro Development Company (incorporated by reference to the Registrant’s Form 8-K filed on June 21, 2004).
10.29	Novated and Restated Technology License Agreement, dated June 17, 2004, between GPI NIL Holdings, Inc., Guilford Pharmaceuticals Inc., Symphony Neuro Development Company and SNDC Holdings LLC (incorporated by reference to the Registrant’s Form 8-K/A filed on November 24, 2004).
10.30A	License Agreement, dated April 2, 1999, between The University of Kansas Center for Research, Inc. and ProQuest Pharmaceuticals, Inc. (filed herewith).

Exhibit
Number	Description

10.30B	First Amendment to License Agreement, dated April 26, 2002, between The University of Kansas Center for Research, Inc. and ProQuest Pharmaceuticals, Inc. (filed herewith).
10.30C	Second Amendment to License Agreement, dated August 20, 2004, between The University of Kansas Center for Research, Inc. and ProQuest Pharmaceuticals, Inc. (filed herewith).
10.30D	Third Amendment to License Agreement, dated November 23, 2004, between The University of Kansas Center for Research, Inc. and ProQuest Pharmaceuticals, Inc. (filed herewith).
21.01	Subsidiaries of Registrant (filed herewith).
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan.

†	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guilford Pharmaceuticals Inc.

March 4, 2005	By: /s/ Dean J. Mitchell

Dean J. Mitchell President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dean J. Mitchell Dean J. Mitchell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2005

/s/ William F. Spengler William F. Spengler	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2005

/s/ Andrew J. Jeanneret Andrew J. Jeanneret	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2005

/s/ George L. Bunting, Jr. George L. Bunting, Jr.	Director	March 4, 2005

/s/ Joseph R. Chinnici Joseph R. Chinnici	Director	March 4, 2005

/s/ Elizabeth M. Greetham Elizabeth M. Greetham	Director	March 4, 2005

/s/ Joseph Klein, III Joseph Klein, III	Director	March 4, 2005

/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	March 4, 2005

/s/ Solomon H. Snyder, M.D. Solomon H. Snyder, M.D.	Director	March 4, 2005

/s/ Craig R. Smith, M.D. Craig R. Smith, M.D.	Director	March 4, 2005

/s/ David C. U’Prichard, Ph.D. David C. U’Prichard, Ph.D.	Director	March 4, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Guilford Pharmaceuticals Inc.:
      We have audited the accompanying consolidated balance sheets of Guilford Pharmaceuticals Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes to stockholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as listed in the accompanying index in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of the Company as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 3, 2005

F–1

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$61,889	$29,939
Marketable securities	27,705	50,261
Investments — held by Symphony Neuro Development Company	32,062	—
Accounts receivable, net	4,666	3,460
Inventories, net	2,373	2,504
Prepaid expenses and other current assets	4,744	1,787

Total current assets	133,439	87,951
Investments — restricted	19,899	21,743
Property and equipment, net	1,758	22,395
Intangibles, net	75,943	82,796
Other assets	6,096	6,438

Total assets	$237,135	$221,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,333	$8,549
Current portion of long-term debt	2,916	3,394
Accrued payroll related costs	2,932	4,538
Accrued contracted services	3,929	1,909
Accrued expenses and other current liabilities	6,355	3,590

Total current liabilities	31,465	21,980
Long-term debt, excluding current portion	87,393	88,885
Revenue interest obligation	44,932	42,155
Other liabilities	8,320	1,103

Total liabilities	172,110	154,123

Minority interest	28,132	—
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 125,000,000 shares, 46,638,788 and 34,908,076 issued	466	349
Additional paid-in capital	435,130	377,168
Accumulated deficit	(391,416)	(303,538)
Accumulated other comprehensive loss	(2,130)	(1,485)
Note receivable from officer	—	(85)
Unearned compensation	(3,653)	—
Treasury stock, at cost; 304,336 and 1,055,816 shares	(1,504)	(5,209)

Total stockholders’ equity	36,893	67,200

Total liabilities and stockholders’ equity	$237,135	$221,323

See accompanying notes to consolidated financial statements.

F–2

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenue:
Net product revenue	$40,172	$21,717	$14,538
Revenue from license fees, milestones and other	7,739	5,888	127

Total revenue	47,911	27,605	14,665

Costs and Expenses:
Cost of sales	$5,578	$4,110	$2,836
Research and development	46,584	33,624	46,103
Selling, general and administrative	58,758	32,076	29,005
Intangible amortization	6,854	1,912	840
Acquired in-process research and development	13,951	8,093	—

Total costs and expenses	131,725	79,815	78,784

Operating Loss	(83,814)	(52,210)	(64,119)
Other Income/(Expenses):
Investment and other income	2,213	3,002	5,350
Revenue interest expense	(8,781)	(1,557)	—
Interest expense	(5,252)	(3,182)	(501)

Loss before Minority Interest	(95,634)	(53,947)	(59,270)

Minority Interest	7,756	—	—

Net Loss	$(87,878)	$(53,947)	$(59,270)

Basic and Diluted Loss per Common Share	$(2.25)	$(1.82)	$(1.99)

Weighted-average shares used to calculate basic and diluted loss per share	39,037	29,689	29,805

See accompanying notes to consolidated financial statements.

F–3

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash Flows From Operating Activities:
Net loss	$(87,878)	$(53,947)	$(59,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	13,951	8,093	—
Depreciation and amortization	11,565	6,582	5,433
Minority interest	(7,756)	—	—
Non-cash imputed revenue interest expense	2,623	1,500	—
Non-cash compensation expense	1,658	546	620
Loss/ (gain) on sale of marketable securities	429	(153)	(394)
Changes in assets and liabilities:
Accounts receivable	(1,206)	(2,692)	2,451
Prepaid expenses and other current assets and other assets	(4,297)	(970)	2,512
Inventories	131	489	(306)
Accounts payable and other liabilities	12,062	5,337	(1,004)

Net cash used in operating activities	(58,718)	(35,215)	(49,958)

Cash Flows From Investing Activities:
Purchases of investments held by SNDC	(43,000)	—	—
Proceeds from sale of investments held by SNDC	10,938	—	—
Purchases of property and equipment	(1,095)	(18,766)	(282)
Proceeds from disposal of property and equipment	20,819	—	—
Purchases of available-for-sale securities	(11,412)	(93,374)	(72,428)
Proceeds from maturities and sales of available-for-sale securities	32,550	106,964	83,425
Purchase of intangible assets	—	(86,212)	—

Net cash flows from/ (used in) investing activities	8,800	(91,388)	10,715

Cash Flows From Financing Activities:
Net proceeds from issuances of common stock	44,021	26,191	19
Net proceeds from sale of preferred stock by SNDC	40,000	—	—
Proceeds from issuances of debt	1,095	88,527	3,389
Proceeds from revenue interest obligation	—	42,000	—
Proceeds from sale of treasury stock	518	—	524
Purchase of treasury stock	—	(5,280)	—
Principal payments on debt and revenue interest obligation	(3,661)	(4,443)	(6,696)
Debt issuance costs	(105)	(5,230)	—

Net cash flows from/ (used in) financing activities	81,868	141,765	(2,764)

Net increase/ (decrease) in cash and cash equivalents	31,950	15,162	(42,007)
Cash and cash equivalents at the beginning of year	29,939	14,777	56,784

Cash and cash equivalents at the end of year	$61,889	$29,939	$14,777

Supplemental cash flow data:
Net interest paid	$10,535	$859	$447
Stock distributed to 401(k) and ESP plans	854	664	1,066
Non-cash investing and financing activities:
Acquisition of ProQuest	6,781	—	—
Capital lease obligations	596	1,086	1,475

During 2002, the Company converted a $2,473 accounts payable to Cardinal to a note payable.
See accompanying notes to consolidated financial statements.

F–4

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except share data)

	Common Stock				Accumulated	Note
			Additional		Other	Receivable		Treasury	Total
	Number of		Paid-In	Accumulated	Comprehensive	From	Unearned	Stock,	Stockholders’
	shares	Amount	Capital	Deficit	Income (Loss)	Officer	Compensation	at Cost	Equity

Balance, December 31, 2001	29,975,063	$300	$351,553	$(190,321)	$(452)	$(60)	$(52)	$(3,339)	$157,629
Comprehensive loss:
Net loss				(59,270)					(59,270)
Other comprehensive loss:
Unrealized loss on interest rate swap agreements					(452)				(452)
Unrealized gain on available-for-sale securities					217				217
Equity adjustment from foreign currency translation					(4)				(4)

Total other comprehensive loss									(239)

Total comprehensive loss									(59,509)

Exercise of stock options	5,000		19						19
Distribution of 71,693 shares to 401(k) plan			(390)					932	542
Distribution of 99,986 shares to ESP plan			(775)					1,299	524
Distribution of 6,197 shares to consultant			(55)					81	26
Extension of note receivable to officer						(25)			(25)
Amortization of unearned compensation							52		52

Balance, December 31, 2002	29,980,063	300	350,352	(249,591)	(691)	(85)	—	(1,027)	99,258
Comprehensive loss:
Net loss				(53,947)					(53,947)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					510				510
Unrealized loss on available-for-sale securities					(1,304)				(1,304)

Total other comprehensive loss									(794)

Total comprehensive loss									(54,741)

Issuance of common stock	4,868,713	48	25,888						25,936
Issuance of warrants			1,226						1,226
Purchase of 1,100,000 shares of treasury stock								(5,280)	(5,280)
Exercise of stock options	59,300	1	254						255
Distribution of 110,537 shares to 401(k) plan			(489)					975	486
Distribution of 12,677 shares to consultant			(63)					123	60

Balance, December 31, 2003	34,908,076	349	377,168	(303,538)	(1,485)	(85)	—	(5,209)	67,200
Comprehensive loss:
Net loss				(87,878)					(87,878)
Other comprehensive loss:
Unrealized gain on interest rate swap agreements					484				484
Unrealized loss on available-for-sale securities					(1,129)				(1,129)

Total other comprehensive loss									(645)

Total comprehensive loss									(88,523)

Issuance of common stock	11,668,517	117	50,432						50,549
Issuance of 1.5 million warrants			5,238						5,238
Issuance of 500,000 shares of restricted stock			335				(2,800)	2,465	—
Unearned compensation resulting from grant of restricted stock units			1,706				(1,706)		—
Issuance of 50,000 shares under equity compensation plan			36					246	282
Amortization of unearned compensation							853		853
Exercise of stock options (12,933 shares)	62,195		245					64	309
Distribution of 65,962 shares to 401(k) plan			67					325	392
Distribution of 115,013 shares to ESP plan			(105)					567	462
Distribution of 7,572 shares to consultant			8					38	46
Forgiveness of note receivable from officer						85			85

Balance, December 31, 2004	46,638,788	$466	$435,130	$(391,416)	$(2,130)	$—	$(3,653)	$(1,504)	$36,893

See accompanying notes to consolidated financial statements.

F–5

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      Guilford Pharmaceuticals Inc. (together with its subsidiaries, Guilford or the Company) is a pharmaceutical company located in Baltimore, Maryland, engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets.

2.	Symphony Transaction
      In June 2004, the Company licensed to Symphony Neuro Development Company (or SNDC), a newly formed Delaware corporation, its rights in the United States to GPI 1485, a novel compound based on the Company’s neuroimmunophilin ligand technology, for the following four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction (or PPED), HIV-related neuropathy and HIV-related dementia. SNDC agreed to invest approximately $40.0 million to advance GPI 1485 through clinical development in these indications. Currently, the Parkinson’s disease and PPED indications are in Phase II clinical trials and the HIV-related indications are in pre-clinical development.
      In addition to the grant of the license, SNDC’s investors received five-year warrants to purchase 1.5 million shares of the Company’s common stock at $7.48 per share. In consideration for the warrants, the Company received an exclusive option from SNDC’s investors to purchase SNDC. This option was valued at $5.2 million, which represented the corresponding fair value of the warrants using the Black-Scholes method and was expensed in the second quarter of 2004 as acquired in-process research and development because the licensed technology had not reached technological feasibility and had no known alternative future uses. This option is exercisable by the Company at any time beginning April 1, 2005 and ending on the earlier of March 31, 2007 or the 90th day after the date that SNDC provides the Company with financial statements showing cash and cash equivalents of less than $2.0 million. The option exercise price starts at $75.1 million in April 2005 and incrementally increases to a maximum exercise price of $119.8 million in March 2007, and may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s discretion, provided that the Company’s common stock may not constitute more than 50% of the option exercise price.
      RRD International, LLC (or RRD), a company providing clinical trials strategy, design and management expertise, manages SNDC and sub-contracts the ongoing development work to the Company and to other vendors. Under the Company’s agreement with RRD to provide certain clinical development services to SNDC, the Company performs services related to manufacturing, process development, toxicology, patent prosecution and maintenance, and regulatory matters. Through December 31, 2004, the Company has been reimbursed $1.9 million for the services provided to RRD.
      In connection with this transaction, the Company sold $2.8 million of clinical trial supply, at cost, to SNDC during the second quarter of 2004. The Company expensed this clinical trial supply in 2003. Accordingly, the sale of the clinical trial supply resulted in a gain of $2.8 million for the Company. The recognition of this gain is being deferred until the earlier of either the exercise or the expiration of the purchase option (the “Deferral Period”). As mentioned above, the Company provides SNDC with certain clinical development services, which are at market rates, and the excess of the market rate over the cost of the development services also results in a gain for the Company. This gain is also being deferred until the Deferral Period. Deferred gains totaling $4.1 million are included in other liabilities on the December 31, 2004 Consolidated Balance Sheet. This deferred gain did not exist as of December 31, 2003.
      In accordance with Financial Accounting Standards Board (or FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (or FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDC Holdings LLC (or SNDCH), the parent of SNDC, is considered a variable interest entity. Under FIN 46R, the Company has been deemed

F–6

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the primary beneficiary of the variable interest entity because it is most closely associated with SNDCH. Accordingly, the financial results of SNDCH have been consolidated with the Company’s 2004 financial statements.

3.	ProQuest Transactions
      In March 2000, the Company acquired from ProQuest Pharmaceuticals Inc. (or ProQuest) an exclusive worldwide license to a prodrug of propofol, a widely used anesthetic which the Company is developing under the trade name AQUAVAN® Injection (or Aquavan). Pursuant to this transaction, the Company paid approximately $0.7 million for 133,333 shares of common stock of ProQuest and approximately $0.3 million for in-process research and development that was expensed. Under the terms of the agreement, the Company was obligated to make payments based on clinical development milestones and royalties on any product revenue. In 2002, the Company achieved a development milestone related to Aquavan, which resulted in a payment due to ProQuest of $0.8 million and the Company receiving additional shares of the common stock of ProQuest. The estimated market value of the Company’s total investment in ProQuest at December 31, 2003 was $0.9 million and was included in the Consolidated Balance Sheets as other assets.
      In September 2004, the Company initiated the Phase III clinical trial studying Aquavan for procedural sedation in patients undergoing colonoscopy and bronchoscopy procedures. Upon the dosing of the first patient in this Phase III clinical trial, a $1.0 million milestone payment was due and paid to ProQuest. The Company received an additional 400,705 shares of ProQuest common stock for this milestone payment, increasing its total investment in ProQuest to $1.9 million. In order to determine whether the fair value of the Company’s investment in ProQuest was less than its carrying value, the Company performed a discounted cash flow analysis to assess the fair value as of September 30, 2004. Based on this analysis, the Company concluded that the carrying value of its investment was impaired and that the impairment was other than temporary. Consequently, the Company wrote off its $1.9 million investment as acquired in-process research and development as of September 30, 2004.
      In December 2004, the Company acquired the remaining shares of ProQuest that it did not own for $6.9 million by issuing 1,328,517 shares of the Company’s common stock. With this transaction, the Company obtained full ownership of the worldwide intellectual property rights to Aquavan, which is currently in Phase III clinical trials, and received cash, net of liabilities assumed, of less than $0.1 million. As a result, a value of $6.8 million was assigned to the only identifiable intangible asset, the intellectual property rights to Aquavan. This value was expensed as acquired in-process research and development expense at the date of acquisition because the development of Aquavan was not complete, had not reached technological feasibility and had no known alternative use, and consequently, there was considerable uncertainty as to the technological feasibility of the product at the date of acquisition.

4.	Summary of Significant Accounting Policies and Practices

Basis of Presentation
      The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, as discussed above, the Company’s 2004 Consolidated Financial Statements include the accounts of SNDCH. All material intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of the Company’s financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at financial statement date

F–7

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information
      The Company operates in one industry segment, which includes research, development and commercialization of novel products for the life sciences industry. The Company is comprehensively managed and operated as one business by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its product or product candidates. The Company operates primarily from its corporate headquarters located within the United States and derives revenues primarily from its product sales to customers within the United States. During the year ended December 31, 2004, approximately 6% of net product revenue was from customers outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate geographic or product areas and does not have separately reportable segments.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. The Company had cash equivalents, consisting of money market funds, of $38.1 million and $26.5 million at December 31, 2004 and 2003, respectively.

Investments in Marketable Securities
      Investments in marketable securities consist of direct obligations of the U.S. government and U.S. government agencies, asset-backed securities and corporate debt securities. Securities with maturities of one year or less from the balance sheet date are considered current assets, while those with maturities in excess of one year are considered non-current assets. The securities are held for an unspecified period of time and may be sold to meet the Company’s liquidity needs and therefore are classified as available-for-sale. Accordingly, the Company records these securities at fair value, with unrealized gains and losses on securities, reported as of the balance sheet dates, as a component of accumulated other comprehensive loss within the stockholder’s equity section. Realized gains and losses on the sale of available-for-sale securities are determined on a specific identification basis. All dividends and interest income are recognized when earned.
      Investments held by SNDC consist primarily of investments in a money market fund.
      A decline in the security’s market value deemed to be other than temporary is an impairment requiring a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the security is established.

Investment in Equity Securities — Cost Method
      Investments in equity securities that are less than 20% of an investee company’s voting stock and where the Company lacks the ability to significantly influence the investee company are accounted for under the cost method of accounting. Under this method, the Company’s share of the earnings or losses of the investee company is not included in the Consolidated Statements of Operations. A decline in market value of the Company’s investment below cost that is deemed to be other than temporary is an impairment that results in a reduction in the carrying amount to fair value. Such impairment, if any, is charged to current earnings, and an adjusted cost basis for the investment is established.

Interest Rate Swap Agreements
      The Company enters into interest rate swap agreements as a hedge against interest rate fluctuations, to exchange a portion of its variable rate financial obligations for fixed rates. The Company does not speculate on

F–8

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the future direction of rates nor does the Company use these derivative financial instruments for trading purposes. The differential to be paid or received as interest rates change is accrued on the Consolidated Balance Sheet in the other liabilities and recognized as an adjustment of interest expense related to the financial obligation.
      If an interest rate swap agreement is terminated prior to its maturity, the resulting gain or loss is recognized over the remaining term of the agreement if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the interest rate swap agreement is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the agreement is marked to market and any unrealized gain or loss is recognized immediately and charged to current earnings.

Accounts Receivable
      Accounts receivable includes amounts relating to sales of GLIADEL® Wafer (or Gliadel) to a specialty distributor, hospitals and wholesalers and provide for net payments in 91 days, and sales of AGGRASTAT® Injection (or Aggrastat) to wholesalers and provide for net payments in 31 days, both with certain discounts for early payment.
      The allowance for doubtful accounts was less than $0.1 million as of December 31, 2004, compared to $0.8 million as of December 31, 2003. Substantially all of the amounts at December 31, 2003 related to a dispute with Cardinal Health Sales and Marketing Services (or CHSMS) that Cardinal Health Specialty Pharmaceuticals Distribution (or SPD), a division of Cardinal Health Inc. (or Cardinal), offset against an existing trade receivable due to the Company. The receivable due from SPD was written off in the first quarter of 2004 (see Note 21).

Inventory
      Inventory is stated at the lower of cost or market. Cost for Gliadel inventory, representing 56% and 74% of net inventory as of December 31, 2004 and 2003, respectively, is determined using a weighted-average approach, which approximates the first-in, first-out method. Cost for Aggrastat inventory, representing 44% and 26% of net inventory as of December 31, 2004 and 2003, respectively, is determined using a specific cost approach.
      Inventory includes primarily finished goods, in addition to work-in-process and raw materials that may be either available-for-sale, consumed in production or consumed internally in the Company’s development activities. Inventory for internal development activities is expensed in the period in which such inventory is designated for such use.
      The Company records an inventory reserve for estimated expired, obsolete, excess or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based on assumptions about future demand and market conditions.

Property and Equipment
      Property and equipment is stated at cost. Depreciation and amortization is calculated using the straight-line method based on the following estimated useful lives:

# of Years

Building and improvements	5-30
Laboratory, manufacturing, computer and office equipment	2-10
      Amortization of leasehold improvements is computed on the straight-line method based on the shorter of the estimated useful life of the improvement or the term of the lease.

F–9

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Upon the disposition of assets, the costs and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the Consolidated Statements of Operations.
      The Company evaluates the recoverability of the carrying value of property and equipment. The Company considers historical performance and anticipated future results in its evaluation of the potential impairment. Accordingly, when the indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows are less than the assets’ carrying value.

Intangible Assets
      Intangible assets, net of accumulated amortization, include:

•	the cost to reacquire the rights to market, sell and distribute Gliadel from Aventis S.A. and

•	the patent, trademark, customer contracts and related customer relationship costs related to the product rights acquisition of Aggrastat from Merck & Co., Inc. (or Merck) during the fourth quarter of 2003.
      The Company is amortizing the intangible assets using the straight-line method over periods between 10 to 13 years depending on the intangible asset.
      The intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 8).

Revenue Interest Obligation
      In connection with the financing of the Company’s acquisition of the rights to Aggrastat in the fourth quarter of 2003, the Company entered into a Revenue Interest Assignment Agreement (the Revenue Agreement) with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, PRF). Pursuant to the terms of the Revenue Agreement, the Company is obligated to make interest payments based on revenues generated by sales of certain products. This obligation has been recorded as revenue interest obligation in the long-term liability section of the Consolidated Balance Sheets because the Company has significant continuing involvement in the generation of the cash flows payable to PRF. The Company amortizes the obligation under the effective interest method and utilizes an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduces the obligation (see Note 11).

Treasury Stock
      The Company accounts for purchases of treasury stock under the cost method.

Revenue Recognition
      Revenue from sales of Gliadel and Aggrastat is recognized when all four of the following criteria are met:

•	the Company has persuasive evidence that an arrangement exists;

•	the price is fixed and determinable;

•	the title has passed; and

•	the collection is reasonably assured.

F–10

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company records its revenue net of provisions for returns, chargebacks and discounts, which are established at the time of sale. The Company’s credit and exchange policy includes provisions for return of its product that has expired or was damaged in shipment. The Company’s historical return rate is applied to its unit sales to provide an allowance for future product returns. The product return rate is periodically updated to reflect actual experience.
      The product demand by distributor and wholesalers during a given period may not correlate with prescription demand for the product in the period. As a result, the Company periodically evaluates the distributor’s and wholesalers’ inventory positions, and if the Company believes these levels are too high based on prescription demand, it will either:

•	not accept purchase orders from the distributor, or

•	not ship additional products until these levels are reduced, and

•	defer recognition of revenue if it determines that there is excess channel inventory for the product.
      Total product revenue deferred related to excess inventory at distributor and wholesalers and recorded as a liability in accrued expenses and other current liabilities was as follows:

	December 31, 2004	December 31, 2003
($ in thousands)
Gliadel	$415	$—
Aggrastat	336	—

Total	$751	$—

      The deferred product revenue for 2004 will be recognized in the first quarter of 2005. No product revenue was deferred for 2003.
      Collaborative research revenue is recognized, up to contractual limits, when the Company meets its performance obligations under respective collaborative research agreements. Payments received that relate to future performance are deferred and recognized as revenue at the time such future performance has been accomplished. Non-refundable upfront fee arrangements that contain an element of continuing involvement are deferred and recognized as revenue over the involvement period. Contract and licensing revenue is recognized when milestones are met and the Company’s significant performance obligations have been satisfied in accordance with the terms of the respective agreements.

Research and Development and Royalty Expenses
      In the normal course of its business, the Company incurs internal research and development costs, which are expensed as incurred. The internal costs consist of direct expenses, such as salaries and other costs of personnel, raw materials and supplies and indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead. The indirect costs are allocated to research and development generally based on, among other things, the extent of which its research and development efforts make use of facilities, non-project personnel and other general resources. The Company may also incur third-party costs related to these projects, such as contract research, consulting and clinical development costs, which are also expensed as incurred.
      The Company accrues estimated costs for clinical and pre-clinical studies based on estimates of work performed and completion of certain milestones. The Company believes that this method best aligns the expenses it records with the efforts it expends. The Company monitors the progress of the trials and their related activities to the extent possible, and adjusts the accruals accordingly. Adjustments to accruals are charged to expense in the period in which the facts that give rise to the adjustment become known.

F–11

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Royalty expenses related to product revenue are recognized concurrently with the recognition of product revenue and are included as a component of cost of sales. Royalty expenses from third-party sales are recognized concurrent with such revenue recognition and are offset against royalty revenue related to third-party sales.

Income Taxes
      Deferred income tax assets and liabilities are determined based on the tax consequences in future years of differences between the tax bases of assets and liabilities and financial reporting amounts at each year end and are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The deferred tax assets are reduced by valuation allowances or reversed, if necessary, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized as a component of income in the period that such tax rate changes are enacted. Accordingly, the Company provides an allowance for all deferred tax assets and liabilities as there is no assurance that they will be realized.

Stock-Based Compensation
      The Company accounts for stock-based compensation under Accounting Principals Board Opinion No. 25 (or APB 25) and recognizes compensation costs attributable to stock option and similar plans based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock.
      In December 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 have been incorporated herein.
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31

	2004	2003	2002
($ in thousands, except per share data)
Net loss, as reported	$(87,878)	$(53,947)	$(59,270)
Add: Stock-based employee compensation expense included in reported net loss	1,136	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(9,138)	(11,911)	(13,542)

Pro forma net loss	$(95,880)	$(65,858)	$(72,812)

Loss per share:
Basic and diluted, as reported	$(2.25)	$(1.82)	$(1.99)
Basic and diluted, pro forma	$(2.46)	$(2.22)	$(2.44)

Comprehensive Income (Loss)
      Comprehensive loss is comprised of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss, such as unrealized holding gains and losses on available-for-

F–12

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale marketable securities, unrealized gains and losses on hedging instruments and translation adjustments. The purpose of reporting comprehensive loss is to report a measure of all changes in equity of the Company that results from recognized transactions and other economic events of the period, except those resulting from investments by owners and distributions to owners. The measurement and presentation of net loss did not change.

Earnings (Loss) per Share
      Basic loss per share (or EPS) is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is computed by dividing net loss by the weighted-average number of shares outstanding during the period that is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares are excluded if the effect on the EPS is anti-dilutive. At December 31, 2004, 2003 and 2002, there were approximately 0.6 million, 12.4 million and 0.3 million common share equivalents considered anti-dilutive and accordingly were not included in the diluted EPS calculation, respectively, including the 11.1 million common share equivalents related to the Company’s convertible subordinated notes for 2003.

Fair Value of Financial Instruments
      The fair value of the Company’s financial instruments, which approximates carrying value, is the amount for which the instrument could be exchanged in an arms length current transaction between unrelated parties and are determined based on the following:

•	Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses are short duration in nature and are based on cost as of December 31, 2004 and 2003.

•	Investments in debt securities are based on quoted market prices as of December 31, 2004 and 2003 for those or similar investments.

•	Long-term debt is based on discounted future cash flows of each instrument at current rates offered to the Company as of December 31, 2004 and 2003 for similar debt instruments offered by the financial institutions and is not materially different than the carrying value.

•	Interest rate swap agreements are based on using current market pricing models.

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
      The Company sells its products, Gliadel and Aggrastat, primarily to a distributor and a limited number of pharmaceutical wholesalers, respectively, without requiring collateral and as a result has an exposure to credit risk in its trade accounts receivable. As of December 31, 2004, the accounts receivable included the three primary customers, SPD, AmerisourceBergen Drug Corporation and Cardinal, that each accounted for approximately 54%, 11% and 11%, of net accounts receivable, respectively. As of December 31, 2003, accounts receivable included two primary sources, SPD and Merck, as the billing agent for Aggrastat, that each accounted for approximately 28% and 42% of net accounts receivable, respectively.

F–13

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

SFAS 123R:
      In December 2004, FASB issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Bulletin Opinion (or APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service. Accordingly, the adoption of SFAS 123R’s fair value method may have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.
      The full impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 4. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS 151:
      In November 2004, FASB issued SFAS 151, “Inventory Cost.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this statement on its consolidated financial positions, results of operations and cash flows.

SFAS 153:
      In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” This statement amends Accounting Principles Bulletin Opinion (or APB) No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets under APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of the statement is not expected to have a material effect on the Company’s consolidated financial positions, results of operations and cash flows.

F–14

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities and Investments-Restricted
      Marketable securities, which are all available-for-sale and investments-restricted, consist of the following:

				Gross Unrealized
	Principal	Cost/
	Amount	Amortized Cost	Fair Value	Gain	Loss
($ in thousands)
December 31, 2004:
U.S. Government and agencies	$11,384	$11,107	$10,717	$6	$(396)
Corporate debt securities	18,427	17,601	16,433	—	(1,168)
Other debt securities	568	602	555	—	(47)
Restricted money market and certificate deposits(a)	19,899	19,899	19,899	—	—

Total	$50,278	$49,209	$47,604	$6	$(1,611)

December 31, 2003:
U.S. Government and agencies	$24,575	$24,598	$24,498	$106	$(206)
Corporate debt securities	25,280	25,064	24,708	32	(388)
Other debt securities	1,052	1,075	1,055	—	(20)
Restricted money market and certificate deposits(a)	21,743	21,743	21,743	—	—

Total	$72,650	$72,480	$72,004	$138	$(614)

(a)	Investments in marketable securities of $19.9 million and $21.7 million at December 31, 2004 and 2003, respectively, are classified as “Investments-restricted” in the Consolidated Balance Sheets.
      In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the gross unrealized losses and fair value of marketable securities and investments-restricted, by category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total

($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

December 31, 2004:
U.S. Government and agencies	$2,505	$(33)	$7,286	$(363)	$9,791	$(396)
Corporate debt securities	3,300	(155)	13,134	(1,013)	16,434	(1,168)
Other debt securities	—	—	491	(47)	491	(47)

Total	$5,805	$(188)	$20,911	$(1,423)	$26,716	$(1,611)

December 31, 2003:
U.S. Government and agencies	$15,557	$(206)	$—	$—	$15,557	$(206)
Corporate debt securities	16,812	(256)	4,400	(132)	21,212	(388)
Other debt securities	1,030	(20)	—	—	1,030	(20)

Total	$33,399	$(482)	$4,400	$(132)	$37,799	$(614)

U.S. Government and Agencies. The unrealized losses on the Company’s investments in U.S. Government and agencies obligations were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because

F–15

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.
Corporate and Other Debt Securities. The unrealized losses on the Company’s investments in corporate and other debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.
      The amortized cost and fair market value of investments in marketable securities and investments-restricted, by contractual maturities are as follows:

	December 31, 2004		December 31, 2003

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
($ in thousands)
Due in 1 year or less(b)	$29,273	$27,831	$24,255	$24,162
Due after 1 year through 5 years	19,677	19,516	48,225	47,842
Due after 5 years	259	257	—	—

Total	$49,209	$47,604	$72,480	$72,004

(b)	Investments due in 1 year or less of $5.8 million and $7.6 million at December 31, 2004 and 2003, respectively, are classified as “Investments-restricted” in the Consolidated Balance Sheets.
      The gross proceeds and realized gains and losses from maturities and sales of marketable securities are included in investment and other income for the years ended December 31 were as follows:

			Realized
		Cost/
	Proceeds	Amortized Cost	Gross gain	Gross (loss)	Net gain/(loss)
($ in thousands)
2004	$32,550	$32,979	$72	$(501)	$(429)
2003	106,964	106,811	479	(326)	153
2002	83,425	83,031	828	(434)	394

(6)	Inventory
      Inventory consists of the following:

	December 31

	2004	2003
($ in thousands)
Raw materials	$354	$191
Work-in-process	314	275
Finished goods	1,705	2,038

Total inventory, net	$2,373	$2,504

      Cost of sales was charged $1.3 million and $0.6 million during the years ended December 31, 2004 and 2003, respectively, to reflect total Gliadel and Aggrastat inventory at net realizable value.

F–16

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7)     Property and Equipment
      Property and equipment consist of the following:

	December 31

	2004	2003
($ in thousands)
Land	$—	$350
Building	—	18,346
Laboratory equipment	6,016	6,565
Manufacturing equipment	2,484	2,612
Computer and office equipment	5,594	5,907
Leasehold improvements	—	16,245

Total gross property and equipment	14,094	50,025

Less accumulated depreciation and amortization:
Property and equipment, excluding capital leases	(9,076)	(24,876)
Capital leases	(3,260)	(2,754)

Total accumulated depreciation	(12,336)	(27,630)

Total property and equipment, net	$1,758	$22,395

      During the year ended December 31, 2004, the Company sold its corporate and research and development facilities for $20.8 million, net of expenses, and concurrently leased back both properties. Additionally, the Company disposed of approximately $0.7 million and $1.1 million of fully depreciated assets during the years ended December 31, 2004 and 2003, respectively, excluding the assets included in the sale and leaseback transaction.
      Depreciation and amortization and repairs and maintenance expenses were as follows:

	Year Ended December 31

	2004	2003	2002
($ in thousands)
Depreciation and amortization expense:
Property and equipment, excluding capital leases	$2,114	$2,789	$3,026
Capital leases	907	1,202	1,028

Total depreciation and amortization expense	$3,021	$3,991	$4,054

Repairs and maintenance expense	$2,536	$1,947	$2,320

F–17

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets and Acquired In-process Research and Development
      Intangible assets consist of the following:

	Estimated
	Life in Years	December 31, 2004	December 31, 2003
($ in thousands)
Gliadel rights reacquisition	10	$8,412	$8,412

Aggrastat Patents	13	53,390	53,390
Trademarks	13	9,750	9,750
Customer contracts and related customer relationships	13	14,712	14,712
Other	11	267	267

Total Aggrastat		78,119	78,119

Less accumulation amortization		(10,588)	(3,735)

Total intangible assets, net		$75,943	$82,796

      In October 2003, the Company acquired the U.S. product rights, including trademarks and patents, to Aggrastat from Merck for $86.2 million, including transaction costs. The Company recorded, based on a valuation by a third party and by the Company’s management, intangible assets of $78.1 million with estimated lives, subject to change, ranging between 11 and 13 years, and acquired in-process research and development of $8.1 million, which was expensed. The fair value was determined utilizing a present value technique involving a discounted cash flow analysis. Under this approach, fair value reflected the present value of the projected future cash flows that would be generated by the in-process research and development. A 35% risk adjusted discount rate was used in calculating the present value.
      At the date of acquisition, the development of Aggrastat for use in Percutaneous Coronary Intervention (or PCI) was not complete, had not reached technological feasibility and had no known alternative future uses. Consequently, there was considerable uncertainty as to the technological feasibility of the product for this indication at the date of acquisition. The Company did not foresee any alternative future benefit from the acquired in-process research and development other than specifically related to the PCI indication under development. Significant technological and regulatory approval risks were associated with the development of the product for a PCI indication. Achieving such an indication would require significant amounts of future time, effort, and substantial development costs, which would be incurred by the Company. The efforts required to develop the acquired in-process research and development into commercially viable products included the completion of the clinical-trial testing, regulatory approval and commercialization. The principal risks related to achieving the indication under development were the outcomes of clinical studies and regulatory filings. Since pharmaceutical products cannot be marketed without regulatory approvals, the Company would not receive any benefits unless regulatory approval is obtained. Accordingly, the portion of the purchase price, related to the products under development of $8.1 million, was allocated to acquired in-process research and development and was expensed at the date of acquisition.
      In October 2000, the Company entered into a Rights Reversion Agreement (the Rights Reversion Agreement) with Aventis, pursuant to which the Company reacquired the rights to market, sell and distribute Gliadel. In consideration for the reacquisition of these rights, the Company issued to Aventis 300,000 shares of its common stock, valued at approximately $8.4 million, assumed the obligations for product returns subsequent to December 31, 2000, and granted Aventis certain registration rights with respect to such stock. In accordance with the terms of the Rights Reversion Agreement, effective January 1, 2001, the Company has been responsible for all aspects of the worldwide marketing, sale and distribution of Gliadel (except in

F–18

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Scandinavia where Gliadel is distributed by Orion Corporation Pharma). Upon reacquisition, the Company determined that this intangible asset had a finite life and would be amortized over a life of 10 years.
      Amortization expense for the years ended December 31, 2004, 2003 and 2002 were $6.9 million, $1.9 million and $0.8 million, respectively.
      Amortization expense related to the above intellectual properties is expected to be approximately $6.9 million a year for 2005, 2006, 2007, 2008 and 2009.

9.	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following:

	December 31, 2004	December 31, 2003
($ in thousands)
Accrued interest payable	$1,818	$1,967
Accrued sales returns	1,107	880
Other	3,430	743

Total	$6,355	$3,590

10.	Long-term Debt
      Long-term debt, including capital lease obligations, consist of the following:

	December 31, 2004	December 31, 2003
($ in thousands)
5% convertible subordinated note, due July 2008, interest paid semi-annually	$69,354	$69,354
Term loan due to Wachovia Bank National Association, due May 2008, variable interest rate	17,312	18,252
Commercial bank note, due April 2006, variable interest rate	1,500	2,250
Maryland Economic Development Corporation Bond, due December 2004, variable interest	—	941
2% note payable to City of Baltimore, due December 2009	315	370
Capital leases, interest of 4.5% to 9.6% (See Note 14)	1,828	946
4% other note payable, due April 2004	—	166

Total long-term debt, including current portion	90,309	92,279
Less: current portion of long-term debt and capital lease obligations	(2,916)	(3,394)

Total long-term debt, net of current portion	$87,393	$88,885

      Aggregate maturities of long-term debt and capital lease obligations for each of the five years subsequent to December 31, 2004, and thereafter are approximately:

($ in thousands)
2005	$2,916
2006	2,297
2007	1,078
2008	83,952
2009	66

Total	$90,309

F–19

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Subordinated Notes
      In June 2003, the Company issued $60.0 million of convertible subordinated notes (or Notes) due July 1, 2008. In July 2003, the initial purchasers of the Notes exercised an option to purchase an additional $9.4 million of the Notes under the same terms and conditions of the initial issuance. Interest on the Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 each year, commencing on January 1, 2004. The Notes are convertible, at the option of the holder at any time prior to maturity, into shares of the Company’s common stock at a conversion price of $6.24 per share. The Company has the option to redeem the Notes on or after July 6, 2006. The cost to redeem the Notes prior to July 6, 2007 is 102.00% of the principal amount. If the Company elects to redeem the Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount.

Term Loan
      In May 2003, the Company entered into a five-year $18.8 million term loan agreement with Wachovia Bank National Association (or Wachovia), the proceeds of which were used to acquire the Company’s research and development facility. The Company entered into a swap agreement that effectively fixed the interest rate on this indebtedness at 5.36%. The agreement required monthly principal payments of approximately $940,000 per year, and a lump sum principal payment of approximately $15.0 million would have been due in May 2008. Under the terms of the loan, the Company was required to maintain a restricted cash collateral account in the amount of the remaining unpaid principal of the loan. In accordance with the terms of the loan, the Company had a restricted cash collateral account balance of $17.3 million and $18.3 million at December 31, 2004 and 2003, respectively.
      Subsequent to December 31, 2004, the Company paid off the remaining principal balance outstanding on the term loan, and as a result, the related cash collateral account balance has been released and the swap agreement has been paid and terminated (see Note 12).

Commercial Loan
      The Company entered into a swap agreement that effectively fixed the interest rate on this indebtedness at 2.78%. The agreement required four equal annual installments of $750,000 with the final payment due on April 30, 2006.

Maryland Economic Development Corporation Bond
      The Company entered into a swap agreement that effectively fixed the interest rate on this indebtedness at 6.06%. The agreement required monthly installments including principal and interest. In December 2004, the Company made the final payment due under the bond financing agreement.

Restrictive Covenants
      The debt agreements referred to above contain restrictions that require the Company to meet certain financial covenants. Under the terms of the Wachovia term loan, the Company maintained cash collateral of $17.3 million and $18.3 million at December 31, 2004 and 2003, respectively (equal to the unpaid principal balance of the loan). In accordance with the commercial loan agreement, the Company maintained cash collateral of $1.5 million and $2.2 million at December 31, 2004 and 2003, respectively (equal to 100% of the outstanding principal balance). Under the bond financing arrangement, the Company maintained cash collateral of $0.2 million at December 31, 2003 (equal to approximately 18.2% of the outstanding principal balance less $100,000). No such collateral was necessary as of December 31, 2004, because the final repayment was made in December 2004. Total collateral is included in the investments-restricted on the

F–20

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Balance Sheets. Other covenants preclude the Company from declaring any cash dividends on its common stock without prior written consent.

11.	PRF Revenue Interest Obligation
      On October 28, 2003, the Company acquired from Merck the rights to Aggrastat in the United States and its territories for a purchase price of $84.0 million. The Company paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF (as outlined in Note 4 above) pursuant to the Revenue Agreement. Below is a summary of the terms:

•	PRF is entitled to receive:

•	from October 28, 2003 through December 31, 2006 — 10% of the Company’s combined net revenue from Gliadel and Aggrastat up to $75.0 million and 2.5% of those annual net revenues in excess of $75.0 million;

•	from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF) — 17.5% of the Company’s combined net revenue from Gliadel and Aggrastat up to $75.0 million and 3.5% of those annual net revenues in excess of $75.0 million;

•	the revenue interest percentages can increase if the Company fails to meet contractually specified levels of annual net revenue from products for which PRF is entitled to receive its revenue interest; and

•	minimum payments payable quarterly totaling $5.0 million in 2004, $6.3 million in 2005, $7.5 million in 2006, $10.0 million per year in 2007 through 2009, and $12.5 million per year in 2010 through 2012. The Company paid $5.8 million and $0.1 million to PRF, related to the minimum payments requirement, during the years ended December 31, 2004 and 2003, respectively.

•	During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenue from products that we may acquire in the future or of our product candidates Aquavan and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively.

•	PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

•	PRF received a security interest in the assets related to Gliadel and Aggrastat. As a result of this security interest, the Company may not be free to utilize those assets at its discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition, the Company’s ability to enter into corporate partnerships or strategic alliances with respect to these assets.

•	PRF may be entitled to require the Company to repurchase its revenue interest under the following circumstances:

•	if the Company fails to maintain an escrow account funded with eight quarters of minimum payments to PRF in the aggregate of $13.8 million and $11.3 million as of December 31, 2004 and 2003, respectively, or fails to maintain at least $20.0 million of net working capital;

•	if the Company fails to make its minimum payments to PRF;

F–21

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	if the Company sells Gliadel and Aggrastat (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products);

•	upon the occurrence of a bankruptcy or similar event; or

•	upon certain conditions related to a change of control of the Company.

The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that the Company has previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million.
      Revenue interest expense, calculated using the effective interest method, was $8.8 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively. The Company utilizes an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduces the future obligation.

12.	Interest Rate Swap Agreements
      The Company entered into interest rate swap agreements with a commercial bank (the Counterparty) to reduce the impact of fluctuations in market interest rates on certain financial obligations. These agreements have a total notional principal value of approximately $18.8 million and $21.4 million at December 31, 2004 and 2003, respectively. Pursuant to these interest rate swap agreements, the Company pays a fixed rate of interest to the Counterparty and receives from the Counterparty a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate, to operations. Accordingly, the Company has fixed interest rates on its December 31, 2004 and 2003 financial obligations between 2.78% and 5.36% and between 2.78% and 6.06%, respectively. These interest rate swap agreements have the same maturity dates as the respective financial obligations and expire on various dates through May 2008.
      In the event of non-performance by the Counterparty, the Company could be exposed to market risk related to interest rates. When the fair value of the agreements is positive, the Counterparty owes the Company, which creates market risk for the Company. Conversely, when the fair value of the agreements is negative, the Company owes the Counterparty and, therefore, it does not possess market risk. At December 31, 2004 and 2003, the fair value of the interest rate swap agreements was a liability of $0.6 million and $1.1 million, respectively. Current market pricing models were used to estimate fair values of these interest rate swap agreements.
      Subsequent to December 31, 2004, a swap agreement that had a notional principal value of $17.3 million as of December 31, 2004 was terminated because it was paid, and resulted in a realized loss of $0.6 million (see Note 10).

13.	Restructuring
      In July 2002, the Company announced a workforce reduction of 58 employees, most of whom worked in the areas of research and development. As a result of this reduction, the Company recorded a restructuring charge and a corresponding reserve of $1.3 million during 2002. The Company’s restructuring plans and associated costs consisted of employee termination costs, including severance pay, related payroll taxes and insurance, and outplacement services. All terminations and termination benefits were communicated to the affected employees during the third quarter of 2002 and fully paid by August 2003.

14.	Leases
      In December 2004, the Company sold its corporate and research and development facilities for $20.8 million, net of expenses, and concurrently leased back the properties for an initial term of 15 years. The

F–22

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating lease is renewable at the Company’s option for two additional terms of ten years each. A gain of $1.5 million from the sale is being deferred and is being amortized as a reduction of rent expense over the initial term of 15 years. The current and long-term portions of this gain are recorded in other current liabilities and other liabilities, respectively at December 31, 2004. The Company had acquired the research and development facility in May 2003, and had entered into a five-year $18.8 million term loan agreement with Wachovia in order to finance the acquisition.
      At December 31, 2004, the Company’s future minimum operating lease commitments related to all non-cancelable leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments were as follows:

	Operating Leases	Capital Leases
($ in thousands)
2005	$3,186	$1,266
2006	2,869	575
2007	2,788	82
2008	2,872	44
2009	2,958	—
Remainder	33,711	—

Total minimum lease payments	$48,384	1,967

Less: imputed interest		(139)

Present value of net minimum lease payments		1,828
Less: current maturities of capital lease obligations		(1,165)

Capital lease obligations, excluding current portion		$663

      Rent expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $1.8 million, $2.9 million and $4.8 million, respectively. Rent expense is expected to increase by $2.2 million in 2005 as a result of the December 2004 sale and leaseback transaction.

15.	Income Taxes
      As of December 31, 2004, the Company had net operating loss (or NOL) carryforwards and tax credit carryforwards of approximately $364.3 million and $13.3 million, respectively, available for Federal income tax purposes that expires at various dates between 2010 and 2024. Included in the NOL is $11.9 million attributable to SNDC. Approximately $3.9 million of the NOL carryforwards result from tax deductions related to equity-based compensation, which will be a credit to additional paid-in capital when and if realized. NOL carryforwards are subject to ownership change limitations and may also be subject to various other limitations on the amounts to be utilized.

F–23

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Actual income tax (benefit)/expense differs from the expected income tax (benefit)/expense computed at the effective Federal rate as follows:

	For the Year Ended December 31

	2004	2003	2002
($ in thousands)
Computed expected tax benefit at statutory rate	$(29,879)	$(18,342)	$(20,152)
State income tax, net of Federal benefit	(3,389)	(2,098)	(3,330)
SNDC NOL	(4,584)	—	—
Research and development and other permanent differences	4,671	3,064	—
Maryland NOL and other adjustments	2,127	—	—
General business credit generated	(1,449)	(1,130)	(1,292)
Other, net	149	425	(318)

	(32,354)	(18,081)	(25,092)
Increase in valuation allowance	32,354	18,081	25,092

Total	$—	$—	$—

      Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31

	2004	2003
($ in thousands)
Deferred tax assets:
Net operating loss carryforwards	$137,084	$114,961
SNDC NOL	4,584	—
Research and experimentation credits	13,107	11,721
Compensatory stock grants	1,951	887
Depreciation	1,382	1,286
Amortization	798	438
Accrued expenses	2,397	1,091
Contribution carryover and capitalized start-up costs	246	249
Deferred revenue	2,345	—
Other	515	499

Total deferred tax assets	164,409	131,132
Deferred tax liabilities:
Prepaid expenses and other	(1,296)	(374)

Net deferred tax assets	163,113	130,758
Valuation allowance	(163,113)	(130,758)

Net deferred tax assets	$—	$—

      The Company is uncertain of the realization of the tax benefit associated with the deferred tax assets related to the Company’s NOL carryforwards and other items, as the Company’s future earnings are uncertain. Accordingly, a valuation allowance has been established equal to deferred tax assets which may not be realized in the future, resulting in deferred tax assets being completely reserved for as of December 31, 2004, 2003 and 2002. The change in the valuation allowance was an increase of approximately $32.4 million, $18.1 million and $25.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

F–24

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Capital
      In December 2004, the Company acquired the remaining shares of ProQuest that it did not own for $6.9 million by issuing 1,328,517 shares of the Company’s common stock. With this transaction, the Company obtained full ownership of the worldwide intellectual property rights to Aquavan, which is currently in Phase III clinical trials, and received cash, net of liabilities assumed, of less than $0.1 million (see Note 3).
      In July 2004, the Company completed a public offering of its common stock. The Company raised approximately $43.7 million, net of offering costs, through the issuance of 10,340,000 shares of its common stock. Proceeds from the equity issuance are being used to fund clinical trials for Aquavan and Aggrastat, further develop the Company’s pre-clinical product candidates and for general corporate purposes.
      In June 2004, the Company licensed to SNDC, its rights in the United States to GPI 1485. In conjunction with the transaction, the Company issued, to SNDC’s investors, five-year warrants to purchase 1.5 million shares of the Company’s common stock at $7.48 per share. The fair value of the warrants, using the Black-Scholes method, was valued at $5.2 million and was expensed as acquired in-process research and development (see Note 2).
      In December 2003, the Company sold 4,807,326 newly issued shares of its common stock to certain institutional investors in a Private Investment in Public Equity transaction, resulting in net proceeds to the Company of approximately $25.8 million. In conjunction with this transaction, the investors received seven-year warrants to purchase 961,465 shares of the Company’s common stock at an exercise price of $7.55 per share.
      During the year ended December 31, 2003, the Company repurchased 1,100,000 shares of its common stock at an aggregate cost of approximately $5.3 million. No stock repurchase occurred during the years ended December 31, 2004 and 2002.
      In October 2003, the Company acquired the rights to Aggrastat in the United States and its territories from Merck. In order to finance the acquisition, the Company entered into a $42.0 million revenue interest financing arrangement with PRF. In addition to an entitlement to receive certain percentage of the Company’s product revenue, PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share (see Note 11).
      The Company is authorized to issue up to 4,700,000 shares of preferred stock in one or more different series with terms fixed by the Board of Directors. Stockholder approval is not required to issue this preferred stock. There were no shares of this preferred stock outstanding at December 31, 2004 or 2003.
      As of December 31, 2004, warrants outstanding were as follows:

	Total	Exercise Price
	# of Warrants	Per Warrant	Expiration Date
(shares in thousands)
Paul Royalty Fund, L.P.	300	$9.15	October 2008
Symphony Neuro Development Company	1,500	$7.48	June 2009
Private Investment in Public Equity	962	$7.55	December 2010

17.	Stockholder Rights Plan
      In September 1995, the Board of Directors adopted a Stockholder Rights Plan in which preferred stock purchase rights (or Rights) were granted at the rate of one Right for each share of common stock. All Rights expire on October  10, 2005. At December 31, 2004, the Rights were neither exercisable nor traded separately from the Company’s common stock, and become exercisable only if a person or group becomes the beneficial owner of 20% or more of the Company’s common stock or announces a tender or exchange offer that would result in its ownership of 20% or more of the Company’s common stock without the approval of the Board of

F–25

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Directors. The Company’s other stockholders have the right to purchase $120 worth of common stock of the Company at the exercise price of $60 per Right, which would effectively enable such Rights holders to purchase common stock at one-half of the then current price.
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

18.	Equity Compensation Plans
      The Company currently grants stock options, restricted stock units and restricted stock (together, Share Options) under its equity compensation plans to provide eligible individuals with an opportunity to acquire or increase an equity interest in the Company and to encourage these individuals to continue in the employment of the Company and contribute to its success. Eligible individuals include full-time employees of the Company and others, whose participation in the Plan is determined by the Board of Directors, to be in the best interests of the Company.
      If an employee’s employment with the Company terminates for any reason, other than by reason of death or permanent disability, the unvested portion of the employee’s Share Options are forfeited. All unvested Share Options vest immediately upon events constituting a change in control of the Company.
      In December 2004, the Company established the Dean J. Mitchell Employment Inducement Plan, specifically for Share Options grants for Dean Mitchell, the Company’s Chief Executive Officer, and authorized 2.1 million shares.
      The summary of various equity compensation plans is as follows (together, the Plans):

Plan	Description

Active Plans:
2002 Stock Option and Restricted Share Plan	Provide Share Options to employees, directors and consultants of the Company
Dean J. Mitchell Employment Inducement Plan	Provide Share Options to Dean Mitchell, the Chief Executive Officer of the Company
Inactive Plans*:
1998 Stock Option and Restricted Share Plan	Provide Share Options to employees, directors and consultants of the Company
1993 Stock Option and Restricted Share Plan	Provide Share Options to employees, directors and consultants of the Company
Directors’ Stock Option Plan	Provide Share Options to directors of the Company

*	Pursuant to adoption of 2002 Stock Option and Restricted Share Plan in 2002, these plans were terminated with respect to any future grants, although any awards previously granted would continue to remain outstanding. Any forfeitures and cancellations under these plans are added to 2002 Stock Option and Restricted Share Plan.
      As of December 31, 2004, there were 1,436,182 shares and 500,000 shares available for grant under the 2002 Plan and the Dean J. Mitchell Employment Inducement Plan, respectively.

F–26

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options:
      The Company generally grants to its employees, stock options upon the commencement of their employment, and in the first quarter of each year as a long-term incentive bonus award, to the extent approved by the Compensation Committee of the Board of Directors. Stock options are granted at a price per share equal to the fair market value of the Company’s common stock on the day immediately preceding the grant date, or if later, the employees’ employment commencement date with the Company, and are exercisable for a period of not more than ten years from the grant date. The first 25% of the option shares of each grant vests on the first anniversary of the respective grant date, and thereafter, the remaining option shares are vested ratably in 36 months.
      Option grants to the Company’s directors vest 50% on the first anniversary of the grant date and are 100% vested on the second anniversary of the grant date. Option grants to consultants vest based upon either the passage of time or the achievement of certain milestones.
      A summary of the Company’s stock option activities is as follows:

	Total	Weighted-Average
	# of Options	Exercise Price
(shares in thousands)
December 31, 2001	5,455	$18.66
Granted	2,131	7.55
Exercised	(5)	3.09
Forfeited	(1,726)	16.94

December 31, 2002	5,855	15.14

Granted	1,171	3.88
Exercised	(59)	4.30
Forfeited	(974)	12.63

December 31, 2003	5,993	13.45

Granted	2,359	6.49
Exercised	(75)	4.11
Forfeited	(536)	10.12

December 31, 2004	7,741	$11.65

Exercisable balance as of December 31, 2004	4,676	$15.13

F–27

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, total options outstanding and exercisable by price range are as follows:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	As of	Average	Average	As of	Average
	December 31,	Exercise	Remaining	December 31,	Exercise
	2004	Price	Contractual Life	2004	Price
(shares in thousands)
$ 0.01 – $ 5.00	1,158	$3.70	8.0	585	$3.67
5.01 – 10.00	3,415	7.16	8.4	956	8.11
10.01 – 15.00	853	13.49	2.5	851	13.49
15.01 – 20.00	1,632	18.76	4.5	1,601	18.75
20.01 – 30.00	676	28.27	4.6	676	28.28
30.01 – 40.00	7	30.63	2.7	7	30.63

	7,741	$11.65	6.5	4,676	$15.13

Pro Forma Option Information
      Using the Black-Scholes option pricing model, the per share weighted-average fair value for all stock options granted during 2004, 2003 and 2002 was $3.59, $1.80 and $4.69, respectively, based on the following weighted-average assumptions on the date of grant:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.4%	2.8%	2.6%
Volatility	70.6%	77.3%	76.0%
Expected life in years	4	4	4

Restricted Stock and Restricted Stock Units:
      The Company issues restricted stock and grants restricted stock units to certain of its officers and directors. Both the restricted stock and restricted stock units are valued at the fair market value of the Company’s common stock on the day immediately preceding the date of the grant and are subject to a vesting period determined by the Compensation Committee of the Board of Directors. If the grant does not require the officer to pay for the stock underlying the grant, at the time of the grant, the Company records unearned compensation in the amount of the fair market value of the Company’s common stock on the date of the grant multiplied by the number of shares of restricted stock issued or restricted stock unit granted. This unearned compensation is expensed ratably over the service period.
      In 2004, the Company granted 117,670 shares of restricted stock units with a weighted average grant date fair value of $5.00 to an executive officer and directors. The Company also granted restricted stock units, which represents the right to receive $1.0 million worth of common stock (not to exceed 100,000 shares of common stock) to an executive officer, that will vest on the earlier of February 12, 2011 or the date of a change of control of the Company, if earlier.

Employee Stock Purchase Plans
      The Company has two employee stock purchase plans, the 2002 Stock Purchase Plan and the 2001 Stock Purchase Plan, to encourage and assist employees to acquire an equity interest in the Company. Eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase shares of the

F–28

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock at 85% of the fair market value of the common stock on either the first or last trading day of the offering period, whichever is lower.

Plan (shares in thousands)	Authorized # of Shares	# of Shares Issued

2002 Stock Purchase Plan(a)	300	203
2001 Stock Purchase Plan(b)	300	73

(a)	Approved by shareholders and therefore, is intended to comply with the requirements of Section 423 of the Internal Revenue Code.

(b)	Not subject to shareholder approval and therefore, does not currently comply with the requirements of Sections 421 and 423 of the Internal Revenue Code.

19.	401(k) Profit Sharing Plan
      The Company’s 401(k) Profit Sharing Plan (or the 401(k) Plan) is available to all employees meeting certain eligibility criteria and permits participants to contribute up to certain limits as established by the Internal Revenue Code. The Company may make contributions equal to a percentage of a participant’s contribution or may contribute a discretionary amount to the 401(k) Plan.
      The Company currently elects to match employee contributions with the Company’s common stock equal to 50% of the first 6% of an employee’s voluntary contribution. Such amounts vest 25% per year, based on a participant’s years of service with the Company, and can be, at the option of the employee, redeemed for cash within the 401(k) Plan. The Company has made non-cash contributions of Company stock of approximately $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

20.	Related Party Transaction

Mr. Dean J. Mitchell’s Employment Letter of Agreement
      Effective December 1, 2004, Dean J. Mitchell, the Company’s new President and Chief Executive Officer joined the Company. In accordance with the November 16, 2004 letter of agreement entered into with Mr. Mitchell, in addition to a base salary and bonus potential, the Company granted to Mr. Mitchell:

•	options to purchase 1,000,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s common stock on the day immediately preceding the date of the grant, 25% of which will vest on the first anniversary of the grant, and the remainder of which will vest in equal monthly installments over the next 36 months;

•	50,000 shares of common stock, fully vested as of the date of grant;

•	250,000 restricted shares of common stock that will vest on the first anniversary of his employment with the Company or earlier upon a certain acceleration event (to mean death, disability, termination without cause or termination by Mr. Mitchell for good reason, as defined per the letter of agreement);

•	250,000 restricted shares of common stock, vesting seven years from the commencement of his employment or in 2007, 2008 and 2009 if certain performance milestones to be determined are met;

•	options to purchase 250,000 shares in February 2006 and 250,000 shares in February 2007 of the Company’s common stock with an exercise price equal to the fair market value of the Company’s common stock on the day immediately preceding the date of grant, 25% of which will vest on the first anniversary of the grant, the remainder of which will vest in equal monthly installments over the next 36 months; and

F–29

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a restricted stock unit grant that will vest on the earlier of February 12, 2011 or the date of a change of control of the Company, which represents the right to receive $1.0 million worth of common stock on that date (not to exceed 100,000 shares of common stock).
      In 2004, the Company recorded unearned compensation to stockholders’ equity for $3.8 million for the fair value of the equity instruments granted to Mr. Mitchell and is amortizing the unearned compensation into earnings over the service period. As of December 31, 2004, $3.7 million in unearned compensation remained to be amortized for Mr. Mitchell.
      The letter of agreement also provides for a severance benefit of two years of salary continuation, an outplacement support and the right to exercise the vested stock options for a period of one to three years after termination, depending on the termination circumstances.
      In addition, the Company and Mr. Mitchell entered into an Executive Change in Control and Severance Agreement under which he will be entitled to a severance benefit following a change in control of the Company of three times his base salary, acceleration of unvested options and restricted stock, and benefits continuation for up to three years.

Dr. Craig R. Smith’s Consulting and Separation Agreement
      On September 3, 2004, the Company entered into a consulting and separation agreement with Craig R. Smith, M.D., the Company’s former President, Chief Executive Officer and Chairman of the Board, in connection with the announcement of his resignation, which became effective on December 1, 2004 (the Retirement Date) with the commencement of Mr. Mitchell’s employment with the Company as the Company’s new President and Chief Executive Officer.
      Pursuant to the consulting and separation agreement, the Company continued to pay Dr. Smith’s salary, benefits, expenses and other compensation until the Retirement Date. Subsequent to the Retirement Date, the Company will:

•	pay a consulting fee equal to his last base salary and benefits for an additional thirty-six months in consideration of one year’s consulting services;

•	pay a cash payment equal to 50% of his last base salary as Chief Executive Officer, payable:

•	50% on January 3, 2005 and

•	50% at the one-year anniversary of his retirement; and

•	grant 100,000 restricted stock units.
      The Company recorded $1.9 million, the net present value of the consulting fee and cash payment, as compensation expense and also recorded a corresponding consulting and separation liability. The remaining liability as of December 31, 2004 was $1.9 million. The Company also recorded an additional compensation expense of $0.6 million primarily related to the 100,000 restricted stock units.

Others
      Pursuant to the consulting agreement entered into in September 1995, the Company has paid Solomon H. Snyder, M.D., a director, approximately $0.2 million for consulting services for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002. These services include assisting the Company in recruiting scientific staff, advisement on acquisitions of new technologies and laboratory equipment and participation in business meetings with the President and Chief Executive Officer of the Company.

F–30

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the sale of 34,129 shares of the Company’s common stock in February 1994 to John P. Brennan, Senior Vice President, Technical Operations, Mr. Brennan delivered to the Company a $60,000 full-recourse note with an annual interest rate of 5.34%. That note, as amended, was due and payable in February 2002, at which time the Company extended the payment date of the note to February 2004. In January 2004, the Compensation Committee of the Board of Directors forgave the obligation under the note, which at the time equaled approximately $94,200 of principal and interest. The forgiveness of the note was a taxable event for Mr. Brennan and Mr. Brennan is responsible for those tax obligations. The forgiveness of the note was in connection with the planned retirement of Mr. Brennan from the Company, which will be effective May 2005.

21.	Commitments and Contingencies

Merck Royalty on Aggrastat Net Revenue
      In connection with the acquisition of Aggrastat, the Company granted Merck a royalty based on net revenue from Aggrastat. From October 2003 until December 31, 2006, the agreement provides that Merck will not receive royalty payments on net revenue less than $40.0 million. On net revenue above $40.0 million prior to December 31, 2006 and beginning on January 1, 2007, on all revenue from Aggrastat, Merck will receive royalty payments ranging from 5% to 20% of Aggrastat net revenue, based upon the Company’s achievement of certain net revenue thresholds. The royalty payments to be paid to Merck are calculated as follows:

Royalty Payment %	Aggrastat Net Revenue

Years 2004 to 2006:
0%	up to $40.0 million
10%	in excess of $40.0 million and less than $50.0 million
12%	in excess of $50.0 million and less than $75.0 million
14%	in excess of $75.0 million and less than $100.0 million
20%	in excess of $100.0 million
Years 2007 and thereafter:
5%	up to $28.0 million
10%	in excess of $28.0 million and less than $50.0 million
12%	in excess of $50.0 million and less than $75.0 million
14%	in excess of $75.0 million and less than $100.0 million
20%	in excess of $100.0 million

Research and Development Commitments
      The Company has entered into various agreements in order to advance its research and development activities. These agreements may take the form of research and development agreements, consulting agreements and/or licensing agreements. As of December 31, 2004, the Company had committed to fund approximately $43.0 million pursuant to these agreements, including $6.6 million committed by SNDC. Approximately 61% of this amount will be incurred during 2005.
      The Company has entered into various licensing agreements for certain of its technologies, which commit the Company to minimum annual research spending on certain mutually agreed-upon research and development projects. In the aggregate, these minimum annual research expenditures are approximately $0.8 million. These minimum annual research expenditures typically continue until marketing approval of a product incorporating the licensed technology. In addition, certain of these licensing agreements require the Company to make payments upon achieving specific milestones as well as requiring the payment of royalties

F–31

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on future net revenue of licensed products, if any, as well as a percentage of all payments received by the Company from sublicensees, if any.

Manufacturing Commitment for Aggrastat
      The Company has entered into a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of December 31, 2004, the Company has committed to purchasing approximately $6.6 million, of which approximately $1.6 million will be incurred during 2005.

Cardinal Health Sales and Marketing Services Dispute
      During 2002, the Company terminated its agreement with CHSMS to provide a contract sales force. The termination led to a dispute regarding amounts owed to CHSMS at the termination date. The Company did not believe it had any remaining obligations to CHSMS at December 31, 2002 relative to the agreement; however, CHSMS had asserted that it might be owed $0.8 million.
      In March 2003, the Company received a notice from Cardinal that SPD, an affiliate of CHSMS and another subsidiary of Cardinal, was going to offset the amount CHSMS claimed the Company owed it against an account payable that SPD owed the Company, in addition to taking certain unearned prompt payment discounts. SPD is the specialty distributor to whom the Company sells Gliadel. The Company did not believe that Cardinal or SPD had the right to make an offset under the Company’s agreement with SPD for amounts that CHSMS claimed the Company owed it. As of December 31, 2003, the Company had recorded a reserve of $0.8 million for the SPD receivable that was not paid when due, and subsequently in the first quarter of 2004, the amount was written off.

General
      The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, there exist no matters that are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

22.	Quarterly Financial Data (unaudited)
      The following table sets forth summarized unaudited quarterly results for the years ended December 31, 2004 and 2003:

($ in thousands, except per share data)
Quarter Ended	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenue	$8,928	$11,149	$17,322	$10,512
Gross margin(1)	7,736	9,515	8,370	8,973
Net loss	(18,068)	(21,267)	(14,461)	(34,082)
Net loss per common share	$(0.53)	$(0.63)	$(0.33)	$(0.76)

Quarter Ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenue	$3,463	$10,602	$5,420	$8,120
Gross margin(1)	2,511	3,971	4,327	6,798
Net loss	(11,193)	(5,354)	(13,282)	(24,118)
Net loss per common share(2)	$(0.37)	$(0.18)	$(0.46)	$(0.80)

F–32

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Gross margin is calculated as net product revenue less cost of sales.

(2)	Due to rounding, the net loss per common share for the four quarters does not agree to the net loss per common share for the year ended December 31, 2003.
      In December 2004, the Company sold its corporate and research and development facilities for $20.8 million, net of expenses, and concurrently leased back the properties for an initial term of 15 years. The Company deferred the gain of $1.5 million on the sale leaseback transaction and is amortizing the gain as a reduction of rent expense over the initial 15 year term.

F–33

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
SCHEDULE II
($ in thousands)

		Additions

Description	Balance	Charge to Costs					Balance
(Balance sheet caption)	Jan. 1, 2002	and Expenses		Charged to Other	Deductions		Dec. 31, 2002

Allowance for doubtful accounts (Accounts receivable)	$152	$(125)		$—	$—		$27
Product return reserve (Accrued expenses and other current liabilities)	751	1,314	(a)	—	(1,773	)(b)	292

		Additions

Description	Balance	Charge to Costs					Balance
(Balance sheet caption)	Jan. 1, 2003	and Expenses		Charged to Other	Deductions		Dec. 31, 2003

Allowance for doubtful accounts (Accounts receivable)	$27	$799		$—	$(10)		$816
Product return reserve (Accrued expenses and other current liabilities)	292	1,639	(a)	—	(1,051	)(b)	880

		Additions

Description	Balance	Charge to Costs					Balance
(Balance sheet caption)	Jan. 1, 2004	and Expenses		Charged to Other	Deductions		Dec. 31, 2004

Allowance for doubtful accounts (Accounts receivable)	$816	$39		$—	$(829)		$26
Product return reserve (Accrued expenses and other current liabilities)	880	2,054	(a)	—	(1,827	)(b)	1,107

(a)	The provision for product returns is a reduction of gross product revenue.

(b)	Product returned pursuant to the Company’s return policy and charged to this reserve.

S–1