Form 10-Q
period 2005-03-31
GUILFORD PHARMACEUTICALS INC
filed 2005-05-09
CIK 918066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005

Commission file number: 0-23736

GUILFORD PHARMACEUTICALS INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1841960
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6611 Tributary Street Baltimore, Maryland (Address of principal executive offices)	21224 (Zip Code)
(410) 631-6300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2005

Common Stock, $0.01 par value	46,512,873

FORWARD LOOKING STATEMENTS
      From time to time in this interim quarterly report we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” estimate,” and similar expressions.
      All of these items involve significant risks and uncertainties. These and any of the other statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.
      We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of this quarterly report. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
      The consolidated financial statements included in this report have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and the related notes included in our annual report on Form 10-K for the year ended December 31, 2004.
      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements as of and for the quarter ended March 31, 2005 (or Unaudited Consolidated Financial Statements) are of a normal recurring nature, necessary to present fairly our financial position, results of operations, cash flows and changes in stockholders’ equity. Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$40,068	$61,889
Marketable securities	28,416	27,705
Investments — held by Symphony Neuro Development Company	26,934	32,062
Accounts receivable, net	4,752	4,666
Inventories	2,775	2,373
Prepaid expenses and other current assets	4,123	4,744

Total current assets	107,068	133,439
Investments — restricted	2,587	19,899
Property and equipment, net	1,643	1,758
Intangibles, net	43,204	75,943
Other assets	5,642	6,096

Total assets	$160,144	$237,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,042	$15,333
Current portion of long-term debt	1,917	2,916
Accrued payroll related costs	3,721	2,932
Accrued contracted services	6,227	3,929
Accrued expenses and other current liabilities	4,980	6,355

Total current liabilities	26,887	31,465
Long-term debt, excluding current portion	70,856	87,393
Revenue interest obligation	45,406	44,932
Other liabilities	8,171	8,320

Total liabilities	151,320	172,110

Minority interest	24,873	28,132
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 125,000,000 shares, 46,638,788 and 46,638,788 issued	466	466
Additional paid-in capital	435,841	435,130
Accumulated deficit	(445,960)	(391,416)
Accumulated other comprehensive loss	(1,580)	(2,130)
Unearned compensation	(3,870)	(3,653)
Treasury stock, at cost; 191,081 and 304,336 shares	(946)	(1,504)

Total stockholders’ equity (deficit)	(16,049)	36,893

Total liabilities and stockholders’ equity (deficit)	$160,144	$237,135

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except per share data)

	Quarter Ended March 31,

	2005	2004

Revenue:
Net product revenue	$10,503	$8,727
Revenue from license fees, milestones and other	233	201

Total revenue	10,736	8,928

Costs and expenses:
Cost of sales	985	991
Research and development	16,025	9,373
Selling, general and administrative	14,861	11,747
Intangible amortization	1,713	1,722
Impairment of long-lived assets	31,025	—

Total costs and expenses	64,609	23,833

Operating loss	(53,873)	(14,905)
Other income/(expenses):
Investment and other income	120	478
Revenue interest expense	(2,096)	(2,335)
Interest expense	(1,233)	(1,306)

Loss before minority interest	(57,082)	(18,068)
Minority interest	2,538	—

Net loss	$(54,544)	$(18,068)

Basic and diluted loss per common share	$(1.19)	$(0.53)

Weighted-average shares used to calculate basic and diluted loss per share	45,930	33,921

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Quarter Ended March 31,

	2005	2004

Cash Flows From Operating Activities:
Net loss	$(54,544)	$(18,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	31,025	—
Depreciation and amortization	2,357	3,282
Minority interest	(2,538)	—
Non-cash imputed revenue interest expense	428	729
Non-cash compensation expense	733	85
Loss on termination of swap agreement	524	—
Loss on sale of marketable securities	255	19
Changes in assets and liabilities:
Accounts receivable	(86)	(993)
Prepaid expenses and other current assets and other assets	716	(581)
Inventories	(402)	(320)
Accounts payable and other liabilities	(3,919)	(4,037)

Net cash used in operating activities	(25,451)	(19,884)

Cash Flows From Investing Activities:
Proceeds from sale of investments held by SNDC	5,128	—
Proceeds from maturities and sales of available-for-sale securities	20,494	14,165
Purchases of available-for-sale securities	(4,060)	(11,684)

Net cash flows from investing activities	21,562	2,481

Cash Flows From Financing Activities:
Principal payments on debt and revenue interest obligation	(17,629)	(795)
Payment to terminate swap agreement	(622)	—
Proceeds from sale of treasury stock	319	159
Net proceeds from issuances of common stock	—	171

Net cash flows used in financing activities	(17,932)	(465)

Net decrease in cash and cash equivalents	(21,821)	(17,868)
Cash and cash equivalents at the beginning of year	61,889	29,939

Cash and cash equivalents at the end of year	$40,068	$12,071

Supplemental cash flow data:
Net interest paid	$3,441	$3,665
Stock distributed to 401(k) and ESP plans	439	159
Non-cash investing and financing activities:
Capital lease obligations	93	150
See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
($ in thousands, except share data)
(unaudited)

					Accumulated
	Common Stock				Other			Total
			Additional		Comprehensive		Treasury	Stockholders’
	Number of		Paid-In	Accumulated	Income	Unearned	Stock, at	Equity
	Shares	Amount	Capital	Deficit	(Loss)	Compensation	Cost	(Deficit)

Balance, December 31, 2004	46,638,788	$466	$435,130	$(391,416)	$(2,130)	$(3,653)	$(1,504)	$36,893
Comprehensive gain (loss):
Net loss				(54,544)				(54,544)
Other comprehensive gain:
Recognition of loss on termination of swap agreement					524			524
Unrealized gain on interest rate swap agreements					10			10
Unrealized gain on available-for-sale securities					16			16

Total other comprehensive gain								550

Total comprehensive loss								(53,994)

Amortization of unearned compensation						560		560
Exercise of stock options (10,402 shares)			(13)				51	38
Issuance of restricted stock units			777			(777)		—
Distribution of 31,053 shares to 401(k) plan			5				153	158
Distribution of 68,697 shares to ESP plan			(58)				339	281
Distribution of 3,103 shares to consultant							15	15

Balance, March 31, 2005 (unaudited)	46,638,788	$466	$435,841	$(445,960)	$(1,580)	$(3,870)	$(946)	$(16,049)

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      Guilford Pharmaceuticals Inc. (together with its subsidiaries, Guilford or the Company) is a pharmaceutical company located in Baltimore, Maryland, engaged in the research, development and commercialization of proprietary pharmaceutical products that target the hospital and neurology markets.

2.	Summary of Significant Accounting Policies and Practices
Basis of Presentation
      The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Use of Estimates
      The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and to disclose contingent assets and liabilities as of the dates of such financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Interest Obligation
      The Company has entered into a Revenue Interest Assignment Agreement (or Revenue Agreement) with Paul Royalty Fund, L.P. and certain of its affiliated entities (collectively, PRF), pursuant to which PRF is entitled to receive revenue interest payments based on our sales of certain of the Company’s existing and future products. The Company recorded its revenue interest obligation as debt due to the Company’s significant continuing involvement in the generation of cash flows due to PRF. The Company amortizes the revenue interest obligation under the effective interest method and utilizes an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduce the future obligation.
Revenue Recognition
      Revenue from sales of GLIADEL® Wafer (or Gliadel) and AGGRASTAT® Injection (or Aggrastat) is recognized when all four of the following criteria are met:

•	the Company has persuasive evidence that an arrangement exists;

•	price is fixed and determinable;

•	title has passed; and

•	collection is reasonably assured.
      The Company records its revenue net of provisions for returns, chargebacks and discounts, which are established at the time of sale. The Company’s credit and exchange policy includes provisions for return of any product that has expired or was damaged in shipment. The Company’s historical return rate is applied to its unit sales to provide an allowance for future product returns. The product return rate is periodically updated to reflect actual experience.
      Product demand by distributors and wholesalers during a given period may not correlate with prescription demand for the product in the period. As a result, the Company periodically evaluates the specialty distributor’s and wholesalers’ inventory positions. If such evaluation causes the Company to believe that these levels are too high based on prescription demand, then until these levels are reduced to acceptable levels the Company will:

•	not accept purchase orders from the distributor or not ship additional products, and

•	defer recognition of revenue if the Company determines there is excess channel inventory for the product.
Stock-Based Compensation
      The Company accounts for stock-based compensation under Accounting Principals Board Opinion No. 25 (or APB 25) and recognizes compensation costs attributable to stock option and similar plans based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock.
      Statement of Financial Accounting Standards (or SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (or SFAS 148), which amended SFAS 123, “Accounting for Stock-Based Compensation,” (or SFAS 123) requires companies to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 have been incorporated herein.
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Quarter Ended March 31,

	2005	2004
($ in thousands, except per share data)
Net loss, as reported	$(54,544)	$(18,068)
Add: Stock-based employee compensation expense included in reported net loss	560	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,624)	(2,855)

Pro forma net loss	$(56,608)	$(20,923)

Loss per share:
Basic and diluted, as reported	$(1.19)	$(0.53)
Basic and diluted, pro forma	$(1.23)	$(0.62)
New Accounting Standards
SFAS 123R:
      In December 2004, the Financial Accounting Standards Board (or FASB) issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Bulletin Opinion (or APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. In accordance with the effective date of the statement, the Company will adopt the statement starting with its fiscal year beginning January 1, 2006.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service. Accordingly, the adoption of SFAS 123R’s fair value method may have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.

      The impact of adopting of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as disclosed above in “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
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

3.	Impairment of Aggrastat Intangibles
      On April 5, 2005, the Company concluded that its Aggrastat intangibles and other related assets and liabilities (or the Aggrastat Assets) were not essential to the Company’s long-term business strategy. As a result, the Company intends to pursue strategic alternatives for the Aggrastat Assets, including, but not limited to, selling, divesting, partnering, licensing or entering into other similar arrangements with respect to those assets.
      In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company performed an impairment analysis due to the Company’s current expectation that it is more likely than not the Aggrastat Assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives. The impairment analysis was performed using market-based sales multiples for comparable product lines and determined that the carrying value of the Aggrastat Assets was in excess of their fair value. The Company recorded a non-cash charge of $31.0 million to reduce the carrying value to fair value. The Aggrastat Assets are being treated as an “Asset Held for Use” until a determination is made, if ever, to dispose of the product line.
      The Company’s commitment to pursue strategic alternatives for the Aggrastat Assets and to reduce the scope of or eliminate any related clinical trials, including the TENACITY clinical trial, could potentially result in future cash expenditures. These expenses may include, but are not limited to, employee and contract termination costs and other miscellaneous costs that currently cannot be determined.
      As of March 31, 2005, the Company’s contractual commitments related to the Aggrastat Assets included:

•	an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits the Company to purchase approximately $6.3 million of such bags, and $1.4 million of such purchase commitment remains outstanding for the remainder of 2005;

•	various funding commitments and agreements related to the advancement of the Company’s research and development activities, all of which are assignable with the mutual consent of the parties. If the Company elected to terminate these commitments and agreements, it would be responsible for the costs related to services rendered to date and any irrevocable commitments entered into on its behalf. The Company currently estimates these costs to be no more than $5.0 million and is currently negotiating the termination of these commitments and agreements. The Company estimates that it would expend approximately $24.2 million over the next three years if these commitments and agreements are not terminated.

      Additionally, under the Revenue Agreement, the Company may not be free to utilize the Aggrastat Assets due to the fact that PRF received a security interest in the assets related to Aggrastat. Moreover, PRF may be entitled to require the Company to repurchase all or a portion of PRF’s revenue interest if the Company sells the Aggrastat Assets. The repurchase price guarantees PRF a return in an amount over its initial investment and is reduced based on the Company’s prior payments to PRF before the date that PRF’s interest is repurchased; however, the repurchase price may never exceed three and one-half times PRF’s initial investment, or $147.0 million. If the Company had sold Aggrastat on March 31, 2005, it would have owed PRF approximately $37.0 million, in addition to ongoing revenue interest obligations on Gliadel and future products under the Revenue Agreement. Alternatively, if PRF had exercised its repurchase option as of March 31, 2005, the Company would have owed PRF approximately $57.0 million, without any ongoing revenue interest obligations. The Company believes that the payments due to PRF upon the sale or other disposition of the Aggrastat Assets would be offset, in whole or in part, by amounts it would receive upon such disposition.

4.	Accounts Receivable
      Accounts receivable consist of the following:

	March 31,	December 31,
	2005	2004
($ in thousands)
Trade accounts receivable	$4,759	$4,692
Less allowance for doubtful accounts	(7)	(26)

Total accounts receivable, net	$4,752	$4,666

      Accounts receivable include amounts relating to sales of Gliadel to a specialty distributor, hospitals and wholesalers that provide for net payments in 91 days, and sales of Aggrastat to wholesalers that provide for net payments in 31 days, both with certain discounts for early payment.

5.	Inventory
      Inventory consists of the following:

	March 31,	December 31,
	2005	2004
($ in thousands)
Raw materials	$558	$354
Work-in-process	442	314
Finished goods	1,775	1,705

Total inventory	$2,775	$2,373

      Cost of sales was charged $0.2 million and less than $0.1 million for the quarters ended March 31, 2005 and 2004, respectively, to reflect total Gliadel and Aggrastat inventory at net realizable value.

6.	Intangible Assets and Acquired In-process Research and Development
      Intangible assets consist of the following:

	Estimated	March 31,	December 31,
	Life in Years	2005	2004
($ in thousands)
Gliadel rights reacquisition	10	$8,412	$8,412

Aggrastat patents	13	26,321	53,390
Trademarks	13	4,807	9,750
Customer contracts and related relationships	13	7,253	14,712
Other	11	126	267

Total Aggrastat intangible assets		38,507	78,119

Less accumulation amortization		(3,715)	(10,588)

Total intangible assets, net		$43,204	$75,943

      On April 5, 2005, the Company concluded that the Aggrastat Assets were not essential to the Company’s long-term business strategy. As a result, the Company evaluated the recoverability of the Aggrastat Assets as of March 31, 2005 and determined that the carrying value was in excess of the fair value. Accordingly, the Company recorded a non-cash charge of $31.0 million to write-down the carrying value of the Aggrastat Assets to fair value.
      Amortization expense for each of the quarters ended March 31, 2005 and 2004 was $1.7 million. As a result of the write-down of the Aggrastat Assets’ carrying value by $31.0 million, the amortization expense related to the above intangible assets is expected to be $4.8 million for the fiscal year 2005 and $4.2 million for each of the next five years.

7.	Long-term Debt
      In January 2005, the Company paid off the outstanding principal balance of $17.2 million on its five-year term loan with Wachovia Bank National Association (or Wachovia). Under the terms of the loan, the Company was required to maintain a restricted cash collateral account in the amount of the remaining unpaid principal of the loan. Additionally, the Company had entered into a swap agreement that effectively fixed the interest rate on this indebtedness at 5.36%. As a result of the repayment, the related cash collateral account balance of $17.2 million has been released and the swap agreement was paid and terminated, which resulted in a realized loss of $0.5 million.

8.	PRF Revenue Interest Obligation
      On October 28, 2003, the Company acquired from Merck the rights to Aggrastat in the United States and its territories for a purchase price of $84.0 million. The Company paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to the Revenue Agreement, the terms of which are summarized as follows:

•	PRF is entitled to receive:

•	from October 28, 2003 through December 31, 2006 — 10% of the Company’s combined net revenue from Gliadel and Aggrastat up to $75.0 million and 2.5% of those annual net revenues in excess of $75.0 million;

•	from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF) — 17.5% of the Company’s combined net revenue from Gliadel and Aggrastat up to $75.0 million and 3.5% of those annual net revenues in excess of $75.0 million;

•	the revenue interest percentages can increase if the Company fails to meet contractually specified levels of annual net revenue from products for which PRF is entitled to receive its revenue interest; and

•	minimum payments payable quarterly totaling $6.3 million in 2005, $7.5 million in 2006, $10.0 million per year in 2007 through 2009, and $12.5 million per year in 2010 through 2012. The Company paid $1.6 million and $1.5 million to PRF, related to the minimum payments requirement, during the quarters ended March 31, 2005 and 2004, respectively.

•	During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenue from products that we may acquire in the future or of our product candidates AQUAVAN® Injection and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively.

•	PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

•	PRF received a security interest in the assets related to Gliadel and Aggrastat. As a result of this security interest, the Company may not be free to utilize those assets at its discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition the Company’s ability to enter into corporate partnerships or strategic alliances with respect to these assets.

•	PRF may be entitled to require the Company to repurchase its revenue interest under the following circumstances:

•	if the Company fails to maintain an escrow account funded with eight quarters of minimum payments to PRF in the aggregate of $14.7 million and $13.8 million as of March 31, 2005 and December 31, 2004, respectively, or fails to maintain at least $20.0 million of net working capital;

•	if the Company fails to make its minimum payments to PRF;

•	if the Company sells Gliadel and Aggrastat (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products);

•	upon the occurrence of a bankruptcy or similar event; or

•	upon certain conditions related to a change of control of the Company.
      The repurchase price guarantees PRF a return in an amount over its initial investment and is reduced based on the Company’s prior payments to PRF before the date that PRF’s interest is repurchased; however, the repurchase price may never exceed three and one-half times PRF’s initial investment, or $147.0 million.
      Revenue interest expense, calculated using the effective interest method, was $2.1 million and $2.3 million for the quarters ended March 31, 2005 and 2004, respectively. The Company utilizes an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduce the future obligation.

9.	Related Party Transactions
      In December 2004, the Company recorded $3.8 million in unearned compensation to stockholders’ equity for the fair value of the equity instruments granted to Dean J. Mitchell, the Company’s newly appointed President and Chief Executive Officer. The Company is amortizing the unearned compensation expense into earnings over the service period. During the quarter ended March 31, 2005, the Company recorded non-cash compensation expense of $0.4 million. As of March 31, 2005, $3.2 million of unearned compensation remained to be amortized for Mr. Mitchell’s equity instrument grants.

      Pursuant to the terms of the Company’s September 2004 consulting and separation agreement with Craig R. Smith, M.D., the Company’s former President, Chief Executive Officer and Chairman of the Board, the Company paid Dr. Smith approximately $0.3 million for the quarter ended March 31, 2005. As of March 31, 2005, $1.6 million in consulting and separation costs remained and is recorded in accrued payroll related costs on the Unaudited Consolidated Balance Sheet.
      Pursuant to the Company’s September 1995 consulting agreement with Solomon H. Snyder, M.D., a director, the Company paid approximately $0.1 million and $0.1 million for consulting services for the quarters ended March 31, 2005 and 2004, respectively. These services included assisting the Company in recruiting scientific staff, advising on acquisitions of new technologies and laboratory equipment and participating in business meetings with the President and Chief Executive Officer of the Company.

10.	Commitments and Contingencies
      The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, there are no existing matters that are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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
      We have financed our operations since inception in July 1993 through the issuance of equity securities, convertible subordinated notes, revenues from the sales of GLIADEL® Wafer (or Gliadel) and more recently AGGRASTAT® Injection (or Aggrastat), funding pursuant to collaborative and partnering agreements, a revenue interest obligation with Paul Royalty Fund, L.P. and certain of its affiliated entities (or PRF), a sale and leaseback transaction of our facilities and proceeds from loans or other borrowings. Any or all of these financing vehicles, or others, may be utilized to fund our future capital requirements.
      We currently have two marketed products: Gliadel and Aggrastat. Gliadel provides targeted, site-specific chemotherapy for the treatment of malignant glioma and recurrent glioblastoma multiforme in conjunction with surgery and radiation. Aggrastat is an inhibitor of platelet aggregation approved for the treatment of acute coronary syndrome (or ACS), including patients who are to be managed medically and those undergoing percutaneous transluminal coronary angioplasty. We acquired the rights to Aggrastat in the United States and its territories and possessions from Merck & Co., Inc. (or Merck) in October 2003.
      Based on our review of our long-term strategy, on April 5, 2005, we determined that we should focus our activities and resources on Gliadel and AQUAVAN® Injection (or Aquavan) in order to maximize their value, and consequently, maximize shareholder value. We are currently implementing this business strategy by, among other things, seeking strategic partners, licensees, acquirers or other similar opportunities to divest our non-key assets, such as Aggrastat, which transactions would be subject to the approval of our Board of Directors.
      Our product pipeline consists of product candidates in various stages of clinical and pre-clinical development as described below in this quarterly report.
AQUAVAN® Injection
      Aquavan is a proprietary water soluble prodrug of propofol. Unlike propofol, which is formulated in an oil or lipid-based emulsion, Aquavan is formulated in a clear aqueous solution and is rapidly converted by an enzyme in the body, called alkaline phosphatase, into propofol after intravenous injection.

      Aquavan is currently in Phase III clinical trials for use for procedural sedation during brief diagnostic or therapeutic procedures. In March 2005, we announced the results of the first Phase III clinical trial with Aquavan for use for procedural sedation in connection with patients undergoing colonoscopy. In support of the filing of a New Drug Application (or NDA) for Aquavan, we expect additional Phase III and supporting Phase II studies with Aquavan to include its use for (i) intensive care unit sedation, (ii) drug interaction evaluation, (iii) colonoscopy, and (iv) minor surgical procedures. We expect that the colonoscopy and minor surgical procedures studies will be based on the results of a dose finding trial in colonoscopy that we expect to launch during the third quarter of 2005. Based on our current projected timelines, we expect to be able to file an NDA during the second half of 2006.
GPI 1485
      GPI 1485, a lead clinical candidate in the neuroimmunophilin ligand program, is in Phase II clinical trials for the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction (or PPED) and in pre-clinical development for HIV-related dementia and neuropathy. GPI 1485 is licensed to Symphony Neuro Development Company (or SNDC).
AGGRASTAT® Injection
      On April 5, 2005, we concluded that Aggrastat was not essential to our long-term business strategy. As a result, we intend to divest, partner, license or enter into other similar arrangements for this product. While we are pursuing these strategic alternatives, we plan to reduce or eliminate our costs and expenses related to Aggrastat including, but not limited to, clinical trial costs, but continue to actively market this product.
Additional Product Candidates
      Our other product candidates and pre-clinical research programs include DOPASCAN® Injection, an imaging agent used to diagnose and monitor the progression of Parkinson’s disease; NAALADase inhibitors for the treatment of neuropathic pain and peripheral neuropathy; PARP inhibitors for cancer chemo- and radiosensitization; and GPI 15715 in a non-intravenous formulation of the prodrug of propofol.
Results of Operations — Revenue
      Total revenue was $10.7 million and $8.9 million for the quarters ended March 31, 2005 and 2004, which consisted of the following:

	Quarter Ended
	March 31,

	2005	2004
($ in millions)
Net Product Revenue:
Gliadel	$7.3	$5.5
Aggrastat	3.2	3.2

Total net product revenue	10.5	8.7
Revenue from license fees, milestones and other	0.2	0.2

Total revenue	$10.7	$8.9

      For the quarter ended March 31, 2005, the increase in total revenue of $1.8 million compared to the same period in 2004 was due to the increase in Gliadel net product revenue. We believe that the increase in Gliadel revenue for the quarter ended March 31, 2005 over the same period in 2004 is attributable to:

•	European Union regulatory approval in 2004 of expanded labeling to permit use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation;

•	a 7% list price increase in January 2005;

•	a lower reserve for sales returns in 2005;

•	an increased sales force;

•	a targeted marketing program; and

•	a greater international presence.
      During the quarters ended March 31, 2005 and 2004, we sold Gliadel:

•	directly to a specialty distributor;

•	directly to hospitals;

•	by drop shipment to hospitals pursuant to purchase orders from wholesalers; and

•	to distributors located outside the United States for resale in non-United States markets.

Revenue — Gliadel net product revenue

	Quarter Ended
	March 31,

	2005	2004
($ in millions)
Specialty distributor revenue	$5.7	$3.8
Direct hospital revenue	0.9	0.8
International revenue	0.7	0.5
Other	—	0.4

Total Gliadel net product revenue	$7.3	$5.5

Revenue within United States	$6.6	$5.0
% of total Gliadel net product revenue within United States	91%	90%
% of total Gliadel net product revenue outside of United States*	9%	10%

*	Including revenue from Europe and Canada, either through distributors or directly to hospitals.
      During the quarters ended March 31, 2005 and 2004, our specialty distributor, Cardinal Health Specialty Pharmaceuticals Distribution (or SPD), a division of Cardinal Health Inc. (or Cardinal), sold 447 and 401 units, respectively, to hospitals and wholesalers. Total units we sold to SPD were 407 and 364 units during the quarters ended March 31, 2005 and 2004, respectively. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. SPD is also responsible for shipping the product that it purchases from us to hospital pharmacies, thereby reducing our overall distribution costs due to the fact that, without SPD, we would incur separate shipping costs from our logistical distributor for each shipment. SPD receives a discount on its monthly purchases of Gliadel based on the projected inventory in the distribution channel, compared to the previous month’s prescription demand, and also receives an additional discount for early payment. We have the ability to accept or reject purchase orders from SPD at our sole discretion based on our review of estimated inventory in the distribution channel compared to current prescription demand.
      During the quarters ended March 31, 2005 and 2004, Gliadel direct hospital revenue of $0.9 million and $0.8 million, respectively, resulted from sales made directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. Substantially all of these sales to hospitals and wholesalers included our normal payment terms, including discounts for early payment.

Revenue — Aggrastat net product revenue
      All of our Aggrastat net product revenue of $3.2 million and $3.2 million for the quarters ended March 31, 2005 and 2004, respectively, arose from direct sales to wholesalers in the United States and its territories. Three principal wholesalers accounted for $2.9 million and $3.1 million in Aggrastat revenue for the quarters ended March 31, 2005 and 2004, respectively. Since the acquisition of Aggrastat in the fourth quarter of 2003, we increased the size of our sales force and completed training programs for the entire sales and marketing team in an effort to increase demand for Aggrastat in the ACS market.
Cost of Sales and Gross Margin

	Quarter Ended
	March 31,

	2005	2004
($ in millions)
Cost of sales:
Gliadel*	$0.8	$0.8
Aggrastat	0.2	0.2

Total cost of sales	$1.0	$1.0

Cost of sales as % to net product revenue:
Gliadel*	10%	15%
Aggrastat	8%	6%

Total cost of sales as % to net product revenue	9%	11%

Total gross margin as % to net product revenue	91%	89%

*	Gliadel cost of sales includes the cost of materials, labor, overhead and royalties paid to MIT pursuant to a license agreement.
      The unit cost to manufacture Gliadel can vary inversely with production volume. To the extent that production levels materially increase or decrease in the future, we anticipate that the unit cost to manufacture Gliadel will respectively decrease or increase. In the event of such a material change in production levels, we would expect the cost of sales of Gliadel, and accordingly, gross profit percentage, to fluctuate from quarter to quarter.
      Cost of sales for the quarter ended March 31, 2005 was negatively affected by an adjustment of $0.2 million primarily to reflect total Gliadel inventories at net realizable value. Depending on the ultimate strategic alternative selected for Aggrastat, we may need to reserve additional amounts for Aggrastat inventory that we are required to purchase from Baxter Healthcare Corporation (or Baxter) under the supply arrangement described below.
      Cost of sales for the quarter ended March 31, 2004 was negatively affected by less than $0.1 million to reflect total Gliadel and Aggrastat inventories at net realizable value.
      We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient of Aggrastat until December 31, 2014. In the second quarter of 2004, we also entered into a manufacturing and supply agreement with Baxter to supply us with finished product of Aggrastat in 250 ml and 100 ml bags, through July 2009. This agreement with Baxter replaced an agreement with Merck whereby Merck had agreed to supply us with finished product in bags through December 2007. We are also currently negotiating with a potential supplier to provide 50 ml vials of Aggrastat for 2005 and future years.
Research and Development Expenses
      In 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999, through March 31, 2005, we incurred, in the aggregate, costs of $152.7 million for our pharmaceutical technologies platform, $35.2 million for our biopolymer technologies platform, and $97.4 million of indirect expenses. From our inception in July 1993 through December 1998, we recorded $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies.

      Our research and development projects are currently focused on pharmaceutical technologies. For our biopolymer technologies, we plan to pursue potential corporate partnerships, divestitures or similar strategic alternatives to further their research and development, rather than develop these projects ourselves. The following chart sets forth our projects in the pharmaceutical and biopolymer technology areas and the stage to which each has been developed:

	Development Stage	Status

Pharmaceutical technologies:
Aquavan	Phase III	Active
Aggrastat for percutaneous coronary intervention (or PCI)	Phase III	Active
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
GPI 15715 (non-IV)	Phase I	Active
NAALADase inhibitors	Phase I/Pre-clinical	Active
PARP inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other research projects	Research	Active
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/ II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/ II	Inactive
Lidocaine-PE (formerly LIDOMERtm Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive
      As stated above, on April 5, 2005, we concluded that Aggrastat was not essential to our long-term business strategy and identified Gliadel and Aquavan as key assets on which to focus our future efforts. Consequently, we intend to pursue other strategic alternatives for Aggrastat and other non-key assets, including but not limited to, selling, divesting, partnering, licensing or entering into other similar arrangements to maximize the value of these non-key assets.
      For each of our research and development projects, we incur both direct and indirect expenses. Direct expenses include salaries and other costs of personnel, raw materials and supplies. We may also incur third-party costs related to these projects, such as contract research, consulting and clinical development costs. Indirect expenses, such as facility and equipment costs, utilities, general research and development management and other administrative overhead are allocated to research and development generally based on, among other things, the extent to which our general research and development efforts make use of facilities, non-project personnel and other resources. Because of the uncertainties involved in progressing through pre-clinical and clinical testing, and the time and cost involved in obtaining regulatory approval and in establishing collaborative arrangements, among other factors, we cannot reasonably estimate the future expenses and timing necessary to complete our research and development projects, or reasonably estimate the period in which material net cash inflows from significant projects are expected to commence.
      Our research and development expenses were $16.0 million and $9.4 million for the quarters ended March 31, 2005 and 2004, respectively. These expenses were incurred among our research and development platforms and projects in the following manner:

	Quarter Ended
	March 31,

	2005	2004
($ in millions)
Pharmaceutical technologies	$12.9	$6.6
Biopolymer technologies	0.2	0.2
Indirect expenses	2.9	2.6

Total research and development expenses	$16.0	$9.4

Pharmaceutical Technologies
      For the quarter ended March 31, 2005, our pharmaceutical technologies’ research and development expenses increased by $6.3 million to $12.9 million, compared to the same period in 2004, primarily due to increased spending of:

•	$4.0 million on Aquavan primarily as a result of costs incurred for the initiation of the Phase III clinical trial which we began in the third quarter of 2004;

•	$1.7 million for the preparation and initiation of the Phase III clinical trials of Aggrastat for use in PCI; and

•	$0.5 million for the GPI 1485 program primarily due to payroll expenses as we continue the Phase II clinical trial for Parkinson’s disease.
      Based on our recently announced new strategic focus, we intend to pursue other strategic alternatives for Aggrastat, including divesting, partnering, licensing or entering into other similar types of arrangements for this product. While we are pursuing these strategic alternatives, we plan to reduce or eliminate the costs and expenses related to Aggrastat including, but not limited to, clinical trial costs.

Biopolymer Technologies
      For the quarters ended March 31, 2005 and 2004, our biopolymer technologies’ research and development expenses were $0.2 million and $0.2 million, respectively. Currently, we do not plan on conducting additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies. To that end, in September 2004, we entered into licensing agreements with MIT, JHU and Angiodevice International GmbH (or Angiotech), which terminated one existing license agreement we had with MIT and JHU, thereby allowing Angiotech to obtain an exclusive license to certain rights in two patents we had previously licensed from the MIT and JHU. Concurrently with the execution of our agreement with Angiotech, we also entered into an exclusive license agreement with each of MIT and JHU granting us certain rights to develop PACLIMER® Microspheres (polilactofate/paclitaxel) for certain indications in oncology and women’s health under the two patents licensed to Angiotech.

Indirect Expenses
      For the quarter ended March 31, 2005, our indirect research and development expenses increased by $0.3 million to $2.9 million, compared to the same period in 2004, primarily due to $0.3 million increase in research and development facility rent expense as a result of the December 2004 sale and leaseback of our research and development facility.
Selling, General and Administrative Expenses

	Quarter Ended
	March 31,

	2005	2004
($ in millions)
Selling, general and administrative expenses:
Marketing, selling and distribution expenses	$8.6	$6.9
General and administrative expenses	6.3	4.8

Total selling, general and administrative expenses	$14.9	$11.7

      The costs incurred to market, sell and distribute Gliadel and Aggrastat increased by $1.7 million for the quarter ended March 31, 2005 compared to the same period in 2004, principally from:

•	an increase of $1.2 million in medical education expenses in connection with conferences held during 2005 to educate members of the medical community as to the benefits of the use of Gliadel and Aggrastat; and

•	an increase of $1.0 million in expenses related to an increased sales force focused on selling two products, the training of the sales team and the marketing efforts to re-launch Aggrastat.
      The foregoing increases were offset by a $0.4 million decrease in external costs incurred in 2004 related to integrating the Aggrastat acquisition.
      Expenses associated with our general and administrative functions increased by $1.4 million for the quarter ended March 31, 2005 compared to the same period in 2004, principally from:

•	$1.2 million in professional services expenses related to the Company’s long-term strategic planning and analysis; and

•	$0.4 million in non-cash compensation expense related to the amortization of the fair value of equity instruments granted to Dean J. Mitchell in December 2004.
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

Intangible Amortization
      Intangible amortization was $1.7 million and $1.7 million for the quarters ended March 31, 2005 and 2004, respectively. Intangible amortization includes amortization of $1.5 million related to the Aggrastat product rights and $0.2 million related to the reacquisition of Gliadel rights in 2000.
      During the quarter ended March 31, 2005, we recorded an impairment charge of $31.0 million related to Aggrastat intangibles (see “Aggrastat Impairment” below for further detail). As a result, the intangible amortization expense is expected to be $4.8 million for fiscal year 2005 and $4.2 million for each of the next five fiscal years.
Impairment of Long-lived Assets
      On April 5, 2005, we concluded that our Aggrastat intangibles and other related assets and liabilities (or the Aggrastat Assets) were not essential to our long-term business strategy. As a result, we intend to sell, divest, partner, license or enter into other similar arrangements with respect to those assets.
      In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we performed an impairment analysis due to our current expectation that it is more likely than not the Aggrastat Assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives. The impairment analysis was performed using market-based sales multiples for comparable product lines and determined that the carrying value of the Aggrastat Assets was in excess of their fair value. We recorded a non-cash charge of $31.0 million to reduce the carrying value to fair value. The Aggrastat Assets are being treated as an “Asset Held for Use” until a determination is made, if ever, to dispose of the product line.
      Our commitment to pursue strategic alternatives for the Aggrastat Assets and to reduce the scope of or eliminate any related clinical trials, including the TENACITY clinical trial, could potentially result in future cash expenditures. These expenses may include, but are not limited to, employee and contract termination costs and other miscellaneous costs that currently cannot be determined.
      As of March 31, 2005, our contractual commitments related to the Aggrastat Assets included:

•	an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits the Company to purchase approximately $6.3 million of such bags, and $1.4 million of such purchase commitment remains outstanding for the remainder of 2005;

•	various funding commitments and agreements related to the advancement of our research and development activities, all of which are assignable with the mutual consent of the parties. If we elected to terminate these commitments and agreements, we would be responsible for the costs related to services rendered to date and any irrevocable commitments entered into on our behalf. We currently estimate these costs to be no more than $5.0 million and are currently negotiating the termination of these commitments and agreements. We estimate that we would expend approximately $24.2 million over the next three years if these commitments and agreements are not terminated.
      Additionally, under the Revenue Agreement, we may not be free to utilize the Aggrastat Assets due to the fact that PRF received a security interest in the assets related to Aggrastat. Moreover, PRF may be entitled to require us to repurchase all or a portion of PRF’s revenue interest if we sell the Aggrastat Assets. The repurchase price guarantees PRF a return in an amount over its initial investment and is reduced based on our prior payments to PRF before the date that PRF’s interest is repurchased; however, the repurchase price may never exceed three and one-half times PRF’s initial investment, or $147.0 million. If we had sold Aggrastat on March 31, 2005, we would have owed PRF approximately $37.0 million, in addition to ongoing revenue interest obligations on Gliadel and future products under the Revenue Agreement. Alternatively, if PRF had exercised its repurchase option as of March 31, 2005, we would have owed PRF approximately $57.0 million, without any ongoing revenue interest obligations. We believe that the payments due to PRF upon the sale or other disposition of the Aggrastat Assets would be offset, in whole or in part, by amounts we would receive upon such disposition.
Other Income and Expenses
      Other income and expenses consists primarily of income on our investments and interest expense on our debt and other financial obligations. Our investment income was $0.1 million and $0.5 million for the quarters ended March 31, 2005 and 2004, respectively. The decrease in investment income results from both overall lower interest rates and lower average investment balances maintained.
      Revenue interest expense related to the PRF revenue interest obligation was $2.1 million and $2.3 million for the quarters ended March 31, 2005 and 2004, respectively. Revenue interest expense was calculated using the effective interest method, utilizing an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments.
      Interest expense was $1.2 million and $1.3 million for the quarters ended March 31, 2005 and 2004, respectively. The interest expense decreased primarily due to the fact that in January 2005 we paid off the outstanding principal balance of $17.2 million on the five-year term loan with Wachovia Bank National Association (or Wachovia) and also paid off and terminated the related swap agreement. Other interest expense items include amounts arising under our 5% convertible subordinated notes; capital leases entered into for the purchases of various equipment; and a note payable to a commercial bank primarily used to repay a $2.4 million account payable to Cardinal Health Sales and Marketing Services.
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

      Our cash requirements could change materially as a result of changes in our business and strategy. As a result of the new senior management team’s evaluation of our business strategy, we are committed to pursuing strategic alternatives for the Aggrastat Assets and to reduce the scope of or eliminate related clinical trials, including the TENACITY clinical trial. Depending on the ultimate strategic path, our cash requirements may change materially. Our cash requirements could also change materially depending on the level of success of our marketed products, our competitive position in the marketplace, the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments.
      We have financed our operations since inception primarily through:

•	the issuances of equity securities and convertible subordinated notes;

•	revenue from Gliadel and, more recently, from Aggrastat;

•	funding pursuant to collaborative agreements;

•	our Revenue Agreement with PRF;

•	a sale and leaseback transaction; and

•	proceeds from loans or other borrowings.
      In evaluating alternative sources of financing we consider, among other things, the dilutive impact, if any, on our stockholders, the ability to leverage stockholder returns through debt financing, the particular terms and conditions of each alternative financing arrangement and our ability to service our obligations under such financing arrangements.
      Our cash, cash equivalents, marketable securities and restricted investments were $71.1 million and $109.5 million at March 31, 2005 and December 31, 2004, respectively. Of these amounts, $2.6 million and $19.9 million were restricted as of March 31, 2005 and December 31, 2004, respectively, as collateral for certain of our loans and other financial lease obligations. The $38.4 million decrease in cash, cash equivalents, marketable securities and restricted investments from December 31, 2004 to March 31, 2005 resulted primarily from our repayment of the outstanding principal balance of $17.2 million on our Wachovia term loan and an additional $0.6 million to pay off and terminate the related swap agreement in January 2005 and our overall operating activities. Additionally, we had investments held by SNDC of $26.9 million and $32.1 million at March 31, 2005 and December 31, 2004, respectively.
Sources and Uses of Cash

Operating Activities
      Cash used in operating activities was $25.5 million and $19.9 million for the quarters ended March 31, 2005 and 2004, respectively. Net changes in assets and liabilities used net cash of $3.7 million during the quarter ended March 31, 2005, mainly due to a decrease in accounts payable and other liabilities, an increase in inventory, partially offset by an increase in prepaid expenses and other current assets and other assets. The decrease in accounts payable and other liabilities relates to the timing and level of our research and development activity and professional services supporting our transactional activity.
      The change in accounts receivable results from the timing of sales and the subsequent cash receipts thereof. Depending on the timing of the sales and the associated subsequent payment, which is traditionally within 31 days, our accounts receivable will increase or decrease for comparative reporting periods. At March 31, 2005 and December 31, 2004, we had $2.4 million and $2.5 million, respectively, in accounts receivable relating to the specialty distributor, primarily related to sales made in March 2005 and December 2004, respectively.
      Prepaid expenses, which fluctuate from period to period depending on the timing and level of preparation and initiation of clinical trials, decreased by $0.5 million. We are often required to prepay contract research organizations for services prior to the initiation of work performed. Fluctuations in operating items vary from period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.
      Additionally, our non-current other assets as of March 31, 2005 and December 31, 2004 includes $1.3 million for the security deposit related to the December 2004 sale and leaseback for our corporate and research and development facilities.
      Included in operating activities for the quarter ended March 31, 2005 were $5.1 million of SNDC operating activities funded by investments held by SNDC.

Investing and Financing Activities
      In December 2004, we sold our corporate and research and development facilities for $20.8 million, net of expenses, and concurrently leased the properties back from the purchaser for an initial term of 15 years. The lease is renewable at our option for two additional terms of ten years each. A gain of $1.5 million from the sale is being deferred and amortized as a reduction of rent expense over the initial term of 15 years. We acquired the research and development facility in May 2003 utilizing a five-year $18.8 million term loan agreement with Wachovia in order to finance the acquisition. In January 2005, we paid off the outstanding principal balance of $17.2 million on our Wachovia term loan and an additional $0.6 million to terminate the related swap agreement. This repayment reduced our restricted cash by $17.2 million.
      During the quarter ended March 31, 2005, we reduced our total long-term debt, including current portion, but excluding the revenue interest obligation, by $17.5 million to $72.8 million at March 31, 2005, compared to $90.3 million at December 31, 2004. During the quarter ended March 31 2005, we made principal repayments of $17.6 million, including the above-mentioned $17.2 million payment in January 2005 to Wachovia. Our revenue interest obligation to PRF was $45.4 million at March 31, 2005, compared to $44.9 million at December 31, 2004.
      During the quarter ended March 31, 2005, we used 68,697 and 31,053 shares of treasury stock to meet our commitment under our employee stock purchase plan and for our 401(k) plan match, respectively. We may continue to use our treasury stock in the future for the same or similar needs, which will cause dilution to our shareholders.
      On October 28, 2003, we acquired from Merck the rights to Aggrastat in the United States and its territories for a purchase price of $84.0 million. We paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to the Revenue Agreement, the terms of which are summarized as follows:

•	PRF is entitled to receive:

•	from October 28, 2003 through December 31, 2006 — 10% of our combined net revenue from Gliadel and Aggrastat up to $75.0 million and 2.5% of those annual net revenues in excess of $75.0 million;

•	from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF) — 17.5% of our combined net revenue from Gliadel and Aggrastat up to $75.0 million and 3.5% of those annual net revenues in excess of $75.0 million;

•	the revenue interest percentages can increase if we fail to meet contractually specified levels of annual net revenue from products for which PRF is entitled to receive its revenue interest; and

•	minimum payments, payable quarterly totaling $6.3 million in 2005, $7.5 million in 2006, $10.0 million per year from 2007 through 2009, and $12.5 million per year from 2010 through 2012. We paid $1.6 million and $1.5 million to PRF, related to the minimum payments requirement, during the quarters ended March 31, 2005 and 2004, respectively.

•	During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenue from products that we may acquire in the future or of our product candidates Aquavan and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the

Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively.

•	PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

•	PRF received a security interest in the assets related to Gliadel and Aggrastat. As a result of this security interest, we may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

•	PRF may be entitled to require us to repurchase its revenue interest under the following circumstances:

–	if we fail to maintain an escrow account funded with eight quarters of minimum payments to PRF in the aggregate of $14.7 million and $13.8 million as of March 31, 2005 and December 31, 2004, respectively, or fail to maintain at least $20.0 million of net working capital;

–	if we fail to make our minimum payments to PRF;

–	if we sell Gliadel and Aggrastat (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products);

–	upon the occurrence of a bankruptcy or similar event; or

–	upon certain conditions related to a change of control of us.

The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million. If we had sold Aggrastat on March 31, 2005, we would have owed PRF approximately $37.0 million, in addition to ongoing revenue interest obligations on Gliadel and future products under the Revenue Agreement. Alternatively, if PRF had exercised its repurchase option as of March 31, 2005, we would have owed PRF approximately $57.0 million, without any ongoing revenue interest obligations. We believe that the payments due to PRF upon the sale or other disposition of the Aggrastat Assets would be offset, in whole or in part, by amounts we would receive upon such disposition.
      We fund capital expenditures through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment requirements by obtaining leases. We had no capital expenditures during either of the quarters ended March 31, 2005 or 2004.
      We have an agreement with SPD to whom we sell Gliadel that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of Gliadel that SPD may have in its inventory. As of March 31, 2005, we believe that SPD had $2.0 million of Gliadel in its inventory.
Future Cash Needs
      Historically, we have financed our operations primarily through the issuance of equity securities and convertible subordinated notes, revenues from the sale of Gliadel and more recently of Aggrastat, funding pursuant to collaborative agreements, a revenue interest obligation with PRF and proceeds from loans and other borrowings.

      Our future capital requirements and liquidity will depend on many factors, including but not limited to:

•	the revenue from Gliadel and, to a lesser extent, Aggrastat;

•	our ability to partner, divest, license or enter into a similar type of transaction for Aggrastat and our other non-key assets or intellectual property, and the consideration we receive therefor;

•	the progress of our research and development programs;

•	the timing and progress of SNDC’s clinical development of GPI 1485 and our option to purchase SNDC;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of the long-term convertible notes;

•	the terms of any renegotiation of our revenue interest obligation;

•	the costs of servicing debt;

•	the costs of product in-licensing; and

•	any future change in our business strategy.
      We do not know and cannot reasonably estimate when we may incur significant future expenses or the period in which material net cash flows from significant projects are expected to commence because of, among other factors, the risks and uncertainties involved in:

•	the amount of our revenue from Gliadel and, to a lesser extent, Aggrastat;

•	the costs and outcomes of pre-clinical testing and clinical trials and the time when those outcomes will be determined;

•	obtaining future corporate partnerships;

•	the time and expense of obtaining regulatory approval;

•	the competing products potentially coming to market; and

•	obtaining protection and freedom to operate for our patented technologies.
      We believe that our existing resources will be sufficient to service our existing debt obligations and meet our planned capital expenditure and working capital requirements for the next 12 months. Regardless, we expect to raise additional capital in the future in order to achieve our future business objectives, which include clinical and pre-clinical development activities for our product candidates, including, but not limited to:

•	Aquavan;

•	GPI 1485;

•	NAALADase inhibitors;

•	PARP inhibitors;

•	GPI 15715 (non-iv); and

•	other research projects.
      The revised current estimated costs to complete the current series of Aquavan trials are approximately $35.0 — $40.0 million. Additionally, we may, at our discretion, exercise our right to acquire all of the equity of SNDC at any time beginning on April 1, 2005 and ending on the earlier of March 31, 2007 or the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2 million. The option exercise price starts at $75.1 million in April 2005 and increases incrementally to $119.8 million in January 2007, and may be paid in cash or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment.
      The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, divestitures, partnership, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.
      If adequate funds are not available, we may be required to:

•	alter or revise our newly-announced corporate strategy;

•	significantly delay, curtail or eliminate one or more of our research, development and clinical programs;

•	reduce the scope of our efforts to market and sell Gliadel;

•	divest Gliadel and/or Aggrastat;

•	reduce our workforce;

•	reduce the scope of our intellectual property protection;

•	enter into corporate partnerships or co-promotions to market and sell Gliadel; or

•	enter into arrangements with collaborative partners or others that may require us to relinquish certain rights to our technologies, product candidates or future products, including licensing or transferring rights to our research or development programs to third parties.
      If we are required to do one or more of the foregoing due to insufficient funds, then it may have the effect of delaying or restricting our ability to generate additional revenues from any of our products or product candidates. We may also have to outsource one or more of our programs in order to continue its development, resulting in increased costs and reductions in any potential returns realizable by us.
Off-Balance Sheet Arrangements
      The only off-balance sheet arrangements we have entered into are our facility and equipment operating lease agreements. Our obligations under these agreements are presented in this section under “Contractual Obligations” in the Form 10-K for the year ended December 31, 2004.
Contractual Obligations
      The Company’s contractual commitments for long-term debt as of December 31, 2004 was reduced in January 2005 by our repayment of the outstanding principal balance of $17.2 million under the Wachovia term loan we used to finance the acquisition of our corporate and research and development facilities.
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
      Provisions for sales discounts, and estimates for chargebacks, product returns for damaged or expired products, are established as a reduction of product revenues at the time such revenues recognized. We establish these revenue reductions with our best estimate at the time of the sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.
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
      Intangible Assets. When we purchase products, we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price may be allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by considering the remaining life of the patents, competition from products prescribed for similar indications, estimated future introductions of competing products, and other related factors. The factors that drive the estimate of the life of the asset are often uncertain. When events or circumstances warrant review, we assess recoverability of intangibles from future operations, using undiscounted future cash flows derived from the intangible assets. Any impairment would be recognized in operating results, to the extent the carrying value exceeds the fair value, which is determined based on the net present value of estimated future cash flows (see Impairment of Long-lived Assets below).
      Impairment of Long-lived Assets. We review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.
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
      Consolidation of SNDC. In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDCH is considered a variable interest entity. Under FIN 46R, we have been deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDCH. Accordingly, the financial results of SNDCH have been consolidated with our financial statements since June 2004.
New Accounting Pronouncements
      Statement of Financial Accounting Standards (or SFAS) No. 123R. In December 2004, FASB issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Bulletin Opinion (or APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. In accordance with the effective date of the statement, we will adopt the statement starting with our fiscal year beginning January 1, 2006.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service. Accordingly, the adoption of SFAS 123R’s fair value method may have an impact on our results of operations, although it will have no impact on our overall financial position.
      The full impact of adoptions of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to the Consolidated Financial Statements. SFAS 123R also required the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.
      SFAS 151. In November 2004, FASB issued SFAS 151, “Inventory Cost.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this statement on our consolidated financial positions, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies that carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2005 was $64.6 million and weighted-average yield to maturity was approximately 2.7%. The return on our investments during the quarter ended March 31, 2005 was approximately 2.8%.
      Certain of our debt, primarily the $17.2 million in borrowings from Wachovia that was repaid in January 2005, was established with interest rates that fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we had entered into interest rate swap agreements with a commercial bank (or counter party) to exchange the variable rate financial obligations for fixed rate obligations. The remaining one interest rate swap agreement had a total notional principal value of $1.5 million as of March 31, 2005.
      Pursuant to the interest rate swap agreement, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rate on $1.5 million of our March 31, 2005 financial obligations at 2.78%. The interest rate swap agreement has the same maturity date as the financial obligation and expires in April 2006. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.
      In January 2005, we paid off the $17.2 million outstanding principal balance on the Wachovia term loan, and as a result, the related cash collateral account balance has been released and the related swap agreement has been paid and terminated.

Item 4.	Controls and Procedures
      Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”)), as of March 31, 2005 (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
      Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
      None
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
      On January 31, 2005, we issued 3,103 shares of our common stock to Burns McClellan Inc. in consideration for its provision to us of investor relations/public relations services during the fourth quarter of 2004. In connection with this issuance, we relied on the exemption from registration under the Securities Act of 1933, provided in Section 4(2) of the Act.
Item 3.     Defaults Upon Senior Securities
      None
Item 4.     Submission of Matters to a Vote of Security Holders
      None
Item 5.     Other Information
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
     We may not be successful in our attempts to minimize our ongoing expenses related to Aggrastat or to implement an exit strategy from this product.
      Our attempts to minimize our ongoing expenses related to Aggrastat and to devise and implement an exit strategy from the product are contingent upon a number of factors, including our ability to appropriately manage the process of reducing product development expenses, find and engage qualified purchasers, licensees or partners for the product and minimize the time that it takes us to do so. Our success, if any, will also depend on the consideration that we are able to receive for Aggrastat. If we do not find and engage qualified purchasers, licensees or partners who are willing to provide the consideration that we determine is reasonable or appropriate, or if it takes a significantly longer amount of time and resources than we presently anticipate to accomplish these objectives, we may not be able to minimize our ongoing expenses related to Aggrastat or be able to implement an exit strategy from the product.
      As of March 31, 2005, our contractual commitments related to the Aggrastat Assets included an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits us to purchase approximately $6.3 million of such bags, and $1.4 million of such purchase commitment remains outstanding for the remainder of 2005. Additionally, we had various funding commitments and agreements related to the advancement of our research and development activities, all of which are assignable with the mutual consent of the parties. If we elected to terminate these commitments and agreements, we would be responsible for the costs related to services rendered to date and any irrevocable commitments entered into on our behalf. We currently estimate these costs to be no more than $5.0 million and are currently negotiating the termination of these commitments and agreements. We estimate that we would expend approximately $24.2 million over the next three years if these commitments and agreements are not terminated.
      Additionally, our ability to accomplish any of our objectives regarding Aggrastat will depend on our success in reaching a mutually acceptable arrangement with Paul Royalty Fund and its affiliated entities

(collectively, PRF) regarding our revenue interest agreement with PRF. The revenue interest agreement is secured by, among other things, the revenues from Aggrastat and the intellectual property related to Aggrastat. Implementing a viable exit strategy for Aggrastat will require such an arrangement. If we are not able to reach this arrangement, then we may not be able to successfully minimize our expenses related to this product, which expenses include payments owed to PRF. If we had sold Aggrastat on March 31, 2005, we would have owed PRF approximately $37.0 million, in addition to ongoing revenue interest obligations on Gliadel and future products under the Revenue Agreement. Alternatively, if PRF had exercised its repurchase option as of March 31, 2005, we would have owed PRF approximately $57.0 million, without any ongoing revenue interest obligations. We believe that the payments due to PRF upon the sale or other disposition of the Aggrastat Assets would be offset, in whole or in part, by amounts we would receive upon such disposition.
     Our ability to realize significant value from our early stage “pipeline” is dependent upon successful collaboration with external parties.
      We are attempting to create value from our early stage pipeline through licensing, corporate partnerships, sales or other similar transactions. Any such transaction will be dependent upon the cooperation of a third party. If we are not successful in reaching reasonable or appropriate agreements with such third parties related to these technologies, we may not be able to create significant value from them. Early stage research projects often fail to achieve commercial success due to factors such as unsatisfactory pre-clinical and clinical testing results, regulatory approval requirements, market acceptance, and reimbursement limitations. Additionally, in the absence of support from third parties, we may not be able to continue to fund the research and development of these early stage pipeline technologies. As a consequence, these technologies may never provide value to our shareholders.
     Timely regulatory approval(s) to market Aquavan, without the requirement for monitored anesthesia care, will directly affect whether we achieve our financial goals.
      It is essential to the success of our new business strategy that we receive approval from the Food and Drug Administration (FDA) to market Aquavan so that we may launch our sales of the product during the last calendar quarter of 2007. If this approval is significantly delayed, we may not achieve our financial goals, which include goals related to revenues, total expenses, losses and profits. Additionally, if the FDA’s approval of Aquavan limits or prohibits our ability to market the administration of the product without an anesthesiologist, a nurse anesthetist or similar medical professional, we do not expect to achieve our financial goals.
     Our ability to significantly increase revenues of Gliadel will directly affect whether we achieve our financial goals.
      In order to achieve our financial goals, we must substantially increase sales of Gliadel over the next five years. Our ability to increase these sales will be primarily based upon our ability to attain greater market penetration than we currently have. We expect to attain greater market penetration through, among other things, increasing the amount of time and effort that our sales force devotes to Gliadel, increasing the sales success of that sales force and increasing our marketing resources; however, if we fail to do so then we may not be able to increase our sales of the product. Even if we are able increase our sales and marketing efforts, such increases may not result in increased sales of Gliadel.
     Our ability to achieve strong revenue growth for Gliadel and Aquavan may depend to a large extent on the results of additional clinical trials that we may conduct.
      We may conduct additional clinical trials with Gliadel to provide physicians with added clinical data and/or to expand Gliadel’s labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will persuade physicians to use the product with more frequency or convince the FDA that an additional indication is warranted. Also, if one or more additional clinical trials are not successful, sales of the product in its current markets could be adversely affected and could significantly adversely affect our ability to achieve our financial goals.

      Additionally, our ability to increase the size of the potential market for Aquavan will depend upon our success in obtaining approval for the product in a variety of procedural sedation settings. We will likely need to conduct additional clinical trials beyond those we already have announced to do so, and such trials may not be successful or may not, in the determination of the FDA, warrant an indication for Aquavan larger than the one we are currently attempting to obtain. In such cases, sales of Aquavan may never meet our expectations and we would not be able to achieve our financial goals.
     We have a history of losses and our future profitability is uncertain.
      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2004, 2003 and 2002, were $87.9 million, $53.9 million and $59.3 million, respectively, and for the three months ended March 31, 2005 were $54.5 million. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of March 31, 2005, we had an accumulated deficit of $446.0 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.
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
      Presently, we expect to receive significant revenue only from sales of Gliadel and, in the short term, from Aggrastat. We do not expect that the revenue from these sources will be sufficient to support all our anticipated future activities. We do not expect to generate revenue from sales of our product candidates for the next several years, if ever, because of the significant risks associated with pharmaceutical product development.
      Many factors will dictate our ability to achieve sustained profitability in the future, including:

•	our ability to successfully market, sell, distribute and obtain initial or additional regulatory approvals for Gliadel and Aquavan;

•	the successful development of our other product candidates either on our own, or together with future corporate partners with whom we enter into collaborative or license agreements; and

•	the ability to in-license or acquire additional products in our targeted markets.
     We will depend on Gliadel and, to a limited extent, Aggrastat for revenues.
      Our short-term prospects depend heavily on sales of Gliadel and Aggrastat, our commercial products. Gliadel and Aggrastat accounted for approximately 69% and 31%, respectively, of our total product revenues for the year ended December 31, 2004, and approximately 70% and 30%, respectively, of our total revenues for the three months ended March 31, 2005. Gliadel was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the Food and Drug Administration (or FDA) in September 1996. We do not know whether the product will ever gain broader market acceptance. If Gliadel fails to gain broader market acceptance, the revenues we receive from sales of Gliadel would be unlikely to increase.

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
      We acquired Aggrastat from Merck and Co., Inc. on October 28, 2003. Prior to acquiring Aggrastat, we had never marketed and sold a product for cardiovascular conditions. Through the end of the first quarter of 2005, our efforts to ramp up our sales of Aggrastat through expanded marketing efforts have not met our expectations. We recently announced our plans to minimize our ongoing expenses related to Aggrastat and to devise and implement an exit strategy from the product, as discussed above. We cannot assure you that we will be successful in our efforts to do so.
     We will require substantial funds in addition to our existing working capital to develop our product candidates, carry out our sales and marketing plans and otherwise to meet our business objectives.
      We will require substantial funds in addition to our existing working capital to develop our product candidates, including to conduct clinical trials of Aquavan, to carry out our sales and marketing plans, including our plans for Gliadel and Aquavan, and otherwise to meet our business objectives. We have never generated enough revenue during any period since our inception to cover our expenses and have spent, and expect to continue to spend, substantial funds to continue our research and development and clinical programs and to support our sales and marketing efforts. We cannot be certain that we will be able to raise additional capital when we need it, on terms favorable to us, or at all. If we cannot raise additional capital in a timely manner, then we may not be able meet our business objectives.
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
      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from January 1, 2002 to March 31, 2005 ranged from $2.05 to $12.55.
     We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.
      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of March 31, 2005, we had total long-term debt and revenue interest obligations of $118.2 million. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.
      Our obligations for 2005 include approximately $1.9 million in principal payments on our long-term debt. In addition, we are obligated to make payments on our revenue interest obligation as disclosed in the Paul Royalty Funds risk factor below. We are obligated to pay the minimum amount under the Paul Royalty agreement of $6.3 million in 2005.
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
      In the third quarter of 2004, we received extended marketing authorization to include use of Gliadel in newly-diagnosed patients with high-grade malignant glioma as an adjunct to surgery and radiation in France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain and the United Kingdom. Gliadel was previously authorized for use only in recurrent surgery for GBM. We cannot assure you that this increased marketing authorization will result in increased revenue. International revenue comprised approxi-

mately 8% of worldwide revenue from Gliadel for the year ended December 31, 2004, and approximately 9% for the three months ended March 31, 2005.
      Prior to Gliadel being released into the European Union, it must be tested and released by a “qualified person.” We have relied and will continue to rely on a third party for these testing and release services. If these third parties do not perform their obligations to us, then we may not be able to release Gliadel into the European Union for our distributors to market and sell. This would negatively affect our revenue from Gliadel.
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
      PRF Minimum Payments included a royalty payment of $5.0 million in 2004, and include minimum royalties of $6.3 million in 2005, $7.5 million in 2006, $10.0 million in each of 2007-2009 and $12.5 million in each of 2010-2012. During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenues from products that we may acquire in the future or of our product candidates Aquavan and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $6.4 million for 2004, $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively. PRF is also entitled to receive portions of amounts payable to us on the resolution of future intellectual property disputes involving Gliadel or Aggrastat and on any future sale of ex-North American marketing rights to Gliadel. In addition to its revenue interest in our products or future products, as the case may be, PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.
      In connection with our exit strategy for Aggrastat, we are presently discussing a renegotiation of the terms of the Revenue Agreement with PRF. We cannot assure you that these discussions will result in a favorable change, or any change, to such terms or our obligations under the Revenue Agreement. Failure to renegotiate the terms may hinder or prevent our ability to achieve our financial goals.

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
      The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million. If we had sold Aggrastat on March 31, 2005, we would have owed PRF approximately $37.0 million, in addition to ongoing revenue interest obligations on Gliadel and future products under the Revenue Agreement. Alternatively, if PRF had exercised its repurchase option as of March 31, 2005, we would have owed PRF approximately $57.0 million, without any ongoing revenue interest obligations. We believe that the payments due to PRF upon the sale or other disposition of the Aggrastat Assets would be offset, in whole or in part, by amounts we would receive upon such disposition. The exercise of this repurchase right may significantly impair our ability to fund our operations. Additionally, because PRF would be entitled to exercise this repurchase right upon a change of control of us, or upon the sale of either Gliadel or Aggrastat, we may not be able to effect a business transaction that would have one of these results.
     We have pledged our assets related to Gliadel and Aggrastat to PRF; therefore, we may not be free to utilize those assets at our discretion.
      PRF has been granted a security interest in the intellectual property assets related to Gliadel and Aggrastat, which in the aggregate accounted for all of our net product revenue of $40.2 million for the year ended December 31, 2004, and all of our net product revenue of $10.5 million for the three months ended March 31, 2005. As of March 31, 2005, the intangible assets related to Gliadel and Aggrastat were $43.2 million, or approximately 27% of our total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.
     Our clinical development plans for Aquavan will require significant additional capital.
      In order to conduct clinical trials for Aquavan, we will require significant additional capital resources. We cannot reasonably estimate the required amount due to the uncertainties involved with these activities. With respect to our planned Phase III clinical trials of Aquavan, we do not know the number of procedural sedation settings that the FDA will require us to test in order to receive approval to market the drug for a broad range of brief diagnostic or therapeutic procedures. The results of these determinations can cause our capital requirements to vary considerably. This additional financing may take the form of an offering of debt or equity, and that offering could be material in size. If we conduct a primary equity offering, the issuance of the additional shares of common stock may be dilutive to our existing stockholders and may have a negative effect on the market price of our stock. We do not know if those capital resources will be available to us. If they are not available, we may not be able to successfully execute on these business objectives or on any other business or operational goals. We, therefore, may need to enter into corporate partnerships or co-promotions to market and sell Gliadel and/or Aggrastat, or divest ourselves of one or both of the products in order to support our operations.
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
      We have licensed to SNDC our rights to GPI 1485 in the United States in exchange for SNDC’s investment of up to $40.0 million to advance GPI 1485 through clinical development in four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction, HIV-neuropathy and HIV-dementia. We expect that the remaining $40.0 million clinical development budget will be fully expended in approximately one year. In exchange for the license rights and for five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share, we received an option to acquire all of the equity of SNDC. We may, at our discretion, exercise this option at any time beginning on April 1, 2005 and ending on the earlier of March 31, 2007 or the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2 million. The option exercise price starts at $75.1 million in April 2005 and increases incrementally to $119.8 million in January 2007, and may be paid in cash or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment.
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
      Approximately 77% of our revenue from Gliadel in the three months ended March 31, 2005 were made to SPD pursuant to a purchase agreement between us and SPD. Under the terms of this agreement, either we or SPD may terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its right to terminate the agreement at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of Gliadel. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of Gliadel that SPD may have in its inventory. As of March 31, 2005, we believe that SPD had approximately $2.0 million of Gliadel in its inventory.
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
      We also sell Aggrastat in vials that we have obtained from Merck directly. Merck has informed us that it can no longer sell us vials of the product. We are engaged in discussions with a third party contract manufacturer to obtain vials of Aggrastat. If we do not enter into a direct relationship with such a contract manufacturer, or if we are not able to procure vials of Aggrastat through Merck or otherwise, we may not be able to meet the demands of our customers for vials and this inability may adversely affect our business.
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
      Our U.S. patent protection for Gliadel, which for the three months ended March 31, 2005 accounted for approximately 70% of our product revenue, expires in August 2006. In addition, the FDA recently notified us that, pursuant to the Orphan Drug Act, Gliadel was entitled to seven years of market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection. This seven year exclusivity period commenced from the date of the FDA’s approval of Gliadel in February 2003. Accordingly, following the expiration of U.S. patent protection, we now have approximately four additional years of market exclusivity for Gliadel for initial surgical resection. However, there can be no assurance that others will not enter the market with a generic copy of Gliadel for recurrent surgical resection. The availability of such a generic copy could negatively impact our revenues from Gliadel for initial surgical resection after August 2006.

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
      For the treatment of malignant glioma, Gliadel competes with traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR® Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. Aggrastat competes directly with INTEGRILIN® Injection, marketed by Millennium Pharmaceuticals, and ReoPro®, marketed by Eli Lilly, for the inhibition of platelet aggregation. In some medical institutions, Angiomax®, an antithrombin is being used as a replacement for IIb/IIIa inhibitors in PCI but that use is generally limited to low-risk and elective PCI patients.
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
      From time to time, stock market professionals publish research reports covering our business and our future prospects. For a number of reasons, we may be unable to meet the expectations of these professionals and our stock price may decline. These expectations may include:

•	announcements by us or our competitors of strategic changes, clinical results, technological innovations, regulatory approvals, product sales, new products or product candidates;

•	developments or disputes concerning patent or proprietary rights;

•	regulatory developments affecting our products;

•	period-to-period fluctuations in the results of our operations;

•	market conditions for emerging growth companies and biopharmaceutical companies;

•	revenue received from Gliadel and Aggrastat; and

•	our expenditures.
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
      Upon conversion of our $69.4 million principal amount of outstanding notes at their conversion price of $6.24, approximately 11,114,423 shares of common stock would be issuable. Additionally, upon the exercise by PRF of its warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share, by SNDC of its warrants to purchase 1.5 million shares of our common stock at an exercise price of $7.48 per share, or by the holders of warrants from the Company’s 2004 Private Investment in Public Equity of warrants to purchase 962,000 shares of our common stock at an exercise price of $7.55, 300,000, 1.5 million and 962,000 shares of our common stock, respectively, would be issuable. Our stock price could be depressed significantly if the holders of the notes decide to convert their notes or the holders of the warrants decide to exercise such warrants and sell the common stock issued thereby or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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

Item 6.	Exhibits

a.	Exhibits

Exhibit Number	Description

10.1*	Guilford Pharmaceuticals Inc. Employee Retention Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2005)
10.2*	Separation Agreement and General Release between the Company and Nancy J. Linck (incorporated by reference to the Company’s Current Report on Form 8-K filed April 20, 2005)
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guilford Pharmaceuticals Inc.

/s/ DEAN J. MITCHELL

Dean J. Mitchell
President, Chief Executive Office and Director
(Principal Executive Officer)
Date: May 9, 2005

/s/ WILLIAM F. SPENGLER

William F. Spengler
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
     May 9, 2005

/s/ ANDREW J. JEANNERET

Andrew J. Jeanneret
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
     May 9, 2005