Form 10-Q
period 2005-06-30
GUILFORD PHARMACEUTICALS INC
filed 2005-08-08
CIK 918066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
Commission file number: 0-23736
GUILFORD PHARMACEUTICALS INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1841960
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6611 Tributary Street Baltimore, Maryland (Address of principal executive offices)	21224 (Zip Code)
(410) 631-6300
Registrant’s telephone number, including area code:
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 2, 2005

Common Stock, $0.01 par value	46,577,927

FORWARD-LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements. (unaudited)
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
      In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements as of and for the three months and six months ended June 30, 2005 (or Unaudited Consolidated Financial Statements) are of a normal recurring nature, necessary to present fairly our financial position, results of operations, cash flows and changes in stockholders’ equity (deficit.) Interim results are not necessarily indicative of results for the full fiscal year.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$38,878	$61,889
Marketable securities	18,444	27,705
Investments — held by Symphony Neuro Development Company	23,771	32,062
Accounts receivable, net	5,540	4,666
Inventories	3,166	2,373
Prepaid expenses and other current assets	1,709	4,744

Total current assets	91,508	133,439
Investments — restricted	1,837	19,899
Property and equipment, net	1,988	1,758
Intangibles, net	36,069	75,943
Other assets	4,980	6,096

Total assets	$136,382	$237,135

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$11,296	$15,333
Current portion of long-term debt	1,941	2,916
Accrued payroll related costs	5,555	2,932
Accrued contracted services	7,665	3,929
Accrued expenses and other current liabilities	5,112	6,355

Total current liabilities	31,569	31,465
Long-term debt, excluding current portion	70,033	87,393
Revenue interest obligation	45,890	44,932
Other liabilities	8,899	8,320

Total liabilities	156,391	172,110

Minority interest	21,145	28,132
Commitments and contingencies	—	—
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.01 per share; authorized 4,700,000 shares, none issued	—	—
Series A junior participating preferred stock, par value $0.01 per share; authorized 300,000 shares, none issued	—	—
Common stock, par value $0.01 per share; authorized 125,000,000 shares,
46,638,788 and 46,638,788 issued	466	466
Additional paid-in capital	436,310	435,130
Accumulated deficit	(472,427)	(391,416)
Accumulated other comprehensive loss	(1,061)	(2,130)
Unearned compensation	(3,830)	(3,653)
Treasury stock, at cost; 123,415 and 304,336 shares	(612)	(1,504)

Total stockholders’ (deficit) equity	(41,154)	36,893

Total liabilities and stockholders’ equity (deficit)	$136,382	$237,135

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue:
Net product revenue	$12,384	$10,747	$22,887	$19,474
Revenue from license fees, milestones and other	381	402	614	603

Total revenue	12,765	11,149	23,501	20,077

Costs and Expenses:
Cost of sales	857	1,232	1,842	2,223
Research and development	16,910	8,852	32,935	18,225
Selling, general and administrative	14,724	14,433	29,585	26,181
Intangible amortization	1,042	1,705	2,755	3,426
Acquired in-process research and development	—	5,238	—	5,238
Impairment of long-lived assets	6,093	—	37,118	—

Total costs and expenses	39,626	31,460	104,235	55,293

Operating Loss	(26,861)	(20,311)	(80,734)	(35,216)
Other Income/(Expenses):
Investment and other income	600	402	720	880
Revenue interest expense	(2,107)	(2,095)	(4,203)	(4,430)
Interest expense	(1,063)	(1,367)	(2,296)	(2,673)

Loss before Minority Interest	(29,431)	(23,371)	(86,513)	(41,439)
Minority Interest	2,964	2,104	5,502	2,104

Net Loss	$(26,467)	$(21,267)	$(81,011)	$(39,335)

Basic and Diluted Loss per Common Share	$(0.58)	$(0.63)	$(1.76)	$(1.16)

Weighted-average shares used to calculate basic and diluted loss per share	46,015	33,954	45,969	33,938

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	Six Months Ended
	June 30,

	2005	2004

Cash Flows From Operating Activities:
Net loss	$(81,011)	$(39,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	37,118	—
Acquired in-process research and development	—	5,238
Depreciation and amortization	3,518	6,348
Minority interest	(5,502)	(2,104)
Non-cash compensation expense	1,511	233
Non-cash imputed revenue interest expense	866	1,476
Loss on sale of marketable securities	893	144
Loss on termination of swap agreement	524	—
Changes in assets and liabilities:
Accounts receivable	(874)	(643)
Prepaid expenses and other current assets and other assets	3,573	299
Inventories	(793)	(1,037)
Accounts payable and other liabilities	597	1,132

Net cash flows used in operating activities	(39,580)	(28,249)

Cash Flows From Investing Activities:
Purchases of investments held by SNDC	—	(43,000)
Proceeds from sale of investments held by SNDC	8,291	6,803
Proceeds from maturities and sales of available-for-sale securities	30,825	26,127
Purchases of available-for-sale securities	(3,310)	(10,949)
Purchases of property and equipment	(270)	(11)

Net cash flows from (used in) investing activities	35,536	(21,030)

Cash Flows From Financing Activities:
Principal payments on debt and revenue interest obligation	(18,729)	(2,234)
Net proceeds from sale of preferred stock by SNDC	—	43,000
Payment to terminate swap agreement	(622)	—
Proceeds from sale of treasury stock	384	159
Debt issuance costs	—	(3,105)
Net proceeds from issuances of common stock	—	235

Net cash flows (used in) from financing activities	(18,967)	38,055

Net decrease in cash and cash equivalents	(23,011)	(11,224)
Cash and cash equivalents at the beginning of year	61,889	29,939

Cash and cash equivalents at the end of period	$38,878	$18,715

Supplemental cash flow data:
Net interest paid	$6,945	$5,209
Stock distributed to 401(k) and ESP plans	653	292
Non-cash investing and financing activities:
Capital lease obligations	394	847
See accompanying notes to consolidated financial statements.

LANDSCAPE>
GUILFORD PHARMACEUTICALS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
($ in thousands, except share data)
(unaudited)

					Accumulated
	Common Stock				Other			Total
			Additional		Comprehensive		Treasury	Stockholders’
	Number of		Paid-In	Accumulated	Income	Unearned	Stock, at	Equity
	Shares	Amount	Capital	Deficit	(Loss)	Compensation	Cost	(Deficit)

Balance, December 31, 2004	46,638,788	$466	$435,130	$(391,416)	$(2,130)	$(3,653)	$(1,504)	$36,893
Comprehensive gain(loss):
Net loss				(81,011)				(81,011)
Other comprehensive gain(loss):
Recognition of loss on termination of swap agreement					524			524
Unrealized gain on interest rate swap agreements					5			5
Unrealized gain on available-for-sale securities					540			540

Total other comprehensive gain(loss)								1,069

Total comprehensive loss								(79,942)

Amortization of unearned compensation						1,183		1,183
Exercise of stock options and restricted stock units (12,902 shares)			(19)				64	45
Issuance of restricted stock units			1,360			(1,360)		—
Distribution of 66,775 shares to 401(k) plan			(16)				330	314
Distribution of 98,141 shares to ESP plan			(145)				484	339
Distribution of 3,103 shares to consultant			—				14	14

Balance, June 30, 2005 (unaudited)	46,638,788	$466	$436,310	$(472,427)	$(1,061)	$(3,830)	$(612)	$(41,154)

See accompanying notes to consolidated financial statements.

GUILFORD PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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
Revenue Interest Obligation
      The Company has entered into a Revenue Interest Assignment Agreement (or Revenue Agreement) with Paul Royalty Fund, L.P. and certain of its affiliated entities (or collectively, PRF), pursuant to which PRF is entitled to receive revenue interest payments based on sales of certain of the Company’s existing and future products. The Company recorded its revenue interest obligation as debt due to the Company’s significant continuing involvement in the generation of cash flows due to PRF. The Company amortizes the revenue interest obligation under the effective interest method and utilizes an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduce the future obligation.
Revenue Recognition
      Revenue from sales of GLIADEL® Wafer (or Gliadel) and AGGRASTAT® Injection (or Aggrastat) is recognized when all four of the following criteria are met:

•	the Company has persuasive evidence that an arrangement exists;

•	price is fixed and determinable;

•	title has passed; and

•	collection is reasonably assured.
      The Company records its revenue net of provisions for returns, chargebacks and discounts, which are established at the time of sale. The Company’s credit and exchange policy includes provisions for return of any product that has expired or was damaged in shipment. The Company’s historical return rate is applied to its current unit sales to provide an allowance for future product returns. The product return rate is periodically updated to reflect actual experience.
      Product demand by distributors and wholesalers during a given period may not correlate with prescription demand for the product in the same period. As a result, the Company periodically evaluates the specialty distributor’s and wholesalers’ inventory positions. If such evaluation causes the Company to believe that these levels are too high based on expected prescription demand, then until these levels are reduced to acceptable levels the Company will:

•	defer recognition of revenue if the Company determines there is excess channel inventory for the product; and

•	not accept purchase orders from the distributor or not ship additional products.
Stock-Based Compensation
      The Company accounts for stock-based compensation under Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (or APB 25), and recognizes compensation costs attributable to stock option and similar plans based on any excess of the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock.
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
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
($ in thousands, except per share data)
Net loss, as reported	$(26,467)	$(21,267)	$(81,011)	$(39,335)
Add:Stock-based employee compensation expense included in reported net loss	622	—	1,183	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,930)	(2,562)	(4,552)	(5,446)

Pro forma net loss	$(27,775)	$(23,829)	$(84,380)	$(44,781)

Basic and diluted loss per share:
As reported	$(0.58)	$(0.63)	$(1.76)	$(1.16)
Pro forma	$(0.60)	$(0.70)	$(1.84)	$(1.32)
New Accounting Standards
SFAS 123R:
      In December 2004, the Financial Accounting Standards Board (or FASB) issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. In accordance with the effective date of the statement, the Company will adopt the statement starting in its fiscal year beginning January 1, 2006.
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
      The impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, if the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share as disclosed above in “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS 151:
      In November 2004, FASB issued SFAS 151, “Inventory Cost.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage.) The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact of this statement on its consolidated financial positions, results of operations and cash flows.

SFAS 154:
      In June 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” (or SFAS 154), a replacement of APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. As of June 30, 2005, this statement had no impact on the Company’s financial statements, results of operations and cash flows.

3.	Aggrastat Intangibles
      On April 5, 2005, the Company concluded that its Aggrastat intangibles and other related assets and liabilities (or the Aggrastat Assets) were not essential to the Company’s long-term business strategy. As a result, the Company is pursuing strategic alternatives for the Aggrastat Assets, including, but not limited to, selling, divesting, partnering, licensing or entering into other similar arrangements with respect to those assets.
      In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company performed an impairment analysis as of March 31, 2005 due to the Company’s expectation that it was more likely than not that the Aggrastat Assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives. The impairment analysis was performed using market-based sales multiples for comparable product lines and the Company determined that the carrying value of the Aggrastat Assets was in excess of its fair value. Accordingly, during the quarter ended March 31, 2005, the Company recorded a non-cash charge of $31.0 million to write-down the carrying value of the Aggrastat Assets to fair value.
      As of June 30, 2005, the Company performed an impairment analysis and determined that the carrying value of the Aggrastat Assets was still in excess of its fair value based on a non-binding offer received from a third-party. Accordingly, during the quarter ended June 30, 2005, the Company recorded a non-cash charge of $6.1 million to further write-down the carrying value of the Aggrastat Assets to its fair value. The Aggrastat Assets are being classified as an “Asset Held for Use” because assets are not available for immediate sale as PRF holds a security interest in the assets related to Aggrastat under the Revenue Agreement.

      As of June 30, 2005, the Company stopped all Aggrastat related trials, including TENACITY, a multi-center, double-blind, randomized comparison of Aggrastat and Abciximab (ReoPro®.) As of June 30, 2005, the Company’s contractual commitments related to the Aggrastat Assets included:

•	an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits the Company to purchase approximately $6.1 million of such bags, and $1.3 million of such purchase commitment remains outstanding for the remainder of 2005; and

•	various funding commitments and agreements related to the advancement of the Company’s research and development activities, which the Company currently estimates to be no more than $1.0 million.
      Additionally, under the Revenue Agreement, PRF is entitled to require the Company to repurchase all or a portion of PRF’s revenue interest if the Company sells the Aggrastat Assets. The repurchase price guarantees PRF a return in an amount over its initial investment which is reduced based on the Company’s prior payments to PRF before the date that PRF’s interest is repurchased; however, the repurchase price may never exceed three and one-half times PRF’s initial investment, or $147.0 million.
      Effective July 20, 2005, in connection with the merger agreement with MGI Pharma, Inc. (or MGI Pharma), the Company entered into a letter agreement with PRF and MGI Pharma whereby PRF agreed to sell, and on or before the consummation of the merger, MGI Pharma agreed to repurchase, PRF’s revenue interest granted under the Revenue Agreement for an agreed calculated price. In the event the merger is not consummated, the letter agreement will terminate and, should the Gliadel business be sold to MGI Pharma as provided under the line of credit agreement, PRF’s revenue interest in Gliadel will be repurchased by the Company for the same agreed calculated price. The repurchase price ranges from approximately $58.0 million to approximately $66.0 million and is dependent on when the repurchase occurs between August 1, 2005 and March 31, 2006, at which time the option to sell Gliadel to MGI Pharma expires. If the Company repurchases PRF’s revenue interest during this period, the Company would incur a non-cash loss on restructuring the revenue interest obligation ranging from approximately $14.0 million to approximately $20.0 million depending on when the repurchase occurs. See Note 11. “Subsequent Events” below for further detail.

4.	Accounts Receivable

	June 30,	December 31,
	2005	2004
($ in thousands)
Trade accounts receivable	$5,556	$4,692
Less allowance for doubtful accounts	(16)	(26)

Accounts receivable, net	$5,540	$4,666

      Accounts receivable include amounts relating to sales of Gliadel to a specialty distributor, hospitals and wholesalers that provide for net payments in 91 days, and sales of Aggrastat to wholesalers that provide for net payments in 31 days, both with certain discounts for early payment.

5.	Inventory

	June 30,	December 31,
	2005	2004
($ in thousands)
Raw materials	$714	$354
Work-in-process	635	314
Finished goods	1,817	1,705

Inventory	$3,166	$2,373

6.	Intangible Assets and Acquired In-process Research and Development

	Estimated	June 30,	December 31,
	Life in Years	2005	2004
($ in thousands)
Gliadel rights reacquisition	10	$8,412	$8,412

Aggrastat patents	13	21,589	53,390
Trademarks	13	3,942	9,750
Customer contracts and related relationships	13	103	14,712
Other	11	5,949	267

Total Aggrastat intangible assets		31,583	78,119

Less accumulation amortization		(3,926)	(10,588)

Intangible assets, net		$36,069	$75,943

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
      As of June 30, 2005, based on a non-binding third-party offer, the Company determined that the carrying value of the Aggrastat Assets was still in excess of its fair value. Accordingly, the Company recorded a non-cash charge of $6.1 million to further write-down the carrying value of the Aggrastat Assets to its fair value.
      Amortization expense for the three months ended June 30, 2005 and 2004 was $1.0 million and $1.7 million, respectively, and $2.8 million and $3.4 million for the six months ended June 30, 2005 and 2004, respectively.

7.	Long-term Debt
      In January 2005, the Company paid off the outstanding principal balance of $17.2 million on its five-year term loan with Wachovia Bank National Association (or Wachovia.) Under the terms of the loan, the Company was required to maintain a restricted cash collateral account in the amount of the remaining unpaid principal of the loan. Additionally, the Company had entered into a swap agreement that effectively fixed the interest rate on this indebtedness at 5.36%. As a result of the repayment, the related cash collateral account balance of $17.2 million has been released and the swap agreement was paid and terminated, which resulted in a realized loss of $0.5 million.

8.	PRF Revenue Interest Obligation
      On October 28, 2003, the Company acquired from Merck & Co., Inc. the rights to Aggrastat in the United States and its territories for a purchase price of $84.0 million. The Company paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to the Revenue Agreement, the terms of which are summarized as follows:

•	PRF is entitled to receive:

•	from October 28, 2003 through December 31, 2006 — 10% of the Company’s combined net revenue from Gliadel and Aggrastat up to $75.0 million and 2.5% of those annual net revenues in excess of $75.0 million;

•	from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF) — 17.5% of the Company’s combined net revenue from Gliadel and Aggrastat up to $75.0 million and 3.5% of those annual net revenues in excess of $75.0 million;

•	the revenue interest percentages can increase if the Company fails to meet contractually specified levels of annual net revenue from products for which PRF is entitled to receive its revenue interest; and

•	minimum payments payable quarterly totaling $6.3 million in 2005, $7.5 million in 2006, $10.0 million per year in 2007 through 2009, and $12.5 million per year in 2010 through 2012. During the three months ended June 30, 2005 and June 30, 2004, the Company paid $1.6 million and $1.3 million, respectively, to PRF related to the minimum payments requirements, and $3.1 million and $2.5 million during the six months ended June 30, 2005 and 2004, respectively.

•	During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenue from products that the Company may acquire in the future or of the Company’s product candidates AQUAVAN® Injection (or Aquavan) and GPI 1485, in the case that the Company’s calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010 or $15.9 million for 2011 and 2012, respectively.

•	PRF received five-year warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $9.15 per share.

•	PRF received a security interest in the assets related to Gliadel and Aggrastat. As a result of this security interest, the Company may not be free to utilize those assets at its discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition the Company’s ability to enter into corporate partnerships or strategic alliances with respect to these assets.

•	PRF may be entitled to require the Company to repurchase its revenue interest under the following circumstances:

•	if the Company fails to maintain an escrow account funded with eight quarters of minimum payments to PRF in the aggregate of $15.7 million and $13.8 million as of June 30, 2005 and December 31, 2004, respectively, or fails to maintain at least $20.0 million of net working capital;

•	if the Company fails to make its minimum payments to PRF;

•	if the Company sells Gliadel and Aggrastat (with PRF having partial rights to make the Company repurchase its interest in the event of the sale of one, but not both products);

•	upon the occurrence of a bankruptcy or similar event; or

•	upon certain conditions related to a change of control of the Company.
      The repurchase price guarantees PRF a return in an amount over its initial investment and is reduced based on the Company’s prior payments to PRF before the date that PRF’s interest is repurchased; however, the repurchase price may never exceed three and one-half times PRF’s initial investment, or $147.0 million.
      Revenue interest expense, calculated using the effective interest method, was $2.1 million for both of the three months ended June 30, 2005 and 2004, and $4.2 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively. The Company utilizes an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments. Revenue interest obligation payments made to PRF reduce the future obligation.
      Effective July 20, 2005, in connection with the merger agreement with MGI Pharma, the Company entered into a letter agreement with PRF and MGI Pharma whereby PRF agreed to sell, and on or before the consummation of the merger, MGI Pharma agreed to repurchase, PRF’s revenue interest granted under the Revenue Agreement for an agreed calculated price. In the event the merger is not consummated, the letter agreement will terminate and, should the Gliadel business be sold to MGI Pharma as provided under the line of credit agreement, PRF’s revenue interest in Gliadel will be repurchased by the Company for the same agreed calculated price. The repurchase price ranges from approximately $58.0 million to approximately $66.0 million and is dependent on when the repurchase occurs between August 1, 2005 and March 31, 2006, at which time the option to sell Gliadel to MGI Pharma expires. If the Company repurchases PRF’s revenue interest during this period, the Company would incur a non-cash loss on restructuring the revenue interest obligation ranging from approximately $14.0 million to approximately $20.0 million depending on when the repurchase occurs. See Note 11. “Subsequent Events” below for further detail.

9.	Related Party Transactions
      In December 2004, the Company recorded $3.8 million in unearned compensation to stockholders’ equity for the fair value of the equity instruments granted to Dean J. Mitchell, the Company’s President and Chief Executive Officer. The Company is amortizing the unearned compensation expense into operations over the service period. During the three months and six months ended June 30, 2005, the Company recorded non-cash compensation expense of $0.4 million and $0.9 million, respectively. As of June 30, 2005, $2.8 million of unearned compensation remained to be amortized for Mr. Mitchell’s equity instrument grants.
      Pursuant to the terms of the Company’s September 2004 consulting and separation agreement with Craig R. Smith, M.D., the Company’s former President, Chief Executive Officer and Chairman of the Board, the Company paid Dr. Smith approximately $0.3 million and $0.4 million for the three months and six months ended June 30, 2005, respectively. As of June 30, 2005, $1.4 million in consulting and separation costs remained and is recorded in accrued payroll related costs on the Unaudited Consolidated Balance Sheet.
      Pursuant to the terms of the Company’s September 1995 consulting agreement with Solomon H. Snyder, M.D., a director, the Company paid approximately $0.1 million for consulting services for both of the three months ended June 30, 2005 and 2004, and $0.2 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively. These services included advising on the Company’s research and development programs and on the acquisitions of new technologies and laboratory equipment and participating in business meetings.

10.	Restructuring
      On May 24, 2005, the Company announced a workforce reduction of 38 employees. As a result of this reduction, the Company will incur approximately $1.3 million of expenses primarily related to employee severance and related costs during 2005, of which $1.0 million was recorded during the three months ended June 30, 2005. As of June 30, 2005, a restructuring reserve of $1.0 million is recorded in accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet.

11.	Subsequent Events
Merger Agreement
      On July 20, 2005, the Company entered into a definitive merger agreement (or the Merger Agreement) with MGI Pharma. Pursuant to the terms of the Merger Agreement, MGI Pharma will acquire all of the Company’s outstanding shares of common stock in a taxable merger for total consideration of $3.75 per share, which consists of a fractional share of MGI Pharma’s common stock that will have a value of $2.625 (as determined over the five day trading period ending three trading days prior to closing the merger), plus $1.125 in cash. However, if the average closing price of MGI Pharma’s common stock is equal to or more than $31.71 (as determined over the five day trading period ending three trading days prior to closing the merger), each share of the Company’s common stock will be exchanged for 0.0828 of a share of MGI Pharma’s common stock, plus $1.125 in cash; if the average closing price is equal to or less than $23.43, each share of the Company’s common stock will be exchanged for 0.1120 of a share of MGI Pharma’s common stock, plus $1.125 in cash. Subject to regulatory and the Company’s stockholder approvals, and other customary closing conditions, the Company expects the merger to close in the fourth quarter of 2005. The Company has agreed to pay MGI Pharma a termination fee of $7.0 million if the Merger Agreement is terminated under certain specified circumstances.

Line of Credit Agreement
      On July 20, 2005, the Company entered into a line of credit agreement with MGI Pharma, pursuant to which, commencing October 1, 2005, until the earlier of December 31, 2005 or the termination of the Merger Agreement, MGI Pharma has agreed to advance the Company an aggregate amount not to exceed $18.0 million. The line of credit will bear interest at a rate equal to 14% per annum, payable in arrears on the first day of each month, commencing January 1, 2006 and unless due sooner pursuant to the terms of the line of credit agreement, the outstanding principal and interest with respect to the line of credit will be due on December 31, 2006. The line of credit is subject to a security agreement. MGI Pharma has been granted a first priority interest in the NAALADase inhibitor Compounds and PARP inhibitor Compounds and in the Aquavan intellectual property and related assets (but excluding, in each case, any collateral in which PRF has a security interest.) In addition, if the Merger Agreement is terminated without closing, the Company has a 90-day right to sell its Gliadel business to MGI Pharma for a purchase price of $90.0 million.
Letter Agreement with PRF
      On July 20, 2005, the Company entered into a letter agreement with PRF and MGI Pharma whereby PRF agreed to sell, and on or before the consummation of the merger, MGI Pharma agreed to repurchase, PRF’s revenue interest granted under the Revenue Agreement for an agreed calculated price. In the event the merger is not consummated, the letter agreement will terminate and, should the Gliadel business be sold to MGI Pharma as provided under the line of credit agreement, PRF’s revenue interest in Gliadel will be repurchased by the Company for the same agreed calculated price. The repurchase price ranges from approximately $58.0 million to approximately $66.0 million and is dependent on when the repurchase occurs between August 1, 2005 and March 31, 2006, at which time the option to sell Gliadel to MGI Pharma expires. If the Company repurchases PRF’s revenue interest during this period, the Company would incur a non-cash loss on restructuring the revenue interest obligation ranging from approximately $14.0 million to approximately $20.0 million depending on when the repurchase occurs.

12.	Commitments and Contingencies
      In April 2005, the Company awarded retention bonuses to certain employees of the Company who are considered important to the implementation of the Company’s business strategy announced in April 2005. These employees will be paid their retention bonuses if they continue their employment with the Company through December 6, 2005 or April 6, 2006, depending on the employee. If the MGI Pharma merger is consummated, the retention bonuses, totaling $1.8 million, consisting of both cash and grants of restricted stock units, will be paid out on an accelerated basis as of the merger date. As of June 30, 2005, $0.5 million of retention bonus expense has been recorded. Further, officers of the Company may be entitled to receive severance payments under the terms of their employment agreements upon termination of their employment under certain circumstances. Amounts contingently payable under these arrangements total up to $6.4 million as of June 30, 2005. Additional amounts may be due to these officers as “gross up” payments resulting from excise taxes owed by these officers on these severance payments.
      In addition, under the terms of the Company’s 5% convertible subordinated notes due in July 2008, upon completion of the merger with MGI Pharma, each holder of an outstanding convertible note may require MGI Pharma to repurchase that note in cash at 100% of the principal amount, plus accrued and unpaid interest. MGI Pharma must mail a notice to each holder of a convertible subordinated note within 20 days of completing the merger. Should all holders so require, the cost of such repurchase could be up to $69.4 million in principle plus accrued and unpaid interest.
      In addition, the Company, from time to time, is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, there are no existing matters that are expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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
      Based on our review of our long-term strategy, on April 5, 2005, we determined that we should focus our activities and resources on Gliadel and our product candidate, AQUAVAN® Injection (or Aquavan), in order to maximize their value, and consequently, maximize shareholder value. We have pursued this strategy by seeking the sale of the Aggrastat intangibles and other related assets and liabilities (or the Aggrastat Assets) and have received a non-binding offer from a third party. On July 20, 2005, we entered into a merger agreement with MGI Pharma, Inc. (or MGI Pharma), described below, pursuant to which we expect to combine our business with theirs and under which our stockholders will receive a combination of MGI Pharma’s common stock and cash, but if the merger is not consummated, we will seek other strategic options, which could include seeking strategic partners, licensees, acquirers or other similar opportunities to divest our non-key assets, such as Aggrastat, which transactions would be subject to the approval of our Board of Directors. If we are unable to consummate any of these strategic alternatives, we intend to continue to sell Aggrastat, but may begin a significant sales price discount program.
Recent Events
     Merger Agreement
      On July 20, 2005, we entered into a definitive merger agreement (or the Merger Agreement) with MGI Pharma. Pursuant to the terms of the Merger Agreement, MGI Pharma will acquire all of our outstanding shares of common stock in a taxable merger for total consideration of $3.75 per share, which consists of a fractional share of MGI Pharma’s common stock that will have a value of $2.625 (as determined over the five day trading period ending three trading days prior to closing the merger), plus $1.125 in cash. However, if the average closing price of MGI Pharma’s common stock is equal to or more than $31.71 (as determined over the five day trading period ending three trading days prior to closing the merger), each share of our common stock will be exchanged for 0.0828 of a share of MGI Pharma’s common stock, plus $1.125 in cash; if the average closing price is equal to or less than $23.43, each share of our common stock will be exchanged for 0.1120 of a share of MGI Pharma’s common stock, plus $1.125 in cash. Subject to regulatory and our stockholder approvals, and other customary closing conditions, we expect the merger to close in the fourth quarter of 2005. We have agreed to pay MGI Pharma a termination fee of $7.0 million if the merger agreement is terminated under certain specified circumstances.

     Line of Credit Agreement
      On July 20, 2005, we entered into a line of credit agreement with MGI Pharma, pursuant to which, commencing October 1, 2005, until the earlier of December 31, 2005 or the termination of the Merger Agreement, MGI Pharma has agreed to advance us an aggregate amount not to exceed $18.0 million. The line of credit will bear interest at a rate equal to 14% per annum, payable in arrears on the first day of each month, commencing January 1, 2006 and unless due sooner pursuant to the terms of the line of credit agreement, the outstanding principal and interest with respect to the line of credit will be due on December 31, 2006. The line of credit is subject to a security agreement. MGI Pharma has been granted a first priority interest in the NAALADase inhibitor Compounds and PARP inhibitor Compounds and in the Aquavan intellectual property and related assets (but excluding, in each case, any collateral in which PRF has a security interest.) In addition, if the Merger Agreement is terminated without closing, we have a 90-day right to sell our Gliadel business to MGI Pharma for a purchase price of $90.0 million.
     Letter Agreement with PRF
      On July 20, 2005, we entered into a letter agreement with PRF and MGI Pharma whereby PRF agreed to sell, and on or before the consummation of the merger, MGI Pharma agreed to repurchase, PRF’s revenue interest granted under the Revenue Interest Assignment Agreement dated October 28, 2003 (or Revenue Agreement) for an agreed calculated price. In the event the merger is not consummated, the letter agreement will terminate and, should the Gliadel business be sold to MGI Pharma as provided under the line of credit agreement, PRF’s revenue interest in Gliadel will be repurchased by us for the same agreed calculated price. The repurchase price ranges from approximately $58.0 million to approximately $66.0 million and is dependent on when the repurchase occurs between August 1, 2005 and March 31, 2006, at which time the option to sell Gliadel to MGI Pharma expires. If we repurchase PRF’s revenue interest during this period, we would incur a non-cash loss on restructuring the revenue interest obligation ranging from approximately $14.0 million to approximately $20.0 million depending on when the repurchase occurs.
Product Pipeline
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
      Aquavan is currently in Phase III clinical trials for use for procedural sedation during brief diagnostic or therapeutic procedures. In support of the filing of a New Drug Application (or NDA) for Aquavan, we expect additional Phase III and supporting Phase II studies with Aquavan to include its use (i) in the intensive care unit, (ii) in a study of its interaction with other drugs, (iii) for colonoscopy procedures, and (iv) for minor surgical procedures. We expect that the colonoscopy and minor surgical procedures studies will be based on the results of a dose finding trial in colonoscopy that we launched in July 2005. Based on our current projected timelines, we expect to be able to file an NDA during the second half of 2006.
     GPI 1485
      GPI 1485, a lead clinical candidate in the neuroimmunophilin ligand program, is in Phase II clinical trials for the treatment of Parkinson’s disease and post-prostatectomy erectile dysfunction (or PPED) and in pre-clinical development for HIV related dementia and neuropathy. GPI 1485 is licensed to Symphony Neuro Development Company (or SNDC).

     AGGRASTAT® Injection
      On April 5, 2005, we concluded that Aggrastat was not essential to our long-term business strategy. As a result, we intend to divest, partner, license or enter into other similar arrangements for this product. As a result, we performed impairment analyses as of March 31, 2005 and June 30, 2005, as described below under “Impairment of Long-lived Assets,” and wrote down the carrying value of the Aggrastat Assets to its fair value. As of June 30, 2005, we received a non-binding offer from a third party to acquire Aggrastat Assets and have stopped all Aggrastat related trials, including TENACITY, a multi-center, double-blind, randomized comparison of Aggrastat and Abciximab (ReoPro®). If we are unable to consummate any of these strategic alternatives, we intend to continue to actively sell Aggrastat, but may begin a significant sales price discount program.
     Additional Product Candidates
      Our other product candidates and pre-clinical research programs include DOPASCAN® Injection, an imaging agent used to diagnose and monitor the progression of Parkinson’s disease; NAALADase inhibitors for the treatment of neuropathic pain and peripheral neuropathy; PARP inhibitors for cancer chemo-and radiosensitization; and GPI 15715, a non-intravenous formulation of the prodrug of propofol.
Results of Operations — Revenue
      Total revenue for the three months and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Net product revenue:
Gliadel	$8.5	$7.1	$15.9	$12.6
Aggrastat	3.9	3.6	7.0	6.9

Total net product revenue	12.4	10.7	22.9	19.5
Revenue from license fees, milestones and other	0.4	0.4	0.6	0.6

Total revenue	$12.8	$11.1	$23.5	$20.1

      For the three months and six months ended June 30, 2005, the increase in total revenue compared to the same periods in 2004 was due to the increase in Gliadel net product revenue. We believe that the increase in Gliadel revenue for the three months and six months ended June 30, 2005 over the same periods in 2004 is attributable to:

•	a 7% list price increase in January 2005 and 7% list price increase in May 2005;

•	European Union regulatory approval in 2004 of expanded labeling to permit use at the time of initial surgery for malignant glioma as an adjunct to surgery and radiation; and

•	a lower reserve for sales returns in 2005.
      During the three months and six months ended June 30, 2005 and 2004, we sold Gliadel primarily to a specialty distributor. We also sold Gliadel during those periods:

•	directly to hospitals;

•	by drop shipment to hospitals pursuant to purchase orders from wholesalers; and

•	to distributors located outside the United States for resale in non-United States markets.

Revenue — Gliadel net product revenue

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Specialty distributor revenue	$6.8	$5.0	$12.5	$8.8
Direct hospital revenue	0.7	0.8	1.7	1.5
International revenue	0.8	0.8	1.5	1.4
Other	0.2	0.5	0.2	0.9

Total Gliadel net product revenue	$8.5	$7.1	$15.9	$12.6

Revenue within United States	$7.7	$6.3	$14.4	$11.2
% of total Gliadel net product revenue within United States	91%	88%	91%	89%
% of total Gliadel net product revenue outside of United States*	9%	12%	9%	11%

*	Including revenue from Europe and Canada, either through distributors or directly to hospitals.
      During the three months ended June 30, 2005 and 2004, our specialty distributor, Cardinal Health Specialty Pharmaceuticals Distribution (or SPD), a division of Cardinal Health Inc. (or Cardinal), sold 454 and 456 units, respectively, to hospitals and wholesalers. Total units we sold to SPD were 449 and 455 units during the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, SPD sold 901 and 857 units, respectively to hospitals and wholesalers. Total units we sold to SPD during the respective same six months were 856 and 819 units. SPD has nationwide marketing and distribution capabilities that complement our sales and marketing efforts. SPD is also responsible for shipping the product that it purchases from us to hospital pharmacies, thereby reducing our overall distribution costs due to the fact that, without SPD, we would incur separate shipping costs from our logistical distributor for each shipment. SPD receives a discount on its monthly purchases of Gliadel based on the projected inventory in the distribution channel, compared to the previous month’s prescription demand, and also receives an additional discount for early payment. We have the ability to accept or reject purchase orders from SPD at our sole discretion based on our review of estimated inventory in the distribution channel compared to current prescription demand.
      During the three and six months ended June 30, 2005 and 2004, Gliadel direct hospital revenues resulted from sales made directly to hospitals or drop shipments to hospitals pursuant to purchase orders from wholesalers. Substantially all of these sales to hospitals and wholesalers included our normal payment terms, including discounts for early payment.

Revenue — Aggrastat net product revenue
      For the three months ended June 30, 2005 and 2004, Aggrastat net product revenue was $3.9 million and $3.6 million, respectively. Three principal wholesalers accounted for $3.3 million and $3.2 million in Aggrastat revenue for the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, Aggrastat net product revenue was $7.0 million and $6.9 million, respectively, of which $6.2 million and $6.3 million were accounted for by the three principal wholesalers, respectively. All of our Aggrastat net product revenue arose from direct sales to wholesalers in the United States and its territories.

Cost of Sales and Gross Margin

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Cost of sales:
Gliadel*	$0.6	$1.0	$1.3	$1.8
Aggrastat	0.3	0.2	0.5	0.4

Total cost of sales	$0.9	$1.2	$1.8	$2.2

Cost of sales as % to net product revenue:
Gliadel*	7%	14%	8%	14%
Aggrastat	8%	7%	8%	6%

Total cost of sales as % to net product revenue	7%	11%	8%	11%

Total gross margin as % to net product revenue	93%	89%	92%	89%

*	Gliadel cost of sales includes the cost of materials, labor, overhead and royalties paid to Massachusetts Institute of Technology (or MIT) pursuant to a license agreement.
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
      We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient of Aggrastat until December 31, 2014. In the second quarter of 2004, we also entered into a manufacturing and supply agreement with Baxter Healthcare Corporation (or Baxter) to supply us with finished product of Aggrastat in 250 ml and 100 ml bags, through July 2009. This agreement with Baxter replaced an agreement with Merck whereby Merck had agreed to supply us with finished product in bags through December 2007. Depending on whether we divest Aggrastat, we may need to record a loss for Aggrastat inventory that we are required to purchase from Baxter.
Research and Development Expenses
      In 1999, we began recording research and development costs under two platforms, pharmaceutical technologies and biopolymer technologies. From January 1, 1999, through June 30, 2005, we incurred, in the aggregate, costs of $166.4 million for our pharmaceutical technologies platform, $35.4 million for our biopolymer technologies platform, and $100.4 million of indirect expenses. From our inception in July 1993 through December 1998, we recorded $100.4 million in direct and indirect research and development costs relating to pharmaceutical and biopolymer technologies.
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

	Development Stage	Status

Pharmaceutical technologies:
Aquavan	Phase III	Active
GPI 1485 (neuroimmunophilin ligand)	Phase II	Active
GPI 15715 (non-IV)	Phase I	Active
NAALADase inhibitors	Phase I/ Pre-clinical	Active
PARP inhibitors	Pre-clinical	Active
Other neuroimmunophilin ligands	Research	Active
Other research projects	Research	Active
Aggrastat for percutaneous coronary intervention (or PCI)	Phase III	Inactive
Biopolymer technologies:
PACLIMER® Microspheres (Ovarian Cancer)	Phase I/ II	Inactive
PACLIMER® Microspheres (Lung Cancer)	Phase I/ II	Inactive
Lidocaine-PE (formerly LIDOMERtm Microspheres)	Phase I	Inactive
Other biopolymer projects	Research	Inactive
      As stated above, on April 5, 2005, we concluded that Aggrastat was not essential to our long-term business strategy and identified Gliadel and Aquavan as key assets on which to focus our future efforts. Consequently, we are pursuing other strategic alternatives for Aggrastat and other non-key assets. As of June 30, 2005, we stopped all Aggrastat related trials, including TENACITY.
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
      Our research and development expenses for the three months and six months ended June 30, 2005 and 2004 were incurred among our research and development platforms and projects in the following manner:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Research and development expenses:
Pharmaceutical technologies	$13.7	$6.0	$26.6	$12.6
Biopolymer technologies	0.2	0.2	0.4	0.3
Indirect expenses	3.0	2.7	5.9	5.3

Total research and development expenses	$16.9	$8.9	$32.9	$18.2

Pharmaceutical Technologies
      For the three months ended June 30, 2005, our pharmaceutical technologies’ research and development expenses increased by $7.7 million compared to the same period in 2004, primarily due to increased spending of:

•	$4.5 million on Aquavan primarily as a result of costs incurred for the initiation of the Phase III clinical trial which we began in the third quarter of 2004;

•	$1.7 million for the preparation and initiation of the Phase III clinical trials of Aggrastat for use in PCI; and

•	$1.6 million for the GPI 1485 program primarily due to increased payroll expenses and contract clinical research expenses as SNDC continues the Phase II clinical trial for Parkinson’s disease.
      For the six months ended June 30, 2005, our pharmaceutical technologies’ research and development expenses increased by $14.0 million compared to the same period in 2004, primarily due to increased spending of:

•	$8.5 million on Aquavan primarily as a result of costs incurred for the initiation of the Phase III clinical trial which we began in the third quarter of 2004;

•	$3.5 million for the preparation and initiation of the Phase III clinical trials of Aggrastat for use in PCI; and

•	$2.1 million for the GPI 1485 program primarily due to payroll expenses and contract clinical research expenses as SNDC continues the Phase II clinical trial for Parkinson’s disease.
      Based on our recently announced new strategic focus, we intend to pursue other strategic alternatives for Aggrastat, including divesting, partnering, licensing or entering into other similar types of arrangements for this product. As of June 30, 2005, we stopped all Aggrastat related trials, including TENACITY.

Biopolymer Technologies
      For the three months ended June 30, 2005 and 2004, our biopolymer technologies’ research and development expenses were $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2005 and 2004, our biopolymer technologies’ research and development expenses were $0.4 million and $0.3 million, respectively. Currently, we do not plan on conducting additional research or clinical testing on our biopolymer technologies. Instead, we plan to pursue a corporate partnership, divestiture or similar strategic transaction to further develop these technologies. To that end, in September 2004, we entered into licensing agreements with MIT, Johns Hopkins University (or JHU) and Angiodevice International GmbH (or Angiotech), which terminated one existing license agreement we had with MIT and JHU, thereby allowing Angiotech to obtain an exclusive license to certain rights in two patents we had previously licensed from the MIT and JHU. Concurrently with the execution of our agreement with Angiotech, we also entered into an exclusive license agreement with each of MIT and JHU granting us certain rights to develop polilactofate and paclitaxel based products (e.g., PACLIMER® Microspheres) for certain indications in oncology and women’s health under the two patents licensed to Angiotech.

Indirect Expenses
      For the three months and six months ended June 30, 2005, our indirect research and development expenses increased by $0.3 million and $0.6 million, respectively, compared to the same periods in 2004, primarily from an increase in research and development facility rent expense as a result of the December 2004 sale and leaseback of our research and development facility, and increase in payroll expenses due to retention bonuses for certain employees deemed important to the implementation of our new business strategy announced in April 2005.

Selling, General and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Selling, general and administrative expenses:
Marketing, selling and distribution	$8.2	$9.0	$16.8	$15.9
General and administrative	6.5	5.4	12.8	10.3

Total selling, general and administrative expenses	$14.7	$14.4	$29.6	$26.2

Marketing, selling and distribution
      For the three months ended June 30, 2005, the costs incurred to market, sell and distribute Gliadel and Aggrastat decreased by $0.8 million compared to the same period in 2004, principally from a decrease of $1.7 million in medical education expenses incurred in 2004 in connection with conferences held to educate members of the medical community as to the benefits of the use of Aggrastat. The foregoing decrease was offset by an increase of $0.8 million in sales commission due to a restructured commission schedule with higher commission rates and retention bonuses for certain sales employees deemed important to the implementation of our new business strategy announced in April 2005.
      For the six months ended June 30, 2005, the costs incurred to market, sell and distribute Gliadel and Aggrastat increased by $0.9 million compared to the same period in 2004, principally from:

•	an increase of $1.0 million in sales commission due to a restructured commission rates and retention bonuses for certain sales employees deemed important to the implementation of our new business strategy announced in April 2005;

•	an increase of $0.7 million in market research primarily for Aquavan; and

•	an increase of $0.6 million in promotional expenses for Aggrastat.
      The foregoing increases were primarily offset by the following expenses incurred in 2004:

•	a decrease of $0.8 million primarily related to Aggrastat consulting;

•	a decrease of $0.5 million in medical education expenses in connection with Aggrastat; and

•	a decrease of $0.5 million in sales training expenses related to Aggrastat and Gliadel product training of our commercial operations force.

General and administrative
      Expenses associated with our general and administrative functions increased by $1.1 million for the three months ended June 30, 2005 compared to the same period in 2004, principally from:

•	$1.0 million in severance costs related to our reduction in force as a result of our strategic reorganization; and

•	$0.4 million in non-cash compensation expense related to the amortization of the fair value of equity instruments granted to Dean J. Mitchell in December 2004.
      The foregoing increases were offset by $0.4 million decrease in relocation and recruiting expenses incurred in 2004 related to expansion of the sales force and developments teams in preparation for the Phase III clinical trials of Aggrastat and Aquavan.

      For the six months ended June 30, 2005, expenses associated with our general and administrative functions increased by $2.5 million compared to the same period in 2004, principally from:

•	$1.3 million in professional services expenses related to our long-term strategic planning and analysis;

•	$1.2 million in severance costs related to our reduction in force as a result of our strategic reorganization; and

•	$0.9 million in non-cash compensation expense related to the amortization of the fair value of equity instruments granted to Dean J. Mitchell in December 2004.
      The foregoing increases were primarily offset by a $0.4 million decrease in relocation and recruiting expenses incurred in 2004 related to expansion of the sales force and developments teams in preparation for the Phase III clinical trials of Aggrastat and Aquavan.
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
Intangible Amortization

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Intangible amortization:
Gliadel rights reacquisition amortization	$0.2	$0.2	$0.4	$0.4
Aggrastat intangible amortization	0.8	1.5	2.4	3.0

Total intangible amortization	$1.0	$1.7	$2.8	$3.4

      During the three months ended March 31, 2005, we recorded an impairment charge of $31.0 million related to Aggrastat intangibles. During the three months ended June 30, 2005, we recorded an additional impairment charge of $6.1 million also related to Aggrastat intangibles. The intangible amortization expense is expected to be $4.6 million for fiscal year 2005 and $3.6 million for each of the next five fiscal years (see “Impairment of Long-lived Assets” below for further detail).
Impairment of Long-lived Assets
      On April 5, 2005, we concluded that our Aggrastat intangibles and other related assets and liabilities (or the Aggrastat Assets) were not essential to our long-term business strategy. As a result, we intend to sell, divest, partner, license or enter into other similar arrangements with respect to those assets.
      In accordance with Statement of Financial Accounting Standards (or SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we performed an impairment analysis as of March 31, 2005 due to our expectation that it is more likely than not that the Aggrastat Assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful lives. The impairment analysis was performed using market-based sales multiples for comparable product lines and we determined that the carrying value of the Aggrastat Assets was in excess of its fair value. Accordingly, during the quarter ended March 31, 2005, we recorded a non-cash charge of $31.0 million to write-down the carrying value of the Aggrastat Assets to fair value.
      As of June 30, 2005, we performed an impairment analysis and determined that the carrying value of the Aggrastat Assets was still in excess of its fair value based on a non-binding offer received from a third-party. Accordingly, during the quarter ended June 30, 2005, we recorded a non-cash charge of $6.1 million to further write-down the carrying value of the Aggrastat Assets to its fair value. The Aggrastat Assets are being classified as an “Asset Held for Use” because assets are not available for immediate sale as PRF holds a security interest in the assets related to Aggrastat under the Revenue Agreement.
      As of June 30, 2005, we stopped all Aggrastat related trials, including TENACITY. As of June 30, 2005, our contractual commitments related to the Aggrastat Assets included:

•	an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits the Company to purchase approximately $6.1 million of such bags, and $1.3 million of such purchase commitment remains outstanding for the remainder of 2005; and

•	various funding commitments and agreements related to the advancement of our research and development activities, which we currently estimate to be no more than $1.0 million.
      Additionally, under the Revenue Agreement, PRF may be entitled to require us to repurchase all or a portion of PRF’s revenue interest if we sell the Aggrastat Assets. The repurchase price guarantees PRF a return in an amount over its initial investment which is reduced based on our prior payments to PRF before the date that PRF’s interest is repurchased; however, the repurchase price may never exceed three and one-half times PRF’s initial investment, or $147.0 million.
Other Income and Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004
($ in millions)
Other income (expenses):
Investment and other income	$0.6	$0.4	$0.7	$0.9
Revenue interest expense	(2.1)	(2.1)	(4.2)	(4.4)
Interest expense	(1.1)	(1.4)	(2.3)	(2.7)

Net other income (expenses)	$(2.6)	$(3.1)	$(5.8)	$(6.2)

      The investment income increased for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to investment income from investments held by SNDC. The investment income decreased for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to a loss of $0.5 million on the payment and termination of a swap agreement during the first quarter, offset by investment income from investments held by SNDC in 2005.
      Revenue interest expense relates to the PRF revenue interest obligation and is calculated using the effective interest method, utilizing an imputed interest rate equivalent to PRF’s projected internal rate of return based on estimated future revenue interest obligation payments.
      The interest expense decreased for the three months and six months ended June 30, 2005 compared to the same periods in 2004 primarily due to the fact that in January 2005 we paid off the outstanding principal balance of the $17.2 million five-year term loan with Wachovia Bank National Association (or Wachovia) and also paid off and terminated the related swap agreement. Other interest expense items include amounts arising under our 5% convertible subordinated notes; capital leases entered into for the purchases of various equipment; and a note payable to a commercial bank primarily used to repay a $2.4 million account payable to Cardinal Health Sales and Marketing Services.

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
      Our cash requirements could change materially as a result of changes in our business and strategy. As a result of the new senior management team’s evaluation of our business strategy, we are committed to pursuing strategic alternatives for the Aggrastat Assets, including selling the Aggrastat Assets. As of June 30, 2005, we have received a non-binding offer from a third party to acquire the Aggrastat Assets.
      Our cash requirements could also change materially depending on the level of success of our marketed products, our competitive position in the marketplace, the progress of our research and development and clinical programs, licensing activities, acquisitions, divestitures or other corporate developments. If the merger is not completed, we would not have sufficient cash to meet our ongoing obligations and would need to draw down on the line of credit and raise additional capital, or sell Gliadel for $90.0 million to MGI Pharma.
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
      Our cash, cash equivalents, marketable securities and restricted investments were $59.2 million and $109.5 million at June 30, 2005 and December 31, 2004, respectively. Of these amounts, $1.8 million and $19.9 million were restricted as of June 30, 2005 and December 31, 2004, respectively, as collateral for certain of our loans and other financial lease obligations. The $50.3 million decrease in cash, cash equivalents, marketable securities and restricted investments from December 31, 2004 to June 30, 2005 resulted primarily from our overall operating activities and our repayment of the outstanding principal balance of $17.2 million on our Wachovia term loan and an additional $0.6 million to pay off and terminate the related swap agreement in January 2005. Additionally, we had investments held by SNDC of $23.8 million and $32.1 million at June 30, 2005 and December 31, 2004, respectively.

Sources and Uses of Cash

Operating Activities
      Cash used in operating activities was $39.6 million and $28.2 million for the six months ended June 30, 2005 and 2004, respectively. Our net loss, adjusted for non-cash charges, of $43.5 million and $28.1 million for the six months ended June 30, 2005 and 2004, respectively, is the primary reason for the use. Net changes in assets and liabilities provided net cash of $2.5 million during the six months ended June 30, 2005, mainly due to a decrease in prepaid expenses and other current assets and other assets and an increase in accounts payable and other liabilities, partially offset by increases in accounts receivable and inventory.
      Prepaid expenses, which fluctuate from period to period depending on the timing and level of preparation and initiation of clinical trials, decreased by $2.8 million. We are often required to prepay contract research organizations for services prior to the initiation of work performed. Fluctuations in operating items vary from period to period due to, among others, timing of sales and the subsequent cash receipts thereof, and research and development activities such as clinical trial preparation and initiations.
      The change in accounts receivable results from the timing of sales and the subsequent cash receipts thereof. Depending on the timing of the sales and the associated subsequent payment, which is traditionally within 31 days, our accounts receivable will increase or decrease for comparative reporting periods. Both at June 30, 2005 and December 31, 2004, we had $2.5 million in accounts receivable relating to the specialty distributor, primarily related to sales made in June 2005 and December 2004. Additionally, at June 30, 2005 and December 31, 2004, we had $2.7 million and $1.2 million, respectively, in accounts receivable relating to Aggrastat primarily related to sales made in June 2005 and December 2004, respectively.
      Included in operating activities for the six months ended June 30, 2005 were $8.3 million of SNDC operating activities funded by investments held by SNDC.

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
      During the six months ended June 30, 2005, we reduced our total long-term debt, including current portion, but excluding the revenue interest obligation, by $18.3 million to $72.0 million at June 30, 2005, compared to $90.3 million at December 31, 2004. During the six months ended June 30, 2005, we made principal repayments of $18.7 million, including the above-mentioned $17.2 million payment in January 2005 to Wachovia. Our revenue interest obligation to PRF was $45.9 million at June 30, 2005, compared to $44.9 million at December 31, 2004.
      During the six months ended June 30, 2005, we used 98,141 and 66,775 shares of treasury stock to meet our commitment under our employee stock purchase plan and for our 401(k) plan match, respectively. We may continue to use our treasury stock in the future for the same or similar needs, which will cause dilution to our shareholders.
      On October 28, 2003, we acquired from Merck the rights to Aggrastat in the United States and its territories for a purchase price of $84.0 million. We paid $42.0 million in cash and entered into a $42.0 million revenue interest financing arrangement with PRF pursuant to the Revenue Agreement, the terms of which are summarized as follows:

•	PRF is entitled to receive:

•	from October 28, 2003 through December 31, 2006 — 10% of our combined net revenue from Gliadel and Aggrastat up to $75.0 million and 2.5% of those annual net revenues in excess of $75.0 million;

•	from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF) — 17.5% of our combined net revenue from Gliadel and Aggrastat up to $75.0 million and 3.5% of those annual net revenues in excess of $75.0 million;

•	the revenue interest percentages can increase if we fail to meet contractually specified levels of annual net revenue from products for which PRF is entitled to receive its revenue interest; and

•	minimum payments, payable quarterly totaling $6.3 million in 2005, $7.5 million in 2006, $10.0 million per year from 2007 through 2009, and $12.5 million per year from 2010 through 2012. During the three months ended June 30, 2005 and 2004, we paid $1.6 million and $1.3 million to PRF, respectively, related to the minimum payments requirement, and $3.1 million and $2.5 million during the six months ended June 30, 2005 and 2004, respectively.

•	During each year of the term of the Revenue Agreement, PRF will be entitled to receive a portion of revenue from products that we may acquire in the future or of our product candidates Aquavan and GPI 1485, in the case that our calculated annual obligation(s) to make royalty payments under the Revenue Agreement (based upon the combined net revenue from Gliadel and Aggrastat) are less than $7.6 million for 2005, $8.3 million for 2006, $15.3 million for 2007, $15.5 million for 2008, $15.8 million for 2009, $16.0 million for 2010, or $15.9 million for 2011 and 2012, respectively.

•	PRF received five-year warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share.

•	PRF received a security interest in the assets related to Gliadel and Aggrastat. As a result of this security interest, we may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

•	PRF may be entitled to require us to repurchase its revenue interest under the following circumstances:

–	if we fail to maintain an escrow account funded with eight quarters of minimum payments to PRF in the aggregate of $15.7 million and $13.8 million as of June 30, 2005 and December 31, 2004, respectively, or fail to maintain at least $20.0 million of net working capital;

–	if we fail to make our minimum payments to PRF;

–	if we sell Gliadel and Aggrastat (with PRF having partial rights to make us repurchase its interest in the event of the sale of one, but not both products);

–	upon the occurrence of a bankruptcy or similar event; or

–	upon certain conditions related to a change of control of us.

The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million.
      Effective July 20, 2005, in connection with the merger agreement with MGI Pharma, we entered into a letter agreement with PRF and MGI Pharma whereby PRF agreed to sell, and on or before the consummation of the merger, MGI Pharma agreed to repurchase, PRF’s revenue interest granted under the Revenue

Agreement for an agreed calculated price. In the event the merger is not consummated, the letter agreement will terminate and, should the Gliadel business be sold to MGI Pharma as provided in the line of credit agreement described below, PRF’s revenue interest in Gliadel will be repurchase by us for the same agreed calculated price. The repurchase price ranges from approximately $58.0 million to approximately $66.0 million and is dependent on when the repurchase occurs between August 1, 2005 and March 31, 2006, at which time the option to sell Gliadel to MGI Pharma expires. If we repurchase PRF’s revenue interest during this period, we would incur a non-cash loss on restructuring the revenue interest obligation ranging from approximately $14.0 million to approximately $20.0 million depending on when the repurchase occurs.
      We fund capital expenditures through either lease arrangements or direct purchases utilizing our existing cash. To the extent possible, we finance property and equipment requirements by obtaining leases. During the six months ended June 30, 2005 and 2004, we had $0.7 million and $0.9 million in capital expenditures, respectively.
      We have an agreement with SPD to whom we sell Gliadel that permits either us or SPD to terminate the agreement upon 60 days prior written notice. Under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of Gliadel that SPD may have in its inventory. As of June 30, 2005, we believe that SPD had $1.9 million treatments of Gliadel in its inventory.
Future Cash Needs
      Historically, we have financed our operations primarily through the issuance of equity securities and convertible subordinated notes, revenues from the sale of Gliadel and more recently of Aggrastat, funding pursuant to collaborative agreements, a revenue interest obligation with PRF and proceeds from loans and other borrowings.
      Our future capital requirements and liquidity will depend on many factors, including but not limited to:

•	the consummation of our merger with MGI Pharma;

•	the timing and the extent of draw downs on the line of credit with MGI Pharma;

•	the revenue from Gliadel and, to a lesser extent, Aggrastat;

•	our ability to partner, divest, license or enter into a similar type of transaction for Aggrastat and our other non-key assets or intellectual property, and the consideration we receive therefor;

•	our need to potentially discount the sale price of Aggrastat;

•	the progress of our research and development programs;

•	the timing and progress of SNDC’s clinical development of GPI 1485 and our option to purchase SNDC;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of the long-term convertible notes;

•	the terms of any renegotiation of our revenue interest obligation

•	the costs of servicing debt;

•	the costs of product in-licensing; and

•	any future change in our business strategy.
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
      We have the right to sell Gliadel to MGI Pharma for $90.0 million under the terms of the line of credit agreement with MGI Pharma. While we expect to complete the merger with MGI Pharma during the fourth quarter of 2005, if the merger with MGI Pharma does not close, we will need to draw down on the line of credit, raise additional capital, or sell Gliadel for $90.0 million to MGI Pharma, in order to achieve our future business objectives. These objectives include clinical and pre-clinical development activities for our product candidates, including, but not limited to:

•	Aquavan;

•	GPI 1485;

•	NAALADase inhibitors;

•	PARP inhibitors;

•	GPI 15715 (non-iv); and

•	other research projects.
      The revised estimated costs to complete the current series of Aquavan trials are approximately $30.0 million to $35.0 million. Additionally, we may, at our discretion, exercise our right to acquire all of the equity of SNDC at any time beginning on April 1, 2005 and ending on the earlier of March 31, 2007 or the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2.0 million. The option exercise price started at $75.1 million in April 2005 and increases incrementally to $119.8 million in January 2007, and may be paid in cash or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment.
      The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, divestures, partnership, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.
      If adequate funds are not available, we may be required to:

•	divest Gliadel and/or Aggrastat;

•	draw down on the line of credit with MGI Pharma;

•	alter or revise our newly-announced corporate strategy;

•	significantly delay, curtail or eliminate one or more of our research, development and clinical programs;

•	reduce the scope of our efforts to market and sell Gliadel;

•	reduce our workforce;

•	reduce the scope of our intellectual property protection;

•	enter into corporate partnerships or co-promotions to market and sell Gliadel; or

•	enter into arrangements with collaborative partners or others that may require us to relinquish certain rights to our technologies, product candidates or future products, including licensing or transferring rights to our research or development programs to third parties.
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
Contractual Obligations
      Our contractual commitments for long-term debt as of December 31, 2004 were reduced in January 2005 by our repayment of the outstanding principal balance of $17.2 million under the Wachovia term loan we used to finance the acquisition of our corporate and research and development facilities.
      In addition, in April 2005, we awarded retention bonuses to certain of our employees who are considered important to the implementation of our business strategy announced in April 2005. These employees will be paid their retention bonuses if they continue their employment with us through December 6, 2005 or April 6, 2006, depending on the employee. If the MGI Pharma merger is consummated, the retention bonuses, totaling $1.8 million, consisting of both cash and grants of restricted stock units, will be paid out on an accelerated basis as of the merger date. As of June 30, 2005, $0.5 million of retention bonus expense has been recorded.
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
      Revenue Recognition. Revenue from Gliadel and Aggrastat is recognized when the following four criteria are met: (i) we have persuasive evidence that an arrangement exists; (ii) the price is fixed and determinable; (iii) the title has passed; and (iv) the collection is reasonably assured. Revenues are recorded net of provisions for returns, chargebacks and discounts, which are established at the time of sale.
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

•	defer recognition of revenue if we determine that there is excess channel inventory for our products; or

•	not accept purchase orders from the distributor; or

•	not ship additional products until these levels are reduced.
      Provisions for sales discounts, and estimates for chargebacks, product returns for damaged or expired products, are established as a reduction of product revenues at the time such revenues are recognized. We establish these revenue reductions with our best estimate at the time of the sale based on historical experience, adjusted to reflect known changes in the factors that impact such reserves.
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
      We accrue clinical trial expenses based on estimates of work performed and completion of certain milestones. Certain milestone payments are deferred and amortized over the clinical trial period. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known (a change in estimate.) Expense of other contracted research arrangements or activities are charged to operations either under the terms of the contract, milestones or in some instances pro rata over the term of the agreement. Based on the facts and circumstances, we select the method that we believe best aligns the expense recognition with the work performed.
      Intangible Assets. When we purchase products, we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price may be allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by considering the remaining lives of the patents, competition from products prescribed for similar indications, estimated future introductions of competing products, and other related factors. The factors that drive the estimate of the life of the asset are often uncertain. When events or circumstances warrant review, we assess recoverability of intangibles from future operations, using undiscounted future cash flows derived from the intangible assets. Any impairment would be recognized in operating results, to the extent the carrying value exceeds the fair value (see “Impairment of Long-lived Assets” below.)
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

New Accounting Pronouncements
      SFAS No. 123R. In December 2004, FASB issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Bulletin Opinion (or APB) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. In accordance with the effective date of the statement, we will adopt the statement starting with our fiscal year beginning January 1, 2006.
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
      SFAS 151. In November 2004, FASB issued SFAS 151, “Inventory Cost.” This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage.) The provision of the statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this statement on our consolidated financial positions, results of operations and cash flows.
      SFAS 154. In June 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” (or SFAS 154), a replacement of APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. As of June 30, 2005, this statement had no impact on our financial statements, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury, securities of federal agencies that carry the direct or implied guarantee of the U.S. government, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2005 was $55.4 million and weighted-average yield to maturity was approximately 3.2%. The return on our investments during the three months ended June 30, 2005 was approximately 2.8%.

      Certain of our debt, primarily the $17.2 million in borrowings from Wachovia that was repaid in January 2005, was established with interest rates that fluctuate with market conditions. As a hedge against such fluctuations in interest rates, we had entered into interest rate swap agreements with a commercial bank (or counter party) to exchange the variable rate financial obligations for fixed rate obligations. We have one interest rate swap agreement remaining that had a total notional principal value of $0.8 million as of June 30, 2005.
      Pursuant to the interest rate swap agreement, we pay a fixed rate of interest to the counter party and receive from the counter party a variable rate of interest. The differential to be paid or received as interest rates change is charged or credited, as appropriate to operations. Accordingly, we had fixed interest rate on $0.8 million of our June 30, 2005 financial obligations at 2.78%. The interest rate swap agreement has the same maturity date as the financial obligation and expires in April 2006. We do not speculate on the future direction of interest rates nor do we use these derivative financial instruments for trading purposes. In the event of non-performance by the counter party, we could be exposed to market risk related to interest rates.
      In January 2005, we paid off the $17.2 million outstanding principal balance on the Wachovia term loan, and as a result, the related cash collateral account balance has been released and the related swap agreement has been paid and terminated.

Item 4.	Controls and Procedures.
      Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”), as of June 30, 2005 (the “Evaluation Date”.) Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
      Changes in Internal Control over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended on the Evaluation Date that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our stockholders voted on four items at the Annual Meeting of Stockholders held on May 4, 2005:

1. The election of directors to serve on our Board of Directors for a term of one year and until their successors are elected and qualified;

2. The ratification of the selection of KPMG LLP as our independent registered public accounting firm for 2005;

3. The amendment of our 2002 Stock Award and Incentive Plan (the “Incentive Plan”) to (i) increase the number of shares available for issuance under the Incentive Plan by 1,500,000 shares, and (ii) increase the number of shares other than non-incentive stock options that may be issued under the Incentive Plan by 1,000,000 shares;

4. The amendment of our 2002 Employee Stock Purchase Plan (the “Stock Purchase Plan”) to increase the number of shares available for issuance under the Stock Purchase Plan by 400,000 shares.
      The nominees for director were elected based on the following votes:

Nominee	Votes For	Votes Withheld

George L. Bunting, Jr.	37,645,486	3,980,397
Joseph R. Chinnici	37,877,691	3,748,192
Barry M. Fox	37,762,283	3,863,600
Elizabeth M. Greetham	37,408,654	4,217,229
Joseph Klein, III	37,898,291	3,727,592
Dean J. Mitchell	38,601,278	3,024,605
Ronald M. Nordmann	38,043,158	3,582,725
Craig R. Smith, M.D.	37,739,817	3,886,066
Solomon H. Snyder, M.D.	38,123,886	3,501,997
David C. U’Prichard, Ph.D.	33,569,783	8,056,100
      The proposal to ratify the selection of KPMG LLP as independent registered public accounting firm for 2005 received the following votes:

•	40,631,679 votes for approval

•	972,831 votes against

•	21,373 abstentions
      There were no broker non-votes for this item.

      The proposal to amend the 2002 Stock Award and Incentive Plan to increase the number of shares available received the following votes:

•	19,111,489 votes for approval

•	5,624,488 votes against

•	33,448 abstentions
      There were 16,856,458 broker non-votes for this item.
      The proposal to amend the 2002 Employee Stock Purchase Plan to increase the number of shares available received the following votes:

•	22,976,576 votes for approval

•	1,764,529 votes for against

•	28,733 abstentions
      There were 16,856,045 broker non-votes for this item.

Item 5.	Other Information
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

Risks Related to the Merger
     If the proposed merger with MGI Pharma is not completed, our business could be materially and adversely affected and our stock price could decline.
      We have entered into an Agreement and Plan of Merger (or Merger Agreement), dated as of July 20, 2005 with MGI Pharma, Inc. (or MGI Pharma,) under which MGI Pharma would acquire us through the merger of a wholly owned subsidiary of MGI Pharma with and into Guilford Pharmaceuticals Inc. Upon the closing of the merger, the holders of our outstanding common stock will receive consideration consisting of a fractional share of MGI Pharma’s common stock worth $2.625, subject to a collar, and $1.125 in cash. The merger is subject to customary closing conditions, including stockholder approval, customary regulatory approvals and other closing conditions. Therefore, the merger may not be completed or may not be completed in the expected time period. If the Merger Agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger prior to its closing that will not be recovered if the merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay MGI Pharma a termination fee of $7.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be materially and adversely affected in that concerns about our viability are likely to increase, making it more difficult to retain employees and existing customers and to generate new business.

     The fact that there is a merger pending could have an adverse effect on our business, revenue and results of operations.
      While the merger is pending, it creates uncertainty about Guilford’s future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products or to enter into other transactions with us pending completion of the merger or termination of the Merger Agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.
      In addition, while the merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	we have and will continue to incur significant expenses related to the merger prior to its closing; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
     Some of our directors and executive officers have interests that differ from those of our stockholders in recommending that our stockholders vote in favor of adoption of the merger agreement.
      Certain of our executive officers and directors have interests in the merger that are different from and in addition to the interests of our stockholders generally. These interests include change of control and severance payments that are due as a result of the merger. In addition, either the adoption by our stockholders of the Merger Agreement or the completion of the merger will result in the accelerated vesting of stock options that have been granted under our equity compensation plans to employees, executive officers and directors. Restricted stock units held by our executive officers will also vest immediately prior to the merger.
      MGI Pharma also agreed in the Merger Agreement to indemnify and provide liability insurance to our officers and directors. At the effective time of the merger, our current chief executive officer Dean Mitchell will be appointed to MGI Pharma’s board of directors.
     Third parties may terminate or alter existing contracts with us.
      We have contracts with suppliers, distributors, customers, licensors and other business partners. Various contracts require us to obtain consent from these other parties in connection with the merger. If these third-party consents cannot be obtained on favorable terms, the combined company may suffer a loss of potential future revenue and may lose rights that are material to the business of the combined company.
     We expect to incur significant costs associated with the merger.
      We estimate that we will incur significant direct transaction costs in connection with the merger. Our costs in connection with the merger will be expensed in the periods in which they are incurred. In addition, the merger with MGI Pharma has required and is expected to continue to require substantial management time, attention and resources. We believe the combined company may incur charges to operations, but cannot reasonably estimate those costs at this time, in the quarter in which the merger is completed, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.
     Provisions of the Merger Agreement may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders.
      The Merger Agreement prohibits us, subject to certain limited exceptions, from soliciting or encouraging any discussions regarding a proposal to enter into any business combination with any party other than MGI Pharma. Under specified circumstances, we may be required to pay MGI Pharma a termination fee of

$7.0 million. These restrictions may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our stockholders.
     If we do not close the merger prior to October 1, 2005, we will be required to incur additional indebtedness pursuant to our Line of Credit Agreement (the “Credit Agreement”) with MGI Pharma, and to secure our indebtedness with certain of our intellectual property rights.
      Our Credit Agreement with MGI Pharma provides that, commencing October 1, 2005 until the earlier of December 31, 2005 or the termination of the Merger Agreement, MGI Pharma will advance us up to an aggregate of $18.0 million. The outstanding principal and interest of any amounts advanced to us under the Credit Agreement will be due on December 31, 2006. Guilford’s obligations under the Credit Agreement are secured by a first priority security interest in (i) our NAALADase inhibitors and PARP inhibitors and (ii) Aquavan intellectual property and related assets; provided that such security interest does not attach to any property in which Paul Royalty Fund, L.P. and Paul Royalty Fund Holdings II (collectively “PRF”) maintains a security interest. If we default in our obligations under the Credit Agreement, we will incur additional indebtedness and fees, and may lose certain rights to our intellectual property.
     The value of the shares of MGI Pharma’s common stock that our stockholders receive in the merger could vary as a result of the fixed exchange ratio above and below the collar and fluctuations in the price of MGI Pharma’s common stock.
      At the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive a fractional share of MGI Pharma’s common stock and $1.125 in cash. The stock portion of this consideration is subject to a collar such that, if MGI Pharma’s common stock price is between $23.4345 and $31.7055, our shareholders will receive total consideration of $3.75 per share, consisting of a fractional share of MGI Pharma’s common stock equal to $2.625 divided by the average closing price of MGI Pharma’s common stock, as determined over the five day trading period ending three trading days prior to closing of the merger, plus $1.125 in cash. If the average closing price of MGI Pharma’s common stock is equal to or more than $31.7055, each share of our common stock will be exchanged for 0.0828 of a share of MGI Pharma’s common stock plus $1.125 in cash. If the average closing price of MGI Pharma’s common stock is equal to or less than $23.4345, each share of our common stock will be exchanged for 0.1120 of a share of MGI Pharma’s common stock plus $1.125 in cash. In these circumstances, changes in the price of MGI Pharma’s common stock above or below these prices will affect the value of the consideration that our stockholders receive in the merger, meaning that if the price of MGI Pharma’s common stock declines prior to completion of the merger, the value of the merger consideration to be received by our stockholders will decrease. Stock price variations could be the result of changes in the business, operations or prospects of MGI Pharma, us or the combined company, market assessments of the likelihood that the merger will be completed within the anticipated time frame or at all, general market and economic conditions and other factors which are beyond the control of MGI Pharma or us. There is no provision in the Merger Agreement that guarantees a minimum value for the MGI Pharma’s common stock to be issued at closing or permits Guilford to terminate the merger if MGI Pharma’s common stock declines.
     Risks Related to Our Business
     We may not be able to generate sufficient cash to satisfy our existing and future debt obligations.
      Our ability to pay the required interest and principal payments on our debt depends on the future performance of our business. As of June 30, 2005, we had total long-term debt and revenue interest obligations of $117.9 million. We will require substantial funds to service our debt obligations and to operate our business in the future, including to fund research and development activities, pre-clinical and clinical testing, to manufacture our products and to make acquisitions.

      Our obligations for 2005 include approximately $1.9 million in principal payments on our long-term debt. In addition, we are obligated to make payments on our revenue interest obligation as disclosed in the PRF risk factor below. We are obligated to pay the minimum amount under the PRF agreement of $6.3 million in 2005.
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
      We may not be able to achieve or sustain significant revenues or earn a profit in the future. Since we were founded in July 1993, with the sole exception of 1996, we have not earned a profit in any year. Our losses for the years ended December 31, 2004, 2003 and 2002, were $87.9 million, $53.9 million and $59.3 million, respectively, and for the six months ended June 30, 2005 were $81.0 million. Our losses result mainly from the significant amount of money that we have spent on research, development and clinical trial activities. As of June 30, 2005, we had an accumulated deficit of $472.4 million. We expect to have significant additional losses over the next several years due to expenses associated with our product candidates related to research, development and clinical trial activities, applying for and obtaining meaningful patent protection and establishing freedom to commercialize and applying for and receiving regulatory approval for our drug product candidates.
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
      Our short-term prospects depend heavily on sales of Gliadel and Aggrastat, our commercial products. Gliadel and Aggrastat accounted for approximately 69% and 31%, respectively, of our total product revenues for the year ended December 31, 2004, and approximately 69% and 31%, respectively, of our total revenues for the six months ended June 30, 2005. Gliadel was launched commercially in the United States by Aventis and its predecessors in February 1997 after having received approval from the Food and Drug Administration (or FDA) in September 1996. We do not know whether the product will ever gain broader market acceptance. If Gliadel fails to gain broader market acceptance, the revenues we receive from sales of Gliadel would be unlikely to increase.
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
      We acquired Aggrastat from Merck and Co., Inc. on October 28, 2003. Prior to acquiring Aggrastat, we had never marketed and sold a product for cardiovascular conditions. Through the end of the first quarter of 2005, our efforts to ramp up our sales of Aggrastat through expanded marketing efforts did not meet our expectations. We recently announced our plans to minimize our ongoing expenses related to Aggrastat and to devise and implement an exit strategy from the product, as discussed above. We cannot assure you that we will be successful in our efforts to do so.
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

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock from January 1, 2002 to June 30, 2005 ranged from $2.05 to $12.55.
     We may not be successful in our attempts to minimize our ongoing expenses related to Aggrastat or to implement an exit strategy from this product.
      Our attempts to minimize our ongoing expenses related to Aggrastat and to devise and implement an exit strategy from the product, whether occurring before or after our merger MGI Pharma, are contingent upon a number of factors, including our ability to appropriately manage the process of reducing product development expenses, find and engage qualified purchasers, licensees or partners for the product and minimize the time that it takes us to do so. Our success, if any, will also depend on the consideration that we are able to receive for Aggrastat. Even after consummation of our merger, the consideration to be received upon disposition of Aggrastat may not reach acceptable levels. If we do not find and engage qualified purchasers, licensees or partners who are willing to provide the consideration that we determine is reasonable or appropriate, or if it takes a significantly longer amount of time and resources than we presently anticipate to accomplish these objectives, we may not be able to minimize our ongoing expenses related to Aggrastat or be able to implement an exit strategy from the product.
      As of June 30, 2005, our contractual commitments related to the Aggrastat Assets included an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits us to purchase approximately $6.1 million of such bags, and $1.3 million of such purchase commitment remains outstanding for the remainder of 2005. Additionally, we had various funding commitments and agreements related to the advancement of our research and development activities, all of which are assignable with the mutual consent of the parties. If we elected to terminate these commitments and agreements, we would be responsible for the costs related to services rendered to date and any irrevocable commitments entered into on our behalf. We currently estimate these costs to be no more than $1.0 million.
      Additionally, our ability to accomplish any of our objectives regarding Aggrastat will depend on our success in reaching a mutually acceptable arrangement with PRF regarding our revenue interest agreement with PRF. The revenue interest agreement is secured by, among other things, the revenues from Aggrastat and the intellectual property related to Aggrastat. Implementing a viable exit strategy for Aggrastat will require such an arrangement. If we are not able to reach this arrangement, then we may not be able to successfully minimize our expenses related to this product, which expenses include payments owed to PRF.
      In addition, if the MGI Pharma merger does not close and we are unable to divest, partner, license or enter into other similar arrangements for Aggrastat, we intend to continue to sell Aggrastat, but may begin a significant sales price discount program.
     Our ability to realize significant value from our early stage “pipeline” is dependent upon successful collaboration with external parties.
      We are attempting to create value from our early stage pipeline through licensing, corporate partnerships, sales or other similar transactions. Any such transaction will be dependent upon the cooperation of a third-party. If we are not successful in reaching reasonable or appropriate agreements with such third parties related to these technologies, we may not be able to create significant value from them. Early stage research projects often fail to achieve commercial success due to factors such as unsatisfactory pre-clinical and clinical testing results, regulatory approval requirements, market acceptance, and reimbursement limitations. Additionally, in the absence of support from third parties, we may not be able to continue to fund the research and development of these early stage pipeline technologies. As a consequence, these technologies may never provide value to our shareholders.

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
      We have been informed by the European regulatory agency responsible for overseeing the testing and release of Gliadel in the European Union that we may have to test each sublot of Gliadel that we ship to the European Union. Each time a lot is tested it results in the destruction of a portion of the lot. The cost associated with this requirement would make it commercially unfeasible to ship small sublots of Gliadel labeled for smaller European markets. If we are not able to agree with the regulatory agency to an alternative method of testing and releasing sublots of Gliadel, we may not be able to continue to ship Gliadel to our distributors for smaller European markets. As a result, our Gliadel revenue would be negatively affected.
     PRF is entitled to a portion of our revenues, which may limit our ability to fund some of our operations. If we do not achieve certain revenue targets for Gliadel and Aggrastat, PRF may be entitled to a greater percentage of our revenue, revenue from future products we may acquire or certain of our product candidates.
      Under the terms of our Revenue Interest Assignment Agreement (the Revenue Agreement) with PRF, PRF is entitled to receive a percentage of our combined annual net revenue from Gliadel and Aggrastat as follows: from October 28, 2003 through December 31, 2006, PRF is entitled to receive 10% of such net revenue up to $75.0 million, and 2.5% of such net revenue in excess of $75.0 million; from January 1, 2007 through December 31, 2012 (the end of the term of the financing arrangement with PRF), the respective percentages are 17.5% and 3.5%. If combined Gliadel and Aggrastat annual net revenue is less than $48.3 million, $60.2 million, or $80.6 million in 2004, 2005, and 2006, respectively, then PRF receives the higher of certain minimum payments for such years (the PRF Minimum Payments, as described below) or 12.5% of combined Gliadel and Aggrastat net revenue. If combined Gliadel and Aggrastat net revenue is less than $75.0 million in any of the years 2007 through 2012, then PRF will receive the higher of the PRF Minimum Payments or 22.5% of combined Gliadel and Aggrastat net revenue.
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
      If we are unable to close the MGI Pharma merger and we do not sell Gliadel to MGI Pharma, we would continue discussing a renegotiation of the terms of the Revenue Agreement with PRF. We cannot assure you that these discussions will result in a favorable change, or any change, to such terms or our obligations under the Revenue Agreement. Failure to renegotiate the terms may hinder or prevent our ability to achieve our financial goals.

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
      The repurchase amount guarantees PRF a return in an amount over its initial investment and is reduced based on payments that we have previously made to PRF prior to the time that its interest is repurchased, but the repurchase price may never exceed three and a half times PRF’s initial investment, or $147.0 million. If PRF requires us to repurchase its revenue interest, our ability to fund our operations may be significantly impaired. Additionally, because PRF would be entitled to exercise this repurchase right upon a change of control of us, or upon the sale of either Gliadel or Aggrastat, we may not be able to effect a business transaction that would have one of these results.
     We have pledged our assets related to Gliadel and Aggrastat to PRF; therefore, we may not be free to utilize those assets at our discretion.
      PRF has been granted a security interest in the intellectual property assets related to Gliadel and Aggrastat, which in the aggregate accounted for all of our net product revenue of $40.2 million for the year ended December 31, 2004, and all of our net product revenue of $22.9 million for the six months ended June 30, 2005. As of June 30, 2005, the intangible assets related to Gliadel and Aggrastat were $36.1 million, or approximately 26% of our total assets. We, therefore, may not be free to utilize those assets at our discretion, such as selling or outlicensing rights to part or all of those assets, without first obtaining the permission of PRF. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.
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
      We have licensed to SNDC our rights to GPI 1485 in the United States in exchange for SNDC’s investment of up to $40.0 million to advance GPI 1485 through clinical development in four indications:

Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction, HIV neuropathy and HIV dementia. We expect that the $40.0 million clinical development budget will be fully expended in approximately one year. In exchange for the license rights and for five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share, we received an option to acquire all of the equity of SNDC. We may, at our discretion, exercise this option at any time beginning on April 1, 2005 and ending on the earlier of March 31, 2007 or the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2.0 million. The option exercise price starts at $75.1 million in April 2005 and increases incrementally to $119.8 million in January 2007, and may be paid in cash or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment.
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
      Approximately 79% of our revenue from Gliadel in the six months ended June 30, 2005 were made to SPD pursuant to a purchase agreement between us and SPD. Under the terms of this agreement, either we or SPD may terminate the agreement upon 60 days prior written notice. We have no assurance that SPD will not exercise its right to terminate the agreement at any time. If SPD does terminate the agreement, there can be no assurance that we will be able to enter into an arrangement with another specialty distributor for the purchase and sale of Gliadel. Additionally, under the terms of our agreement with SPD, if the agreement is terminated, we have an obligation to repurchase any remaining treatments of Gliadel that SPD may have in its inventory. As of June 30, 2005, we believe that SPD had approximately $1.9 million of Gliadel in its inventory.
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
     We depend upon Merck to supply us with the active pharmaceutical ingredient for Aggrastat. We will depend upon Baxter Healthcare Corporation (or Baxter) to provide us with finished product of Aggrastat in bags.
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
      We also sell Aggrastat in vials that we have obtained from Merck directly. Merck has informed us that it can no longer sell us vials of the product. We are engaged in discussions with a third-party contract manufacturer to obtain vials of Aggrastat. If we do not enter into a direct relationship with such a contract manufacturer, or if we are not able to procure vials of Aggrastat through Merck or otherwise, we may not be able to meet the demands of our customers for vials and this inability may adversely affect our business.
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
      In addition to the risk that we could be a party to patent infringement litigation, the U.S. Patent and Trademark Office could require us to participate in patent interference proceedings, or we may find it necessary to provoke an interference with a third-party. These proceedings are often expensive and time-consuming, even if we were to prevail in such proceedings.
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
      Our U.S. patent protection for Gliadel, which for the six months ended June 30, 2005 accounted for approximately 69% of our product revenue, expires in August 2006. In addition, the FDA recently notified us that, pursuant to the Orphan Drug Act, Gliadel was entitled to seven years of market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection. This seven year exclusivity period commenced from the date of the FDA’s approval of Gliadel in February 2003. Accordingly, following the expiration of U.S. patent protection, we now have approximately four additional years of market exclusivity for Gliadel for initial surgical resection. However, there can be no assurance that others will not enter the market with a generic copy of Gliadel for recurrent surgical resection. The availability of such a generic copy could negatively impact our revenues from Gliadel for initial surgical resection after August 2006.
     The U.S. government holds rights that may permit it to license to third parties technology we currently hold the exclusive right to use.
      The U.S. government holds rights that govern aspects of specific technologies licensed to us by third-party licensors. These government rights in inventions conceived or reduced to practice under a government-funded program may include a non-exclusive, royalty-free, worldwide license for the government to use resulting inventions for any governmental purpose. In addition, the U.S. government has the right to grant to others licenses under any of these non-exclusive licenses if the government determines that:

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
      Acquisitions of competing companies by large pharmaceutical companies or other companies could enhance the financial, marketing and other resources available to these competitors. These competitors may develop products that are superior to those we are developing. We are aware of the development by other companies and research scientists of alternative approaches to:

•	the treatment of malignant glioma;

•	the treatment of acute cardiovascular conditions;

•	the diagnosis and treatment of Parkinson’s disease;

•	the development of a water-soluble formulation of propofol;

•	the promotion of nerve growth and repair;

•	the treatment and prevention of neuropathic pain and peripheral neuropathy; and

•	Development of chemo- and radiosentizers.
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
      Upon conversion of our $69.4 million principal amount of outstanding notes at their conversion price of $6.24, approximately 11,114,423 shares of common stock would be issuable. Additionally, upon the exercise by PRF of its warrants to purchase 300,000 shares of our common stock at an exercise price of $9.15 per share, by SNDC of its warrants to purchase 1.5 million shares of our common stock at an exercise price of $7.48 per share, or by the holders of warrants from the Company’s 2003 private placement of warrants to purchase 962,000 shares of our common stock at an exercise price of $7.55, 300,000, 1.5 million and 962,000 shares of our common stock, respectively, would be issuable. Our stock price could be depressed significantly if the holders of the notes decide to convert their notes or the holders of the warrants decide to exercise such warrants and sell the common stock issued thereby or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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
      Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may delay or prevent an attempt by a third-party to acquire control of us. These provisions include the requirements of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits designated types of business combinations, including mergers, for a period of three years between us and any third-party who owns 15% or more of our common stock. This provision does not apply if:

•	our Board of Directors approves of the transaction before the third-party acquires 15% of our common stock (as has happened with our proposed merger with MGI Pharma);

•	the third-party acquires at least 85% of our common stock at the time its ownership goes past the 15% level; or

•	our Board of Directors and two-thirds of the shares of our common stock not held by the third-party vote in favor of the transaction.
      We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the Board of Directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. The plan makes an acquisition much more costly to a potential acquirer. We have waived the application of this plan to the proposed merger with MGI Pharma.
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

Item 6.	Exhibits

a.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among MGI Pharma, Inc., Granite Acquisition, Inc. and the Company, dated as of July 20, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed July 22, 2005)
10.1*	Guilford Pharmaceuticals Inc. Employee Retention Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed April 11, 2005)
10.2*	Separation Agreement and General Release between the Company and Nancy J. Linck (incorporated by reference to the Company’s Current Report on Form 8-K filed April 20, 2005)
10.3	Line of Credit Agreement by and between the Company and MGI Pharma, Inc., dated July 20, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed July 22, 2005)
10.4	Letter Agreement dated July 20, 2005 by and between Paul Royalty Fund, L.P., Paul Royalty Fund Holdings II, the Company and MGI Pharma, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed July 22, 2005)
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guilford Pharmaceuticals Inc.

/s/ DEAN J. MITCHELL

Dean J. Mitchell
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 8, 2005

/s/ WILLIAM F. SPENGLER

William F. Spengler
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
     August 8, 2005

/s/ ANDREW J. JEANNERET

Andrew J. Jeanneret
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)
     August 8, 2005